Form 10-Q
period 2005-12-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2006-02-14
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 28, 2005, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq National Market, was approximately $88,223,080. The registrant has elected to use October 28, 2005 as the calculation date because on March 31, 2005 (the last business date of the registrant’s second fiscal quarter), the registrant was a privately held corporation. October 28, 2005 was the first date on which the registrant’s common stock was listed on the Nasdaq National Market.

As of January 31, 2006, there were 29,121,950 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Form 10-K for the fiscal year ended September 30, 2006 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Accentia Biopharmaceuticals, Inc.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,496,137	$2,763,452
Accounts receivable:
Trade, net of allowance for doubtful accounts of $345,458 and $150,000 at December 31, 2005 and September 30, 2005, respectively	4,271,850	3,715,488
Stockholder	806,539	676,752
Inventories	1,391,035	1,013,896
Inventory deposits	585,000	844,740
Unbilled receivables	740,644	690,886
Prepaid expenses and other current assets	615,502	385,241

Total current assets	13,906,707	10,090,455

Goodwill	1,193,437	1,193,437

Other intangible assets:
Product rights	21,781,334	21,216,334
Non-compete agreements	2,104,000	2,104,000
Trademarks	1,634,313	1,631,474
Purchased customer relationships	1,268,950	1,268,950
Other intangible assets	648,288	648,040
Accumulated amortization	(6,233,587)	(5,631,122)

Total other intangible assets	21,203,298	21,237,676

Furniture, equipment and leasehold improvements, net	1,815,664	1,775,819
Deferred offering costs	—	821,573
Other assets	390,439	423,644

	$38,509,545	$35,542,604

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related party	$1,293,516	$7,414,742
Other	8,820,341	9,998,372
Lines of credit	4,226,083	3,767,221
Accounts payable (including related party of $303,020 at December 31, 2005 and $346,423 at September 30, 2005 respectively)	4,364,249	5,519,626
Accrued expenses (including related party accrued interest of $74,850 at December 31, 2005 and $147,983 at September 30, 2005, respectively)	8,169,101	6,917,721
Unearned revenues	1,589,818	863,096
Product development obligations (including $200,000 due to related party at September 30, 2005)	—	500,000
Dividends payable	616,186	575,447
Stockholder note	350,000	350,000
Customer deposits	729,793	828,050
Deposits, related party	3,000,000	3,000,000

Total current liabilities	33,159,087	39,734,275

Long-term debt, net of current maturities:
Related party	—	3,661,917
Other	4,436,760	5,490,252
Lines of credit, related party	7,180,000	4,180,000
Other liabilities, related party	2,421,318	2,574,865

Total liabilities	47,197,165	55,641,309

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
Commitments and contingencies		—
Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 29,121,951 and 5,170,421 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	29,122	5,170
Preferred stock, Series A, $1.00 par value; 10,000,000 shares authorized; -0- and 2,937,013 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	6,183,000
Preferred stock, Series B, $1.00 par value; 30,000,000 shares authorized; -0- and 3,895,888 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	239,919
Preferred stock, Series C, $1.00 par value; 10,000,000 shares authorized; -0- and 3,562,607 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	7,500,000
Preferred stock, Series D, $1.00 par value; 15,000,000 shares authorized; -0- and 4,672,482 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	219,769
Preferred stock, Series E, $1.00 par value; 60,000,000 shares authorized; -0- and 20,506,178 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	49,789,554
Additional paid-in capital	111,191,779	28,744,833
Accumulated deficit	(119,908,521)	(112,780,950)

Total stockholders’ deficit	(8,687,620)	(20,098,705)

	$38,509,545	$35,542,604

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending December 31,
	2005	2004
Net Sales:
Products	$2,146,678	$1,640,221
Services	3,043,463	2,457,281
Related party, products	1,627,825	419,617

Total net sales	6,817,966	4,517,119

Cost of sales:
Products	928,561	1,058,603
Services	947,212	1,155,728

Total cost of sales (exclusive of amortization of acquired product rights)	1,875,773	2,214,331

Gross margin	4,942,193	2,302,788

Operating expenses:
Research and development	3,065,890	1,366,390
Research and development, related party	93,982	492,164
Sales and marketing	3,259,948	3,850,607
General and administrative	5,319,290	4,535,204
Royalties	564,392	101,207
Stock-based compensation, general and administrative	46,433	207,260

Total operating expenses	12,349,935	10,552,832

Operating loss	(7,407,742)	(8,250,044)
Other income (expense):
Interest expense, net	(1,311,475)	(236,977)
Interest expense, net, related party	(100,834)	(340,828)
Loss on extinguishment of debt, related party	—	(2,361,894)
Other income (expense)	43,419	(3,107)

Loss from continuing operations before income taxes	(8,776,632)	(11,192,850)
Income tax benefit	—	—

Net loss from continuing operations	(8,776,632)	(11,192,850)
Absorption of prior losses against minority interest	1,689,800	—

Net loss	(7,086,832)	(11,192,850)

Constructive preferred stock dividend	—	(4,902,174)
Preferred stock dividends, other	(40,739)	(118,067)

Loss attributable to common stockholders	$(7,127,571)	$(16,213,091)

Weighted average shares outstanding, basic and diluted
Per share amounts, basic and diluted:	20,695,219	5,094,731
Loss attributable to common stockholders per common share	$(0.34)	$(3.18)

Net loss:
Loss attributable to common stockholders	$(0.34)	$(3.18)

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)

FOR THE PERIOD FROM SEPTEMBER 30, 2005 TO DECEMBER 31, 2005

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, September 30, 2005	5,170,421	$5,170	35,574,168	$63,932,242	$28,744,833	$(112,780,950)	$(20,098,705)
Conversion of preferred shares to common stock	20,910,908	20,911	(35,574,168)	(63,932,242)	63,911,331	—	—
Issuance of common stock for cash at IPO	2,400,000	2,400	—	—	14,738,962	—	14,741,362
Biovest notes converted to Accentia common stock	493,842	494	—	—	3,740,303	—	3,740,797
Issuance of common stock for cash – options exercise	4,165	4	—	—	8,065	—	8,069
Issuance of common stock cashless exercise	142,615	143	—	—	—	—	143
Stock-based compensation	—	—	—	—	48,285	—	48,285
Preferred stock dividends	—	—	—	—	—	(40,739)	(40,739)
Net loss for the period	—	—	—	—		(7,086,832)	(7,086,832)

Balances, December 31, 2005	29,121,951	$29,122	—	$—	$111,191,779	$(119,908,521)	$(8,687,620)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 30, 2005 TO DECEMBER 31, 2005

(continued)

	Preferred Stock										Total
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, September 30, 2005	2,937,013	$6,183,000	3,895,888	$239,919	3,562,607	$7,500,000	4,672,482	$219,769	20,506,178	$49,789,554	$63,932,242
Conversion of preferred shares to common stock	(2,937,013)	(6,183,000)	(3,895,888)	(239,919)	(3,562,607)	(7,500,000)	(4,672,482)	(219,769)	(20,506,178)	(49,789,554)	(63,932,242)

Balances, December 31, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,086,832)	$(11,192,850)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	186,643	160,730
Amortization	581,803	730,176
Stock-based compensation	48,286	409,076
Accretion of debt discounts	692,233	—
Loss on conversion of shareholder debt to preferred stock	—	2,516,494
Other non-cash charges	143	127,210
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(686,157)	272,490
Inventories	(377,138)	(64,621)
Inventory deposits	259,740	—
Deferred offering costs	821,573	—
Unbilled receivables	(44,403)	(118,681)
Prepaid expenses and other current assets	(164,835)	125,914
Other assets	(20,543)	(41,040)
Accounts payable	(1,379,715)	(1,979,122)
Accrued expenses	1,823,869	(243,020)
Unearned revenues	721,367	440,456
Customer deposits	(98,257)	184,313

Net cash flows from operating activities	(4,722,223)	(8,672,475)

Cash flows from investing activities:
Acquisition of furniture, equipment, and leasehold improvements	(226,488)	(104,414)
Cash paid for acquisition of product rights and other intangibles	(1,068,087)	(3,171,290)

Net cash flows from investing activities	(1,294,575)	(3,275,704)

Cash flows from financing activities:
Payments on notes payable and long-term debt	(7,564,044)	(397,910)
Proceeds from issuance of common stock	14,741,362	600,000
Proceeds from issuance of preferred stock	—	12,795,824
Proceeds from the exercise of stock options	8,069	—
Due from related party	(11,668)	—
Payment of preferred stock dividends	—	(288,663)
Proceeds from line of credit	3,265,565	—
Payments to line of credit	—	(250,000)
Proceeds from investment minority interest investment	(1,689,800)	—

Net cash flows from financing activities	8,749,484	12,459,251

Net change in cash and cash equivalents	2,732,686	511,072

Cash and cash equivalents at beginning of period	2,763,451	1,904,938

Cash and cash equivalents at end of period	$5,496,137	$2,416,010

Supplemental cash flow information:
Cash paid for:
Interest	$663,992	$233,750
Income taxes	—	—
Issuance of stock to satisfy accrued expense	$408,000	—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 30, 2005 AND 2004

1. Description of the company

Accentia Biopharmaceuticals, Inc. and its subsidiaries, Analytica International, Inc. (“Analytica”), TEAMM Pharmaceuticals, Inc. (“TEAMM”), AccentRx, Inc. (“AccentRx”), Biovest International, Inc. (“Biovest”), and Accentia Specialty Pharmacy (“ASP”) (collectively referred to as the “Company” or “Accentia”) is a vertically integrated specialty biopharmaceutical company. The Company is a biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the therapeutic areas of respiratory disease and oncology. The Company has two product candidates entering or in Phase 3 clinical trials. The first product candidate, SinuNase™, has been developed as a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis. The second product candidate, BiovaxID™, is a patient-specific cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID is currently in a pivotal Phase 3 clinical trial. In addition to these product candidates, the Company has a growing specialty pharmaceutical business with a portfolio of ten currently marketed products, two new products that have been approved and are pending commercial launch, and a pipeline of additional products under development by third parties.

2. Significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates for the periods covered by the financial statements.

Operation results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. For Further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Accentia and its three wholly-owned subsidiaries, and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated. The Company does not currently recognize a minority interest in its majority owned subsidiary pursuant to Accounting Research Bulletin 51, Consolidated Financial Statements. Where losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to make good such losses. However, if future minority equity or earnings do materialize, the majority interest will and have been credited to the extent of such losses previously absorbed.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Goodwill and intangible assets

Intangible assets include trademarks, product rights, noncompete agreements, purchased customer data relationships and patents, and are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). In that regard, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has identified certain trademarks, product rights and technology rights as intangible assets with indefinite lives and, therefore, these assets are not amortized. The Company did not recognize any impairment during the three months ended December 31, 2005 or 2004.

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

Net loss per common share

The Company had net losses for all periods presented in which potential common shares were in existence. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options and warrants. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all options and warrants outstanding is anti-dilutive.

The following table sets forth the calculations of basic and diluted net loss per share:

	For the Three Months Ended
	December 31, 2005	December 31, 2004
Numerator:
Net loss applicable to common stockholders	$(7,127,571)	$(16,213,091)
Denominator:
For basic loss per share—weighted average shares	20,695,219	5,094,731
Effect of dilutive securities	—	—
Weighted average shares for dilutive loss per share	20,695,219	5,094,731
Net loss per share applicable to common stockholders, basic and dilutive	$(0.34)	$(3.18)
EPS effect of preferred dividends	$—	$(0.99)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows:

	For the Three Months Ended
	December 31, 2005	December 31, 2004
Options and warrants to purchase common stock	3,034,105	1,814,523

Preferred stock convertible to common stock	—	30,182,439
Preferred stock options and warrants convertible to preferred which is then convertible to common	—	13,082,142

Stock based compensation

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R (FAS 123R), which revised FAS 123, “Accounting for Stock-Based Compensation,” by requiring the expensing of share-based compensation based on the grant-date value of the award. FAS 123 had provided companies the option of expensing such awards or merely disclosing the pro forma effects of such expensing in the notes to financial statements. As of October 1, 2002, the Company began expensing employee stock options in accordance with FAS 123 and its related amendments. During the quarter ended December 31, 2005, the Company adopted FAS 123R. There are currently no significant differences between FAS 123 and FAS 123R; however FAS 123R also requires that an additional caption in the financial section of the Statements of Consolidated Cash Flows to present separately the excess tax benefits related to share based-payments. The adoption of FAS 123R during the December 2005 quarter did not have a material effect on the Company’s financial position, results of operations or cash flows.

Severance Claim:

In December, 2005 the Company settled any and all severance claims from its former Chief Executive Officer and former director by issuing 800,000 shares of restricted common stock. In addition, the Company will pay this former officer and director $200,000 cash to be paid in bi-weekly installments at the same rate as his 2005 compensation. The Company accrued all costs of the settlement as of December 31, 2005 as compensation expense.

Reclassification:

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

3. Liquidity and management’s plans

The Company anticipates that operating cash flow deficits for the early part of fiscal 2006 will be offset by net cash inflows from financing activities, such as debt or equity placements, accessing existing or new credit facilities, receipt of repayment of inter-company demand loans and from proceeds from the Company’s IPO completed in the first quarter of fiscal 2006. At December 31, 2005, the Company had $ 5.5 million in cash on hand, $4.3 million in accounts receivable and $0.7 million of earned but unbilled receivables, $3.3 million in availability under existing lines of credit, and $6.2 million in demand notes receivable from Biovest. Upon Biovest obtaining additional financing, which it is seeking to consumate in calendar 2006 and equity offerings, debt financings, corporate collaborations, or licensing transaction, it is anticipated that Biovest may repay some or all of the outstanding demand notes and Biovest will commence the funding of its ongoing operations without additional intercompany loans from Accentia.

Based on current operating plans, the Company anticipates that its existing capital resources and cash flow from operations, together with borrowing availability under its lines of credit and receipt of repayment of demand inter-company debt will be sufficient to fund its operations and development activities into the fourth quarter of fiscal year 2006. The Company is currently engaged in an effort to restructure certain of its existing indebtedness in order to increase available funds on a near-term basis, and the Company also intends to seek additional financing through one or more private equity offerings, additional debt financings, corporate collaborations or licensing transactions. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some of our commercialization efforts.

There are currently no commitments in place for any debt or equity financing being sought by the Company or by Biovest, nor can assurances be given that such financing will be available. While the Company is confident that it will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

4. Inventories

Inventories consist of the following:

	December 31, 2005	September 30, 2005
Pharmaceutical products held for sale	$1,074,650	$814,862
Finished goods, other, net of $0.3 million allowance for obsolescence	198,818	35,787
Work-in-process	57,471	120,977
Raw materials	60,096	42,270

	$1,391,035	$1,013,896

5. Unbilled receivables and unearned revenues

Unbilled receivables and unearned revenues are as follows:

	December 31, 2005	September 30, 2005
Costs incurred on uncompleted service contracts	$7,071,432	$7,020,113
Estimated earnings	7,277,789	7,286,296

	14,349,221	14,306,409
Less billings to date	(15,198,395)	(14,478,619)

	$(849,174)	$(172,210)

These amounts are presented in the accompanying balance sheets under the following captions:

	December 31, 2005	September 30, 2005
Unbilled receivables	$740,644	$690,886
Unearned revenues	(1,589,818)	(863,096)

	$(849,174)	$(172,210)

6. Other intangible assets

The company’s Product Rights increased by $0.6 million during the quarter ended December 31, 2005. This increase represents a payment of $0.5 million for the acquisition of AllerNase, a newly acquired product under development by Collegium, and a payment of $0.1 million to Mayo for SinuNase.

7. Furniture, equipment and leasehold improvements

Furniture, equipment and leasehold improvements consist of the following:

	December 31, 2005	September 30, 2005
Furniture	$259,273	$253,130
Office and laboratory equipment	2,784,043	2,737,291
Leasehold improvements	960,340	791,687

	4,003,656	3,782,108
Less: accumulated depreciation and amortization	(2,187,992)	(2,006,289)

	$1,815,664	$1,775,819

8. Lines of credit

Lines of credit consists of the following:

	December 31, 2005	September 30, 2005
Secured revolving note of which $2.5 million is convertible due to Laurus Master Fund, Ltd., interest at prime plus 2% (9.25% at December 30, 2005); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share (See Note 9)	$4,226,083	$3,767,221
Bridge note, interest at 4.25%, unsecured, matures August 2007 or upon completion of a debt or equity financing resulting in more than $35.0 million in net proceeds (a)	4,180,000	4,180,000
Revolving credit agreement, interest at prime (7.25% at December 31, 2005); maturity in 2007; secured by Company’s accounts receivable and guarantee of major stockholder	3,000,000	—

	11,406,083	7,947,221
Less current maturities	4,226,083	3,767,221

	$7,180,000	$4,180,000

(a)	On August 16, 2005, the Company entered into a new bridge loan agreement with Hopkins II that provides for aggregate borrowing availability of up to $7.5 million in principal amount. In connection with this agreement, the $4.2 million advanced under the previous Hopkins II bridge loan was converted into an obligation under the new bridge loan agreement. The new bridge loan (including all accrued but unpaid interest) will become due upon the earlier of August 16, 2007 or the completion by the Company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). The Company may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the bridge loan becomes due or on which the Company desires to prepay the loan, the Company must not be in default under its credit facility with Laurus Master Fund, Ltd., and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied.

Under the August 2005 bridge loan agreement with Hopkins II, the Company has the unconditional right to borrow up to $5.0 million in the aggregate upon ten days’ prior written notice to Hopkins II, provided that the Company’s right to borrow any amounts in excess of $5.0 million is conditioned upon the Company either being in default under its credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. As of December 31, 2005, a total of $4.2 million had been borrowed under this bridge loan. The loan is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until the maturity date of the loan.

Weighted average interest on all short-term borrowings aggregated 6.89% and 6.42% at December 31, 2005 and September 30, 2005 respectively. At December 31, 2005, the Company has an aggregate of $3.3 million available under its lines of credit.

9. Long-term debt

Long-term debt consists of the following:

	December 31, 2005	September 30 2005
Related party:
Term loan due to McKesson, a holder of shares of common stock and major supplier, payable at 10% contract rate; (a)	$—	$3,900,000
Note due to McKesson, interest payable monthly at 10% (b)	800,000	2,095,414
Notes payable, former Biovest management, interest at 7%; due in June 2006; working capital loans due in fiscal 2006; bridge financing due in fiscal year 2006; and other notes due in installments through 2006(c)	438,645	4,439,328
Accrued interest (c)	54,871	641,917

	1,293,516	11,076,659
Less current maturities	(1,293,516)	(7,414,742)

	$—	$3,661,917

Other:
Convertible amortizing term note due to Laurus Master Fund, LTD., interest payable monthly at prime rate plus 4%; due April 2008(d)(g)	$8,232,015	$8,193,238
Note payable, Harbinger Mezzanine Partners, LP, net of discount; secured by assets of TEAMM; interest payable monthly at 13.5%; $5.0 million principal balance matures June 2006. (b)(e)	4,705,409	6,589,854
Convertible notes payable, Biovest bridge financing, due in 2006	31,677	100,000
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2006(f)	175,469	175,469
Other	112,531	119,050
Long term accrued interest(c)	—	311,013

	13,257,101	15,488,624
Less current maturities	(8,820,341)	(9,998,372)

	$4,436,760	$5,490,252

Footnotes to long-term debt

(a)	Note paid in full on November 2, 2005
(b)	McKesson note was paid down to $0.8 million during October and November of 2005, balance is due July 2006.
(c)	Note as of December 31, 2005 matures in 2006, accruing interest at 7.5% and paid monthly. Collateralized by certain assets of Biovest; convertible at the option of the holder into Biovest common stock (at $0.25 per share) or Accentia common stock (at a discount of $1.60 off the $8.00 IPO offering price). $5.0 million of notes as of September 30, 2005, due in 2007, were converted to equity during the three months ended December 31, 2005.
(d)	Note is convertible into shares of common stock at $6.80 per share, exercisable through April 2008
(e)	Note was paid down to $4.7 million (net of discount) as of December 31, 2005, balance is due June 30, 2006
(f)	Notes are convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, exercisable through September 2007.
(g)	Discounts on long-term debt include the value of warrants issued in conjunction with long-term debt and are accreted over the life of the related debt.

Future maturities of long-term debt are as follows as of December 31, 2005:

Years ending December 31,
2006	$8,820,341
2007	3,352,922
2008	1,083,838

$13,257,101

Related party transactions

The Laurus long term note is shown on the balance sheet under the following accounts:

Principal balance of long term note	$9,677,421
Less reduction for:
Value of warrants	(2,307,386)

Recorded at closing	7,370,035

Accretion (interest expense) through December 31, 2005	861,980

Carrying value at December 31, 2005	$8,232,015

As presented on balance sheet:
Current maturities of note payable	$3,896,671
Note payable	4,335,344

$8,232,015

The Company’s debt arrangements with Laurus include beneficial conversion features. Pursuant to EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the effective conversion price should be used to compute intrinsic value and allocated the proceeds based on the relative fair values of the convertible debt instrument and warrants. The 98-5 model was then applied to the amount allocated to the convertible debt and an effective conversion price was calculated and used to measure the intrinsic value of the embedded conversion options. The fair value of the proceeds was allocated as follows:

May 2005 Financing
Convertible Debt	$4,610,968
Beneficial Conversion feature associated with Warrants	389,032

$5,000,000

August 2005 Financing
Convertible Debt	$3,081,646
Beneficial Conversion feature associated with Warrants	1,918,354

$5,000,000

The discount on these notes is being amortized over the life of the debt using the straight-line method, which approximates the effective interest method.

10. Related party transactions

Accounts receivable, stockholder

Accounts receivable stockholder at December 31, 2005 and September 31, 2005 consist of amounts due from McKesson, a holder of common stock. These amounts are due in accordance with customary trade terms in the Specialty Pharmaceuticals segment.

Stockholder Note

The Stockholder Note at December 31, 2005 is an unsecured 6% note in the amount of $0.4 million, and is currently due in 2006.

11. Income taxes –

Aidman Piser Will Provide Insert on Monday morning

The Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2005	September 30, 2005
Deferred tax assets:
Accrued expenses deductible in future	$3,248,000	$2,991,000
Allowance for doubtful accounts	45,000	45,000
Basis difference in assets	505,000	359,000
Inventory valuation allowance	310,000	318,000
Stock based compensation	755,000	755,000
Intangibles	1,628,000	1,628,000
Net operating loss carryforward	34,002,000	31,849,000
Valuation allowance	(38,355,000)	(35,668,000)

	2,138,000	2,277,000
Deferred tax liabilities:
Intangibles	(2,138,000)	(2,277,000)

	$—	$—

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

	2005	2004	2003
Statutory tax rate	34%	34%	34%

State taxes	4%	4%	4%

Acquisition adjustments	—	—	(136)
Other	—	—	—
Change in valuation allowance	(38)	(38)	98

Effective tax rate in accompanying statement of operations	0%	0%	0%

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

The Company has a federal net operating loss carryover of approximately $83.9 million as of December 31, 2005, which expires through 2025, and of which $30.0 million is subject to various Section 382 limitations.

12. Stockholders’ equity

During the quarter ended December 31, 2005, the following shares were converted to common stock at the initial public offering date (November 2, 2005):

Shares of Series A preferred stock for cash	2,937,013
Shares of Series B preferred stock for cash	1,990,797
Shares of Series C preferred stock for cash	1,478,482
Shares of Series D preferred stock for cash	2,214,746
Shares of Series E preferred stock for cash	12,289,870
Total common shares issued upon conversion of preferred stock	20,910,907

13. Operational results for Biovest

	For the three months ended December 31, 2005
	Biovest	Consolidated without Biovest
Net sales	1,084,975	5,732,991
Cost of sales	602,903	1,272,870

Gross margin	482,072	4,460,121
Operating expenses	3,424,946	8,927,127

Income (loss) from operations	(2,942,874)	(4,467,006)
Interest income (expense)	(108,590)	(1,303,719)
Other income (expense)	37,500	5,919
Absorption of prior losses against minority interest	—	1,689,800

Net income (loss)	(3,013,964)	(4,075,006)
Dividends	—	(40,739)

Loss attributable to common shareholders	(3,013,964)	(4,115,745)

Weighted average shares outstanding, basic and diluted	20,695,219	20,695,219
Loss attributable to common stockholder per common share	($0.15)	($0.20)

	For the three months ended December 31, 2004
	Biovest	Consolidated without Biovest
Net sales	1,072,798	3,444,321
Cost of sales	1,202,979	1,011,352

Gross margin	(130,181)	2,432,969
Operating expenses	1,289,868	9,262,964

Income (loss) from operations	(1,420,049)	(6,829,995)
Interest income (expense)	(104,423)	(473,382)
Other income (expense)	—	(2,365,001)
Absorption of prior losses against minority interest	—	—

Net income (loss)	(1,524,472)	(9,668,378)
Dividends	—	(5,020,241)

Loss attributable to common shareholders	(1,524,472)	(14,688,619)

Weighted average shares outstanding, basic and diluted	5,094,731	5,094,731
Loss attributable to common stockholder per common share	($0.30)	($2.88)

14. Segment information

We define our segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, discontinued operations and income taxes. Inter-segment sales of $0.1 million and $0.2 million for the three months ended December 31, 2005 and 2004 respectively, representing the sale of services from the Biopharmaceutical Products and Services segment to the Specialty Pharmaceuticals segment have been eliminated from segment sales.

Segment information for the three months ended December 31, 2005 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$871,460	$2,903,043	$3,774,503
Services	3,043,463	—	3,043,463

Total net sales	3,914,923	2,903,043	6,817,966

Cost of sales:
Products	381,345	547,216	928,561
Services	947,212	—	947,212

Total cost of sales	1,328,557	547,216	1,875,773

Gross margin	2,586,366	2,355,827	4,942,193

Sales and marketing	363,022	2,896,926	3,259,948
Research and development	3,159,872	—	3,159,872
Total assets	26,086,589	12,422,956	38,509,545
Goodwill	1,193,437	—	1,193,437

Segment information for the three months ended December 31, 2004 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$636,523	$1,423,316	$2,059,839
Services	2,457,280	—	2,457,280

Total net sales	3,093,803	1,423,316	4,517,119

Cost of sales:
Products	633,776	443,276	1,077,052
Services	1,137,279	—	1,137,279

Total cost of sales	1,771,055	443,276	2,214,331

Gross margin	1,322,748	980,040	2,302,788

Sales and marketing	718,216	3,132,391	3,850,607
Research and development	1,858,554	—	1,858,554
Total assets	24,919,163	10,129,910	35,049,073
Goodwill	1,193,437	—	1,193,437

Domestic and foreign operations

Total assets and net losses of the Company’s foreign subsidiary were insignificant; however, total revenues aggregated approximately 15% of total revenues of the Company in the three months ended December 31, 2005 This sunsidiary, which is based in Germany, operates in the Biopharmaceutical Products and Services Segment and its general segment data is included therein. Segment information on a geographic basis for the three months ended December 31, 2005 is as follows:

	Domestic	International (Europe)	Total
Net sales	$5,793,012	$1,024,954	$6,817,966
Net loss	(7,012,118)	(74,714)	(7,086,832)
Total Assets	36,133,554	2,375,991	38,509,545
Goodwill	893,000	300,437	1,193,437

Segment information on a geographic basis for the three months ended December 31, 2004 is as follows:

	Domestic	International (Europe)	Total
Net sales	$3,447,036	$1,070,083	$4,517,119
Net loss	(11,296,815)	103,965	(11,192,850)
Total Assets	32,670,630	2,378,443	35,049,073
Goodwill	893,000	300,437	1,193,437

15. Commitments and contingencies

a) Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2009. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending December 31,
2006	$2,665,064
2007	1,903,330
2008	1,444,900
2009	1,400,770
2010	624,235
Thereafter	333,241

$8,371,540

Rent expense for all operating leases was approximately $0.9 million, and $0.8 million, for the three months ended December 31, 2005 and December 31, 2004, respectively. Rental income from subleases aggregated $35,000 and $0.1 million in the three months ended December 31, 2005 and December 31, 2004, respectively, and has been included in loss from discontinued operations in the accompanying statements of operations.

b) Litigation

In October 2002, the Company’s subsidiary, AccentRx, Inc, acquired the assets and certain liabilities of American Prescription Providers, Inc. and American Prescription Providers of New York, Inc., collectively referred to as APP, which at the time of purchase operated a mail-order specialty pharmacy focused on filling prescriptions for AIDS patients and organ transplants. Commencing in late 1998, Dr. Francis E. O’Donnell (the Company’s Chairman and Chief Executive Officer) was the Chairman of the Board of APP, Dr. Dennis L. Ryll (a director of the Company) was a director of APP, and McKesson Corporation was APP’s principal lender. Also beginning in late 1998, The Hopkins Capital Group, LLC, an entity in which Dr. O’Donnell is the manager, and MOAB Investments, LP, an entity in which Dr. Ryll is a limited partner, were principal stockholders of APP. Following the purchase of APP’s assets, AccentRx operated the mail-order business until it sold the assets of this business in December 2003 to a third-party in an arm’s length transaction. All of the sale proceeds from the disposition of this business were used to pay debts of AccentRx, including to reduce the outstanding balance of the McKesson loan. After the sale of the APP assets, AccentRx ceased to engage in business, and AccentRx currently has nominal assets.

APP learned in May 2002 that the U.S. Department of Justice was conducting an industry-wide investigation under anti-kickback laws and other laws and regulations relating to purchases and sales of Serostim, an AIDS-wasting drug manufactured by Serono, Inc., from 1997 through 2000. As part of this investigation, in May 2002, APP received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, and in March 2004, it received a federal grand jury subpoena seeking records related to Serostim prescriptions dispensed by APP, reimbursement claims submitted to Medicaid for Serostim, and APP’s relationships with Serono. The Company is not aware of any investigation into the acts of AccentRx or the Company with regard to the conduct of the mail-order pharmacy business following AccentRx’s purchase of APP’s assets. While the Company is uncertain as to the amount or measure of damages, if any, that may be sought from APP, based on information currently available to it, the Company estimates that, from the commencement of business by APP on December 1, 1998 through 2000, Serono paid APP approximately $500,000 under a program for data collection, and during this same period, Medicaid reimbursed APP approximately $6,000,000 for Serostim prescriptions filled by APP. The Company estimates that the majority of these payments from Serono and reimbursements from Medicaid were not attributable to APP’s mail-order business, but rather were attributable to APP’s retail pharmacies, which APP sold to a third party in February 2001 and were therefore not acquired by AccentRx as a part of the 2002 acquisition of APP’s assets. In May 2005, the U.S. Attorney’s Office notified APP that it believes that APP has significant potential liability as a result of allegedly unlawful rebates and discounts paid to them by Serono between 1997 and 2000. In August 2005, the U.S. Attorney’s Office orally and informally indicated to the Company’s legal counsel that, as a result of these allegedly unlawful rebates and discounts, it was considering instituting a civil action against AccentRx, the Company, APP (which has since dissolved and been liquidated), and shareholders of APP who received APP assets as a part of the liquidation of APP. However, it is not possible to predict the outcome of this investigation and whether the government will formally commence any action challenging any of APP’s prior programs and practices or APP’s liability or exposure as a result thereof. The Company is uncertain if any such action would be under the False Claims Act or other civil or criminal causes of action. In the event of litigation, the Company believes that APP will have defenses that will be vigorously asserted.

The Company cannot predict whether AccentRx or the Company could be held liable for the prior acts of APP as a result of AccentRx’s purchase of APP’s assets or whether the government will commence any actions against AccentRx. However, the Company believes that it is unlikely that the Company, which has always been operated as a distinct legal entity from AccentRx, will have material financial exposure in the event that AccentRx or APP incurs a material penalty in connection with this matter. Similarly, the Company does not believe that any adverse legal or regulatory determinations regarding APP, the Company, or AccentRx or any persons associated with APP, the Company, or AccentRx would have any material effect on the ability of the Company and its subsidiaries to conduct their current or expected business operations. On October 17, 2005, the U.S. Department of Justice announced a settlement of criminal and civil allegations against Serono. According to the terms of the settlement, Serono, together with its U.S. subsidiaries and related entities, agreed to pay $704 million in connection with illegal schemes to promote, market, and sell its drug Serostim. The Company cannot predict the impact, if any, that this settlement will have on the government’s investigation relating to APP’s purchases and sales of Serostim.

Except for the foregoing, the Company not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings, that could cause a material adverse impact on its business, assets, or results of operations.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which is covered by insurance. Management believes that these proceedings will not have a material adverse effect on the financial statements.

Subsequent Events

Subsequent to December 31, 2005 the Company executed retroactively to dates of inception modifications to its senior credit agreements with Laurus Master Funds to expressly permit the existence of the $3.0 million junior subordinate loan with Missouri State Bank executed on December 30, 2005, to modify restrictive loan covenants with respect to intra-company advances to Biovest International, Inc., to defer principal payments under the convertible term note, to eliminate the convertibility of $2.5 million of the Company’s $5.0 million revolver with Laurus via the automatic transfer of balances from the revolver to the convertible minimum borrowing note, to fix the conversion rate of the convertible term note at 85% of the IPO price ($6.80 per share), and to extend the dates of filing and declarations of effectiveness for registration of shares available to Laurus upon conversion of the convertible notes. The effects of these modifications were as follows:

1) The $3.0 million junior subordinate Missouri State Bank revolving line of credit is now expressly permitted;

2) Permitted intra-company advances to Biovest are increased from $20.0 million to $23.75 million through June 30, 2006, by which time the Company anticipates Biovest will be able to raise its own funds independent of Accentia;

3) Principal payments under the $10.0 million convertible term note, consisting of $0.3 million per month initially commencing in January 2006 have been deferred through June 2006 with one-half of the deferred payments due in July 2006 and one-half due in January 2007;

4) $2.5 million of the $5.0 million of balance under the revolver are no longer subject to potential conversion to equity;

5) The conversion price for the $2.5 million convertible minimum borrowing note and $10.0 million convertible term note are now fixed at $6.80 per share irrespective of potential future equity or equity-linked transactions that may be below this price per share;

6) Extension of the date of filing for registration of Laurus’ convertible shares from January 25, 2006 to February 28, 2006 and the extension of the date that such registration shall be declared effective by the SEC to April 28, 2006.

Consideration paid to Laurus for these modifications to the loan agreements included the issuance of 62,000 warrants at $0.01 per share and the agreement to include all outstanding warrants in a registration filing.

Subsequent to December 31, 2005, the manufacturer of one of the formulations of the Company’s Histex product line, HistexI/E, issued a Class II product recall which resulted in the Company temporarily discontinuing the sale of that product. This discontinued product represented approximately $0.7 million and $0.3 million in sales during the three months ended December 2005 and 2004 respectively. The Company has not determined whether the decision to discontinue the sale of this product is temporary or permanent. The manufacturer has advised the FDA that the product poses no material health risk and the Company believes that the potential impact of the manufacturer’s product recall will be limited to the cost of product returns not otherwise recovered by the Company from the manufacturer and the loss of revenue from this discontinued product.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10Q. This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1. BUSINESS” in our annual report on Form 10-K for the fiscal year ended September 30, 2005 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the therapeutic areas of respiratory disease and oncology. We have two product candidates entering or in Phase 3 clinical trials. One of these product candidates, SinuNase, has been developed at Mayo Clinic as a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis, a long-term inflammatory condition of the paranasal sinuses for which there is currently no FDA approved therapy. We submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase in April 2005, and the IND was accepted by the FDA in May 2005. We expect to initiate our Phase 3 trial for the product in 2006. Our other late-stage product candidate, BiovaxID™, is a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID was developed at the National Cancer Institute and is currently in a pivotal Phase 3 clinical trial. In addition to these product candidates, we have a growing specialty pharmaceutical business with a portfolio of currently marketed pharmaceutical products and a pipeline of additional products under development by third parties. In addition to our late-stage product candidates and our specialty pharmaceutical business, we have a broad range of in-house capabilities and resources that we market to third parties and use to develop and commercialize our own products. These capabilities include analytical and consulting services relating to the biopharmaceuticals industry, such as pricing and market assessment, reimbursement strategies, clinical trial services, and outcomes research. We also produce custom biologics and cell culture systems for biopharmaceutical and biotechnology companies, medical schools, universities, hospitals, and research institutions.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this filing, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

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

Specialty Pharmaceuticals

Revenue in our Specialty Pharmaceuticals segment is generated from the sale of pharmaceutical products. Revenue from product sales is recognized when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to our customer upon the receipt of the shipment of the merchandise under the terms of FOB destination; prices and estimated sales provisions for product returns, sales rebates, payment discounts, chargebacks, and other promotional allowances are reasonably determinable; and the customer’s payment ability has been reasonably assured. An estimate of three business days from the time the product is shipped via common carrier until it reaches the customer is used for purposes of determining FOB destination. Revenues in connection with co-promotion agreements are recognized based on the terms of the agreements.

We make periodic adjustments to our monthly net sales for estimated chargebacks, rebates, and potential product returns we anticipate might ultimately be required. These adjustments are based on inventory quantity reports provided by our largest wholesale customers, sales activity reports generated by group purchasing organizations with which we have rebate contracts, and sales activity data provided by a third-party provider of such data. Our net sales will typically reflect an adjustment of 8% of gross sales for charge-backs/rebates and 10% for product returns that we record in the form of a reserve.

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

Inventory in our Biopharmaceutical Products and Services segment includes raw materials and component parts used in the assembly of instruments and cultureware for our Biovest subsidiary. Estimates for obsolete and unsaleable inventory are determined by management and updated quarterly.

Specialty Pharmaceuticals inventory consists primarily of trade products and samples. These inventories are warehoused at a third-party distribution center located in Memphis, Tennessee. All distribution, inventory control, and regulatory reporting are outsourced to this third party. Inventories are written-off if the product dating has expired or the inventory has no market value.

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

Income Taxes

We incurred net operating losses for the three months ended December 31, 2005 and 2004, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal net operating loss carryover of approximately $83.9 million as of December 31, 2005, which expires through 2025 and of which $30.0 million is subject to various Section 382 limitations.

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

Results of Operations

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended December 31, 2005 were $6.8 million, an increase of $2.3 million, or 51%, from the three months ended December 31, 2004. The increase in our consolidated net sales for the three months ended December 31, 2005 reflected an increase of $0.8 million in net sales in our Biopharmaceutical Products and Services segment, primarily resulting from an increase in net sales of our Analytica International subsidiary. The increase in our consolidated net sales for the three months ended December 31, 2005 also reflected a $1.5 million increase in net sales in our Specialty Pharmaceuticals segment. This increase was primarily attributable to an increase in sales of our Respi-TANN product line of approximately $0.8 million resulting partially from the launch during this quarter of Respi-TANN PD; and an increase of Xodol sales of approximately $0.5 million resulting from increased focus on targeted physician prescribers; an increase of co-promotion revenue of $0.1 million and a decrease in Histex sales of approximately $0.2 million. Subsequent to the end of the quarter we have discontinued marketing one of the current formulations of Histex, HistexI/E, which formulation represented approximately 18% and 11% of our revenue in the quarters ended December 31, 2005 and 2004, respectively. Also contributing to this increase in net sales was an approximate $0.3 million decrease in accruals for returns, chargebacks and other discounts deducted from gross sales for the quarter ending December 31, 2005.

Cost of Sales. Our cost of sales for the three months ended December 31, 2005 was $1.9 million, or 28% of net sales, compared to $2.2 million, or 49% of net sales, during the three months ended December 31, 2004. This represented a decrease of $0.3 million, or 15%, over the three months ended December 31, 2004. The decrease in cost of sales as a percentage of net sales was attributable to a decrease in the percentage of chargebacks and rebates as a percentage of gross sales that were deducted to arrive at the net sales recorded.

Research and Development Expenses. Our research and development costs were $3.2 million for the three months ended December 31, 2005, an increase of $1.3 million, or 70%, over the three months ended December 31, 2004. This increase included $0.5 million in SinuNase development expenses compared to no SinuNase development expenses for the same period last year. Biovest research and development expense increased from $1.8 million in the three months ended December 31, 2004 to $2.6 million in the three months ended December 31, 2005.

Sales and Marketing expenses. Our sales and marketing expenses were $3.3 million for the three months ended December 31, 2005; a decrease of $0.6 million, or 15%, over the three months ended December 31, 2004. This decrease was due in part to a planned reduction of ten sales personnel in our Specialty Pharmaceuticals segment, which resulted in $0.2 million of decreased costs compared to the prior year’s first quarter. It was also due in part to $0.4 million of decreased costs in our Biopharmaceutical Products and Services segment resulting from our decreasing emphasis in that segment away from cell culture products and services and more toward the development of BiovaxID.

General and Administrative Expenses. Our general and administrative expenses were $5.3 million for the three months ended December 31, 2005, an increase of $0.2 million, or 5%, over the three months ended December 31, 2004. This increase was a result of the growth of our corporate infrastructure to support an anticipated increase in our business activities. We expect that our general and administrative expenses will continue to increase as we hire new personnel and build up our corporate infrastructure necessary for the management of our business as a public company.

Interest Expense, net. In the three months ended December 31, 2005, our net interest expense was $1.4 million, an increase of $0.8 million, over the three months ended December 31, 2004. The increase was due primarily to interest on our Laurus term note, Laurus revolver, and Hopkins II line of credit. Interest income in both years was nominal.

Preferred Stock Dividends. In the three months ended December 31, 2005, we incurred dividend costs of $41,000, compared to $0.1 million in the three months ended December 31, 2004. The dividend cost in the three months ended December 31, 2005 and December 31, 2004 consisted of dividends accrued on our Series E preferred stock.

Segment Operating Results

	2005		2004
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net sales:
Biopharmaceutical Products and Services -
Biovest	1,084,975		1,072,798
All other business units	2,829,948		2,021,005

Total Biopharmaceutical Products and Services	3,914,923		3,093,803
Specialty Pharmaceuticals	2,903,043		1,423,316

Total net sales	6,817,966		4,517,119

Cost of sales
Biopharmaceutical Products and Services -
Biovest	602,903		1,202,979
All other business units	725,654		568,076

Total Biopharmaceutical Products and Services	1,328,557	34%	1,771,055	57%
Specialty Pharmaceuticals	547,216	19%	443,276	31%

Total cost of sales	1,875,773		2,214,331

Gross margin:
Biopharmaceutical Products and Services -
Biovest	482,072		(130,181)
All other business units	2,104,294		1,452,929

Total Biopharmaceutical Products and Services	2,586,366	66%	1,322,748	43%
Specialty Pharmaceuticals	2,355,827	81%	980,040	69%

Total gross margin	4,942,193		2,302,788

Research and Development:
Biopharmaceutical Products and Services -
Biovest	2,270,556		1,858,554
All other business units	889,316		—

Total Biopharmaceutical Products and Services	3,159,872	81%	1,858,554	60%
Specialty Pharmaceuticals	—	0%	—	0%

Total research and development	3,159,872		1,858,554

Sales and Marketing:
Biopharmaceutical Products and Services -
Biovest	42,076		95,794
All other business units	320,946		622,422

Total Biopharmaceutical Products and Services	363,022	9%	718,216	23%
Specialty Pharmaceuticals	2,896,926	100%	3,132,391	220%

Total sales and marketing expense	3,259,948		3,850,607

Biopharmaceutical Products and Services

Net Sales. Net sales in our Biopharmaceutical Products and Services segment for the three months ended December 31, 2005, including net sales to related parties, were $3.9 million, an increase of $0.8 million, or 27%, from the three months ended December 31, 2004. This increase was attributable primarily to an increase in sales of our Analytica International subsidiary.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the three months ended December 31,

2005 was $1.3 million, or 34% of segment net sales, compared to $1.8 million, or 57% of segment net sales, during the three months ended December 31, 2004. This decrease was primarily due to a $0.3 million write-off of inventory in the prior year consisting of cell production instruments and disposables.

Research and Development Expenses. Our research and development costs in the Biopharmaceutical Products and Services segment were $3.2 million for the three months ended December 31, 2005, an increase of $1.3 million, or 70%, over the three months ended December 31, 2004. This increase was primarily a result of additional expenses relating to our BiovaxID and AutovaxID projects.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.4 million in the three ended December 31, 2005, a decrease of $0.4 million, or 49%, over the three months ended December 31, 2004. This increase was attributable to our reduced emphasis on cell culture products and services and more toward the development of BiovaxID.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the three months ended December 31, 2005, including net sales to related parties, were $2.9 million, an increase of $1.5 million, or 104%, from the three months ended December 31, 2004. This increase was primarily attributable to an increase in sales of our Respi-TANN product line of approximately $0.8 million resulting partially from the launch during this quarter of Respi-TANN PD; an increase of Xodol sales of approximately $0.5 million resulting from increased focus on targeted physician prescribers; and an increase of co-promotion revenue of $0.1 million and a decrease in Histex sales of approximately $0.2 million. Also contributing to this increase in net sales was approximately a $0.3 million decrease in accruals for returns, chargebacks and other discounts deducted from gross sales for the quarter ending December 31, 2005 compared to the quarter ended December 31, 2004. Subsequent to the end of the quarter we have discontinued marketing one of the current formulations of Histex, HistexI/E, which formulation represented approximately 18% and 11% of our revenue in the quarters ended December 31, 2005 and 2004, respectively,

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the three months ended December 31, 2005 was $0.5 million, or 19% of net sales, compared to $0.4 million, or 31% of net sales, during the three months ended December 31, 2004. The decrease in cost of sales as a percentage of net sales was attributable to a decrease in the percentage of chargebacks and rebates as a percentage of gross sales that were deducted to arrive at the net sales recorded.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the three month periods ended December 31, 2005 or 2004.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $2.9 million in the three months ended December 31, 2005; a decrease of $0.2 million, or 8%, over the three months ended December 31, 2004. This decrease was primarily due a planned reduction of ten sales personnel compared to the prior year’s quarter during the quarter ending December 31, 2005.

Liquidity and Capital Resources

Sources of Liquidity

We are anticipating that operating cash flow deficits for the early part of fiscal 2006 will be offset by net cash inflows from financing activities, such as debt or equity placements, accessing existing or new credit facilities, receipt of repayment of inter-company demand loans and from proceeds from our IPO completed in the first quarter of fiscal 2006. At December 31, 2005, we had $ 5.5 million in cash on hand, $4.3 million in accounts receivable and $0.7 million of earned but unbilled receivables, $3.3 million in availability under existing lines of credit, and $6.2 million in demand notes receivable from Biovest. Upon Biovest obtaining additional financing which it is seeking to consumate through equity offerings, debt financings by the end of calendar 2006 corporate collaborations, or licensing transaction, it is anticipated that Biovest may repay some or all of the outstanding demand notes and Biovest will commence the funding of its ongoing operations without additional intercompany loans from us.

Based on our current operating plans, we expect that our existing capital resources and cash flow from operations, together with borrowing availability under our existing lines of credit and receipt of repayment of demand inter-company debt will be sufficient to fund our operations and development activities into the forth quarter of fiscal year 2006. We are currently engaged in efforts to restructure certain of our existing indebtedness in order to increase available funds on a near-term basis, and we also intend to seek additional financing through one or more public or private equity offerings, additional debt financings, corporate collaborations or licensing transactions. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in the Company’s best interest, we may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. There are currently no commitments in place for any debt or equity financing being sought by us or by Biovest, nor can assurances be given that such financing will be available. While we are confident that we will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard.

Debt Financing

As of December 31, 2005, our long-term debt, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $28.8 million. We currently have credit facilities with various lenders, including the following:

Credit Facility with Laurus Master Fund, Ltd. Under a credit facility with Laurus Master Fund, Ltd., or Laurus, we have total borrowing availability of up to $15.0 million. We entered into this credit facility in April 2005, and it has been amended in August 2005, December 2005, and February 2006. A total of $14.7 million in principal and $0.2 million in accrued but unpaid interest was outstanding under this credit facility as of December 31, 2005. The Laurus credit facility consists of two components: a term loan in the principal amount of $10.0 million, under which $9.7 million in principal and $0.1 million in accrued but unpaid interest were outstanding as of December 31, 2005, and a revolving loan of up to $5.0 million, under which $5.0 million in principal and $0.02 in accrued but unpaid interest were outstanding as of December 31, 2005. Under the revolving loan portion of the credit facility, we have the right to borrow up to the sum of 85% of all of eligible accounts receivable and 50% of eligible inventory and other assets pledged to secure the loan (with the eligibility criteria being set forth in the loan agreements). The Laurus credit facility is secured by a first priority security interest in all of the tangible and intangible assets of Accentia Biopharmaceuticals, Inc. and our Analytica subsidiary (including the stock of their respective subsidiaries). This security interest does not extend to any assets of our TEAMM, Biovest, or IMOR subsidiaries. The notes are also secured by certain publicly traded securities owned by the Francis E. O’Donnell Jr. Irrevocable Trust #1. The principal and accrued but unpaid interest under the Laurus credit facility is convertible by Laurus into shares of our common stock at a fixed conversion price of $6.80 per share, provided that there are certain limitations on when and how much of the loan can be converted at any one period of time, and further provided that no more than $2.5 million of the revolving loan can be converted into shares of our common stock.

The term loan portion of the Laurus credit facility accrues interest at a rate of the greater of 10% per annum or prime rate plus 4%. The revolving loan portion of the credit facility accrues interest at a rate equal to the greater of 7.75% per year or prime rate plus 2%. The term loan under the Laurus credit facility is payable through April 29, 2008 in equal monthly payments of principal and interest of $0.3 million. The revolving loan is due on April 29, 2008, with all accrued but unpaid interest payable monthly, provided that up to $2.5 million of the revolving loan may become due in June 2006 under an agreement with Laurus which permits us to borrow up to $2.5 million in excess of the otherwise maximum permissible borrowing availability under the revolving loan. We have the right to redeem the Laurus notes at any time at a redemption price equal to 130% of the principal amount plus all accrued but unpaid interest, subject to the right of Laurus to convert the notes prior to a redemption, provided that any portion of the revolving loan that exceeds $2.5 million can be prepaid at any time without penalty. Under the terms specified in our agreements with Laurus and subject to certain volume limitations, Laurus will be required to convert certain amounts under credit facility into shares of our common stock if there is an effective current registration statement in place covering the resale of shares issuable to Laurus under the credit facility and if the market price of our common stock reaches $10.00 per share. Also in connection with the Laurus credit facility, as amended, we issued to Laurus warrants to purchase up to 1 million shares of our common stock at an exercise price of $8.00 per share, 277,778 shares of our common stock at an exercise price of $.001 per share, and 113,000 shares of our common stock at an exercise price of $.01 per share.

Credit Facility with Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Missouri State Bank and Trust Company. This loan bears interest at prime per annum and has a January 2007 maturity date. The agreement is secured by the accounts receivable and inventory of our TEAMM subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (directors and/or principal shareholders of our company). As of December 31, 2005, the entire $3.0 million credit facility had been drawn and was outstanding.

Credit Facility with Hopkins II. We are also a party to a bridge loan credit facility from The Hopkins Capital Group II, LLC, otherwise referred to as Hopkins II. Dr. Francis E. O’Donnell, our Chief Executive Officer and Chairman, is the sole manager of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II. In August 2005, we entered into a bridge loan agreement with Hopkins II that provides for aggregate borrowing availability of up to $7.5 million in principal amount at an interest rate of 4.25% per annum simple interest. This loan (including all accrued interest) will become due upon the earlier of August 16, 2007 or the completion by our company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). We may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the bridge loan becomes due or on which we desire to prepay the loan, we must not be in default under our credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied. Under the bridge loan agreement with Hopkins II, we have the unconditional right to borrow up to $5.0 million in the aggregate upon ten days’ prior written notice to Hopkins II, provided that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. As of December 31, 2005, a total of $4.2 million in principal had been borrowed under this facility and $0.1 million in accrued but unpaid interest was outstanding. No payments of principal or interest are due until the maturity date of the loan. The Hopkins II bridge loan is subordinate to the Laurus credit facility, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

Loan from McKesson Corporation. In October 2002, we entered into a credit facility with McKesson Corporation in the initial amount of approximately $10 million. As of September 30, 2005, prior to our initial public offering, approximately $6.0 million in principal and interest had been outstanding under this credit facility. During the three months ended December 31, 2005, we reduced this indebtedness by $5.5 million, such that as of December 31, 2005, $0.8 million in principal and $0.07 million accrued but unpaid interest remained outstanding under this loan. The remaining balance of this loan will become due July, 2006. This loan bears interest at a rate of 10% per year and is secured all of the assets of Accentia Biopharmaceuticals, Inc., including its stock in each of its subsidiaries, as well as certain publicly traded securities owned by two irrevocable trusts established by Dr. O’Donnell.

Loan from Harbinger Mezzanine Partners, L.P. As of December 31, 2005, we had a loan outstanding from Harbinger Mezzanine Partners, L.P. in the principal amount $5.0 million plus no in accrued or unpaid interest. The outstanding balance as of December 31, 2005 takes into account a $2.0 million pay down of this loan during the three months ended December 31, 2005. This loan bears interest at a rate of 13.5% per annum and will become due in June 2006, with interest payable monthly. The loan is secured by receivables, inventories, and intangible assets of our TEAMM subsidiary.

Other Financing Arrangements

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

In September 2004, we sold an interest in our future royalties from SinuNase to PPD for a $2.5 million cash payment. Under this agreement, we are obligated to pay PPD cumulative minimum payments equal to at least $2.5 million by the end of calendar year 2009. In the event PPD terminates the agreement for breach, including for our failure to make the minimum payments, PPD has the right to require us to repurchase the royalty interest for a purchase price equal to $2.5 million, less all royalty payments made by us to PPD. For accounting purposes, this has been accounted for as a deposit on our balance sheet at September 30, 2005 and September 30, 2004, and will be amortized into revenues as corresponding royalties are earned by PPD, at which time our corresponding deposit

Financing Relationship with Biovest

In June 2003, we purchased 81% of the outstanding capital stock of Biovest International, Inc. for $20.0 million pursuant to an Investment Agreement with Biovest. Under the Investment Agreement, as amended, we paid $2.5 million in cash at closing, $2.5 million by a 90-day note, and the balance of $15.0 million by a non-interest-bearing promissory note. As of December 31, 2005, this note had been satisfied in full, and during the three months ended December 31, 2005, we advanced an additional $2.5 million to Biovest in the form of an inter-company demand loan that does not bear interest. This loan does not appear in our consolidated financial statements because it is eliminated upon consolidation. Biovest is actively pursuing one of more financing transactions in the form of a debt financing, equity financing, or collaboration or licensing transaction. We anticipate that we will demand payment of the inter-company demand loan when Biovest completes an adequate financing transaction, although there is no assurance as to when and if Biovest will be able to complete such a financing.

Cash Flows for the Three Months Ended December 31, 2005

For the three months ended December 31, 2005, we used $4.7 million in cash to fund our operating activities. This consisted primarily of a net loss of $7.1 million, reduced by non-cash charges of approximately $0.2 million of depreciation, $0.6 million in amortization of intangibles, and $0.5 million of stock-based compensation. We also had non-cash charges of $0.7 million in accretion of debt discounts.

We used net cash in investing activities of $1.3 million for the three months ended December 31, 2005, primarily consisting of payments for product rights of $1.1 million, and improvements to our Worcester laboratory facility of $0.2 million.

We had net cash flows from financing activities of $8.7 million for the three months ended December 31, 2005, consisting primarily of $14.7 million in proceeds from the issuance common stock, and funding from lines of credit of $3.3 million. We reduced debt by $7.6 million, and received proceeds from a minority interest investments in our Subsidiary of $1.7 million.

Our net working capital deficit at December 31, 2005 decreased from September 30, 2005 by $10.4 million to $19.3 million, which was attributed largely to the proceeds from our initial public offering and proceeds from the conversion of preferred stock to common stock. This was offset by a fiscal quarter 2005 loss that was funded through debt and equity proceeds and refinancing of certain short-term debt to long-term.

The amount of our net working capital, which had a deficit of $19.3 million at December 31, 2005, will continue to be affected by our accounts receivable, and we expect that our accounts receivable will grow in connection with an anticipated growth in revenues from sales of products in our Specialty Pharmaceuticals segment. At December 31, 2005, our net accounts receivable, and earned but unbilled receivables was $5.0 million, a decrease of $0.1 million from September 30, 2005.

Cash Flows for the Three Months Ended December 31, 2004

For the three months ended December 30, 2004, we used $8.7 million in cash to fund our operating activities. This consisted primarily of a net loss of $11.2 million, reduced by non-cash charges approximately $0.2 million in depreciation, $0.7 million in amortization of intangibles, $0.4 million in stock-based compensation, and $2.5 million loss on conversion of shareholder debt to preferred stock.

We used net cash in investing activities of $3.3 million for the three months ended December 31, 2004, primarily consisting of payments for product rights of $3.2 million, and computer equipment of $0.1 million.

We had net cash flows from investing activities of $12.5 million, consisting primarily of the proceeds from the issuance of preferred stock of $12.8 million, proceeds from the issuance of common stock of $0.6 million. We reduced debt by $0.4 million, reduced lines of credit by $0.2 million, and paid $0.3 million in dividends.

Our net working capital deficit at December 31, 2004 increased from September 30, 2004 by $1.8 million to $29.6 million, which was attributed largely to the proceeds from the sale of preferred stock to common stock.

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of December 31, 2005. The long- and short-term debt, fixed milestone obligations and license fees are reflected as liabilities on our balance sheet as of December 31, 2005. Operating leases are accrued and paid on a monthly basis.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$12,773	$6,019	$—	$—	$18,792
Product distribution agreements	52	—	—	—	52
Minimum royalty payments	900	700	—	—	1,600
Minimum Purchase requirements (b)	5,450	14,267	—	—	19,717
Product manufacturing and supply agreements	269	375	—	—	644
Cooperative research and development agreement	580	145	—	—	725
Employment agreements	2,926	5,556	1,621	—	10,103
Operating lease obligations	2,665	3,348	2,358	—	8,371

	$25,615	$30,410	$3,979	$—	$60,004

(a)	Includes interest on long-term debt.
(b)	Minimum purchase requirements- Commencing in December 2005, we have an obligation to purchase a minimum number of units of our MD Turbo product. The table above reflects under Minimum purchase requirements based on current projected product pricing. The Company believes that its purchases will exceed its Minimum purchase requirements.

The above table does not include any additional amounts that we may be required to pay under license or distribution agreements upon the achievement of scientific, regulatory, and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of drug approval applications to the FDA and approval of such applications. While we cannot predict when and if such events will occur, depending on the successful achievement of such scientific, regulatory and commercial milestones, we may owe up to $4.2 million, $8.8 million, and $5.0 million in twelve months ended December 31, 2006, 2007 and 2008, respectively.

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

Under the September 2004 Royalty Stream Purchase Agreement with PPD, as described above, if PPD does not receive at least $2.5 million in royalties from SinuNase under this agreement by 2009, then PPD has the right to terminate the agreement. In the event of such a termination, we will be required to refund up to the $2.5 million which PPD paid to us upon the execution of the agreement in consideration of the future royalty rights, offset by any amounts paid to the date of termination. As of December 31, 2005, we had paid $0.1 million to PPD.

Under the promissory note that we issued to Biovest in connection with our June 2003 investment agreement with Biovest, a total of $15.0 million became payable to Biovest on various dates through June 2007. In August 2004, we entered into an amendment of the investment agreement under which we agreed to use reasonable efforts to make advances to Biovest under the note prior to the due date of the payments thereunder. We completed funding of our commitment under the note by December 31, 2005, and have advanced approximately $2.4 million in additional funds subsequent to completing the funding of that note.

We do not maintain any off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, our principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and designed to ensure that the information relating to our company (including our consolidated subsidiaries) required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for the following, we are not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings, that could cause a material adverse impact on our business, assets, or results of operations:

In October 2002, our subsidiary, AccentRx, Inc, acquired the assets and certain liabilities of American Prescription Providers, Inc. and American Prescription Providers of New York, Inc., collectively referred to as APP, which at the time of purchase operated a mail-order specialty pharmacy focused on filling prescriptions for AIDS patients and organ transplants. Commencing in late 1998, Dr. Francis E. O’Donnell (our Chairman and Chief Executive Officer) was the Chairman of the Board of APP, Dr. Dennis L. Ryll (a director of our company) was a director of APP, and McKesson Corporation was APP’s principal lender. Also beginning in late 1998, The Hopkins Capital Group, LLC, an entity in which Dr. O’Donnell is the manager, and MOAB Investments, LP, an entity in which Dr. Ryll is a limited partner, were principal stockholders of APP. Following the purchase of APP’s assets, AccentRx operated the mail-order business until it sold the assets of this business in December 2003 to a third-party in an arm’s length transaction. All of the sale proceeds from the disposition of this business were used to pay debts of AccentRx, including to reduce the outstanding balance of the McKesson loan. After the sale of the APP assets, AccentRx ceased to engage in business, and AccentRx currently has nominal assets.

APP learned in May 2002 that the U.S. Department of Justice was conducting an industry-wide investigation under anti-kickback laws and other laws and regulations relating to purchases and sales of Serostim, an AIDS-wasting drug manufactured by Serono, Inc., from 1997 through 2000. As part of this investigation, in May 2002, APP received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, and in March 2004, it received a federal grand jury subpoena seeking records related to Serostim prescriptions dispensed by APP, reimbursement claims submitted to Medicaid for Serostim, and APP’s relationships with Serono. We are not aware of any investigation into the acts of AccentRx or our company with regard to the conduct of the mail-order pharmacy business following AccentRx’s purchase of APP’s assets. While we are uncertain as to the amount or measure of damages, if any, that may be sought from APP, based on information currently available to us, we estimate that, from the commencement of business by APP on December 1, 1998 through 2000, Serono paid APP approximately $500,000 under a program for data collection, and during this same period, Medicaid reimbursed APP approximately $6,000,000 for Serostim prescriptions filled by APP. We estimate that the majority of these payments from Serono and reimbursements from Medicaid were not attributable to APP’s mail-order business, but rather were attributable to APP’s retail pharmacies, which APP sold to a third party in February 2001 and were therefore not acquired by AccentRx as a part of the 2002 acquisition of APP’s assets. In May 2005, the U.S. Attorney’s Office notified APP that it believes that APP has significant potential liability as a result of allegedly unlawful rebates and discounts paid to them by Serono between 1997 and 2000. In August 2005, the U.S. Attorney’s Office orally and informally indicated to our legal counsel that, as a result of these allegedly unlawful rebates and discounts, it was considering instituting a civil action against AccentRx, our company, APP (which has since dissolved and been liquidated), and shareholders of APP who received APP assets as a part of the liquidation of APP. However, it is not possible to predict the outcome of this investigation and whether the government will formally commence any action challenging any of APP’s prior programs and practices or APP’s liability or exposure as a result thereof. We are uncertain if any such action would be under the False Claims Act or other civil or criminal causes of action. In the event of litigation, we believe that APP will have defenses that will be vigorously asserted.

We cannot predict whether AccentRx or our company could be held liable for the prior acts of APP as a result of AccentRx’s purchase of APP’s assets or whether the government will commence any actions against AccentRx. However, we believe that it is unlikely that our company, which has always been operated as a distinct legal entity from AccentRx, will have material financial exposure in the event that AccentRx or APP incurs a material penalty in connection with this matter. Similarly, we do not believe that any adverse legal or regulatory determinations regarding APP, our company, or AccentRx or any persons associated with APP, our company, or AccentRx would have any material effect on the ability of our company and its subsidiaries to conduct their current or expected business operations. On October 17, 2005, the U.S. Department of Justice announced a settlement of criminal and civil allegations against Serono. According to the terms of the settlement, Serono, together with its U.S. subsidiaries and related entities, agreed to pay $704 million in connection with illegal schemes to promote, market, and sell its drug Serostim. We cannot predict the impact, if any, that this settlement will have on the government’s investigation relating to APP’s purchases and sales of Serostim.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On December 29, 2005, in connection with a modification of our credit facility with Laurus Master Fund, Ltd., we granted to Laurus an additional warrant to purchase up to 51,000 shares of our common stock at an exercise price of $0.01 per share. We claimed exemption from registration for this transaction under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D. The grant of this warrant and the offer of the underlying shares did not involve any public offering, was made without general solicitation or advertising, and Laurus was an accredited investor with access to all relevant information necessary to evaluate the investment and represented to us that the warrant and underlying shares were being acquired for investment.

Use of Proceeds

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. (the “IPO”) Our Registration Statement on Form S-1 (Reg. No. 333-122769) in connection with our initial public offering was declared effective by the SEC on October 27, 2005. The offering closed on November 2, 2005. The underwriters of the offering were Jefferies & Company, Inc.; Ferris, Baker Watts incorporated; Stifel, Nicolaus & Company Incorporated; and GunnAllen Financial, Inc.

All 2.4 million shares of our common stock registered in the offering were sold at the initial public offering price (IPO) of $8.00 per share. The aggregate gross proceeds from the offering (before underwriting discounts and commissions) were $19.2 million. The net offering proceeds to us after deducting underwriting discounts and commissions of $1.3 million and total offering expenses of $3.6 million were $14.3 million. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Subsequent to our IPO and as of December 31, 2005, we had used the net proceeds of our IPO as follows:

(a) $1.1 million to fund milestone and similar product-related payments to our development partners in our specialty pharmaceuticals business for the acquisition on maintenance of product rights.

(b) $4.3 million to fund debt reductions as part of a plan to restructure existing debt in order to facilitate future financings. The restructuring plan included: (i) establishing a new credit facility with Missouri State Bank under which we borrowed $3.0 million; (ii) a series of transactions involving our revolving line of credit with Laurus Master Funds Ltd. which resulted in a net payment to Laurus of $0.1 million; (iii) $2.0 million reduction in outstanding principal due under our credit agreement with Harbinger Mezzanine Partners and (iv) $5.2 million reduction in our outstanding debt to McKesson Corporation. While not a specified use of our IPO proceeds, as described in our prospectus for the IPO we elected to make the debt reductions because of the availability of a new credit facility with Missouri State Bank and because, we believe, the restructure plan will facilitate future debt and equity financing.

$2.5 million to fund inter-company demand loans made to our subsidiary, Biovest, for its working capital, development and clinical trial activities. We anticipated that Biovest would have access to financing and accordingly we did not plan to use IPO proceeds to fund Biovest beyond the commitment in the Investment Agreement. While not a planned use of IPO proceeds as described in our prospectus for the IPO, we elected to fund these inter-company demand loans because of the continuing positive nature of the follow-up data from the Phase 2 clinical trial of BiovaxID XXX, the continued progress in developing the AutovaxID automated production instrument. We anticipate that we will call these demand loans if Biovest completes an adequate debt or equity financing.

$2.4 million to fund our working capital and general corporate purposes.

Options Exercised

In the three months ended December 31, 2005, 4,165 common stock options were exercised.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q:

Number		Description of Document
10.1	-	Trust Ratification dated February 13, 2006 between registrant and Laurus Master Fund, Ltd.

10.2	-	Second Amended and Restated Term Note dated February 13, 2006 between registrant and Laurus Master Fund, Ltd.

10.3	-	MSB Subordination Agreement dated February 13, 2006 between registrant and Laurus Master Fund, Ltd.

10.4	-	Amended and Restated Security Agreement dated February 13, 2006 between registrant and Laurus Master Fund, Ltd.

10.5	-	Amended and Restated Registration Rights Agreement dated February 13, 2006 between registrant and Laurus Master Fund, Ltd.

10.6	-	Second Omnibus Amendment dated February 13, 2006 between Registrant and Laurus Master Fund, Ltd.

10.7	-	Amended and Restated Non-Convertible Revolving Note dated February 13, 2006 between registrant and Laurus Master Fund, Ltd.

10.8	-	Joinder Agreement dated February 13, 2006 between registrant and Laurus Master Fund Ltd. etc

10.9	-	Revolving Credit Agreement dated December 30, 2005 between registrant and Missouri State Bank.

10.10	-	Revolving Credit Note dated December 30, 2005 between registrant and Missouri State Bank.

10.11	-	Security Agreement dated December 30, 2005 between registrant and Missouri State Bank etc.

10.12	-	Continuing Contract of Guaranty dated December 30, 2005 between registrant and Missouri State Bank etc.

10.13	-	Security Agreement of TEAMM Pharmaceuticals dated December 30, 2005 etc.

10.14	-	Stock Pledge Agreement dated December 30, 2005 etc.

10.15	-	Securities Pledge Agreement dated December 30, 2005 etc.

10.16(a)	-	Form of Incentive Option Grant under 2005 Equity Incentive Plan

10.17(a)	-	Form of Non-Qualified Option Grant under 2005 Equity Incentive Plan

10.18(a)	-	Form of Non-Employee Directors Option Grant under 2005 Equity Incentive Plan.

10.19	-	Warrant Dated February 13, 2006 from registrant to Laurus Master Fund Ltd.

31.1	-	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	-	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

“(a) Denotes management contract or compensatory plan.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ACCENTIA BIOPHARMACEUTICALS, INC. (Registrant)

Date: February 14, 2006	/s/ Francis E. O’Donnell, Jr., MD
Francis E. O’Donnell, Jr., MD
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2006	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer
(Principal Financial and Accounting Officer)