Form 10-Q
period 2006-03-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2006-05-15
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

As of March 31, 2006, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq National Market, was approximately $73,939,043.

As of May 15, 2006, there were 29,156,751 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Form 10-K for the fiscal year ended September 30, 2005 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accentia Biopharmaceuticals, Inc.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$744,796	$2,763,452
Cash restricted	7,799,000	—
Accounts receivable:
Trade, net of allowance for doubtful accounts of $345,458 and $150,000 at March 31, 2006 and September 30, 2005, respectively	2,947,327	3,715,488
Stockholder	829,991	676,752
Inventories	1,324,139	1,013,896
Inventory deposits	759,800	844,740
Unbilled receivables	1,181,204	690,886
Prepaid expenses and other current assets	834,761	385,241

Total current assets	16,421,018	10,090,455

Goodwill	1,193,437	1,193,437

Other intangible assets:
Product rights	22,281,334	21,216,334
Non-compete agreements	2,104,000	2,104,000
Trademarks	1,634,658	1,631,474
Purchased customer relationships	1,268,950	1,268,950
Other intangible assets	648,288	648,040
Accumulated amortization	(6,833,405)	(5,631,122)

Total other intangible assets	21,103,825	21,237,676

Furniture, equipment and leasehold improvements, net	1,610,579	1,775,819
Deferred offering costs	—	821,573
Deferred finance costs	1,660,895	1,497,012
Other assets	138,337	64,621

	$42,128,091	$36,680,593

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	March 31, 2006 (Unaudited)	September 30, 2005 (Restated) (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related party	$1,310,940	$7,414,742
Other	7,189,995	8,888,847
Lines of credit	9,362,265	5,052,604
Accounts payable (including related party of $303,020 at March 31, 2006 and $346,423 at September 30, 2005, respectively)	5,325,839	5,519,626
Accrued expenses (including related party accrued interest of $74,850 at March 31, 2006 and $147,983 at September 30, 2005, respectively)	9,487,764	6,917,721
Unearned revenues	1,284,158	863,096
Product development obligations (including $-0- and $200,000 due to related party at March 31, 2006 and September 30, 2005)	300,000	500,000
Dividends payable	616,186	575,447
Stockholder note payable	350,000	350,000
Customer deposits	710,653	828,050
Deposits, related party	3,000,000	3,000,000
Derivative liability	—	10,802,825

Total current liabilities	38,937,800	50,712,958

Long-term debt, net of current maturities:
Related party	—	3,661,917
Other	7,386,881	4,902,666
Line of credit, related party	4,180,000	4,180,000
Other liabilities, related party	2,400,505	2,574,865

Total liabilities	52,905,186	66,032,406

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	March 31, 2006 (Unaudited)	September 30, 2005 (Restated) (Audited)
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 29,121,950 and 5,170,421 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively.	29,130	5,170
Preferred stock, Series A, $1.00 par value; 10,000,000 shares authorized; -0- and 2,937,013 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively.	—	6,183,000
Preferred stock, Series B, $1.00 par value; 30,000,000 shares authorized; -0- and 3,895,888 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively.	—	239,919
Preferred stock, Series C, $1.00 par value; 10,000,000 shares authorized; -0- and 3,562,607 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively.	—	7,500,000
Preferred stock, Series D, $1.00 par value; 15,000,000 shares authorized; -0- and 4,672,482 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively.	—	219,769
Preferred stock, Series E, $1.00 par value; 60,000,000 shares authorized; -0- and 20,506,178 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively.	—	49,789,554
Additional paid-in capital	121,488,029	24,851,870
Accumulated deficit	(132,294,254)	(118,141,095)

Total stockholders’ deficit	(10,777,095)	(29,351,813)
	$42,128,091	$36,680,593

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	2006	2005	2006	2005
Net Sales:
Products	$3,559,402	$3,742,990	$5,706,080	$5,383,211
Services	3,030,596	2,778,714	6,074,058	5,321,495
Related party, products	463,928	1,053,488	2,091,753	1,387,605

Total net sales	7,053,926	7,575,192	13,871,891	12,092,311

Cost of sales:
Products	1,460,562	1,169,321	2,389,123	2,227,924
Services	1,190,053	1,003,837	2,137,265	2,159,565

Total cost of sales (exclusive of amortization of acquired product rights)	2,650,615	2,173,158	4,526,388	4,387,489

Gross margin	4,403,311	5,402,034	9,345,503	7,704,822

Operating expenses:
Research and development	2,964,234	2,242,376	6,030,124	3,608,766
Research and development, related party	—	282,979	93,982	775,143
Sales and marketing	3,598,754	3,539,686	6,858,701	7,390,293
General and administrative	5,916,730	5,293,604	11,236,019	9,828,808
Royalties	255,370	518,269	819,762	619,476
Stock-based compensation, general and administrative	804,530	74,065	850,963	281,325

Total operating expenses	13,539,618	11,950,979	25,889,551	22,503,811

Operating loss	(9,136,307)	(6,548,945)	(16,544,048)	(14,798,989)
Other income (expense):
Interest expense, net	(905,064)	(153,428)	(1,520,282)	(390,405)
Interest expense, net, related party	(329,334)	(706,532)	(720,097)	(1,047,360)
Loss on extinguishment of debt, related party	—	—	—	(2,361,894)
Derivative gain (loss)	(3,480,442)	—	2,883,035	—
Other income (expense)	53,614	(80,158)	97,033	(83,265)

Loss from continuing operations before income taxes	(13,797,533)	(7,489,063)	(15,804,359)	(18,681,913)
Income tax benefit	—	—	—

Net loss from continuing operations	(13,797,533)	(7,489,063)	(15,804,359)	(18,681,913)
Absorption of prior losses against minority interest	—	—	1,689,800	— —

Net loss	(13,797,533)	(7,489,063)	(14,114,559)	(18,681,913)

Constructive preferred stock dividend	—	(46,857)	—	(4,949,031)
Preferred stock dividends, other	—	(176,002)	(40,739)	(294,069)

Loss attributable to common stockholders	$(13,797,533)	$(7,711,922)	$(14,155,298)	$(23,925,013)

Weighted average shares outstanding, basic and diluted	29,124,526	5,161,589	24,863,557	5,127,793
Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share for:
Continuing operations and minority interest	$(0.47)	$(1.49)	$(0.57)	$(4.67)

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 30, 2005 TO March 31, 2006

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, September 30, 2005	5,170,421	$5,170	35,574,168	$63,932,242	$24,851,870	$(118,141,095)	$(29,351,813)
Conversion of preferred shares to common stock	20,910,907	20,911	(35,574,168)	(63,932,242)	63,911,331	—	—
Issuance of common stock for cash at IPO	2,400,000	2,400	—	—	14,738,962	—	14,741,362
Biovest notes converted in Accentia common stock	493,842	494	—	—	3,740,303	—	3,740,797
Issuance of common stock for cash – options exercise	11,958	12	—	—	26,709	—	26,721
Issuance of common stock cashless exercise	142,615	143	—	—	—	—	143
Other comprehensive income	—	—	—	—	—	2,139	2,139
Stock-based compensation	—	—	—	—	850,963	—	850,963
Preferred stock dividends	—	—	—	—	—	(40,739)	(40,739)
Reclassification of derivative liability to equity	—	—	—	—	8,467,353	—	8,467,353
Issuance of warrants for financing costs	—	—	—	—	4,817,797	—	4,817,797
Issuance of common stock warrants for services	—	—	—	—	82,741	—	82,741
Net loss for the period	—	—	—	—	—	(14,114,559)	(14,114,559)

Balances, March 31, 2006	29,129,743	$29,130	—	$—	$121,488,029	$(132,294,254)	$(10,777,095)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 30, 2005 TO MARCH 31, 2006

(UNAUDITED)

(continued)

	Preferred Stock										Total
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, September 30, 2005	2,937,013	$6,183,000	3,895,888	$239,919	3,562,607	$7,500,000	4,672,482	$219,769	20,506,178	$49,789,554	$63,932,242
Conversion of preferred shares to common stock	(2,937,013)	(6,183,000)	(3,895,888)	(239,919)	(3,562,607)	(7,500,000)	(4,672,482)	(219,769)	(20,506,178)	(49,789,554)	(63,932,242)

Balances, March 31, 2006	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ending March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(14,114,559)	$(18,681,913)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	113,186	—
Derivative gain	(2,883,035)	—
Depreciation	350,976	320,899
Amortization	1,160,807	1,374,419
Stock-based compensation	850,963	281,325
Accretion of debt discounts	761,242	—
Loss on conversion of stockholder debt to preferred stock	—	2,516,494
Issuance of common stock warrants	82,741	—
Other non-cash charges	(63,560)	375,024
Increase (decrease) in cash resulting from changes in:
Accounts receivable	614,936	(1,336,956)
Inventories	(310,242)	(250,221)
Inventory deposits	84,940	—
Deferred offering costs	818,073	—
Unbilled receivables	(484,962)	87,769
Prepaid expenses and other current assets	(333,855)	(15,008)
Other assets	99,295	(29,744)
Accounts payable	(193,790)	(1,503,857)
Accrued expenses	3,090,112	(743,584)
Unearned revenues	415,707	(28,157)
Customer deposits	(156,195)	72,528

Net cash flows from operating activities	(10,097,220)	(17,560,982)

Cash flows from investing activities:
Proceeds from sale of assets	14,803	—
Acquisition of furniture, equipment, and leasehold improvements	(385,805)	(210,848)
Cash paid for acquisition of product rights and other intangibles	(1,268,431)	(3,456,061)

Net cash flows from investing activities	(1,639,433)	(3,666,909)

Cash flows from financing activities:
Payments on notes payable and long-term debt	(7,592,115)	(1,908,049)
Proceeds from issuance of common stock	14,741,362	602,240
Proceeds from issuance of preferred stock	—	20,488,603
Proceeds from the exercise of stock options	26,721	—
Due from related party	(12,093)	—
Payment of preferred stock dividends	—	(316,311)
Proceeds from line of credit	4,243,922	1,489,500
Payments line of credit	—	(250,000)
Proceeds from minority interest investment	(1,689,800)	—

Net cash flows from financing activities	9,717,997	20,105,983

Net change in cash and cash equivalents	(2,018,656)	(1,121,908)

Cash and cash equivalents at beginning of period	2,763,452	1,904,938
Cash and cash equivalents at end of period	$744,796	$783,030

Supplemental cash flow information:
Cash paid for:
Interest	$1,127,687	$473,500
Income taxes	—	—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2006 AND 2005

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

Operation results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. For Further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Accentia and its three wholly-owned subsidiaries, and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated. The Company does not currently recognize a minority interest in its majority owned subsidiary pursuant to Accounting Research Bulletin 51, Consolidated Financial Statements. Where losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to make good such losses. However, if future minority equity or earnings do materialize, the majority interest will and has been credited to the extent of such losses previously absorbed.

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

Restricted cash

Restricted cash consists of proceeds from the Biovest financing from Laurus Master Fund, Ltd. as discussed in Note 3. Such proceeds were being held in escrow at March 31, 2006 pending completion of the New Market Tax Credit transactions discussed in Note 15 and are restricted for usage to fund future working capital needs, the entering into other equity transactions, and the redemption of Accentia common stock.

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

Goodwill and intangible assets

Intangible assets include trademarks, product rights, noncompete agreements, technology rights, purchased customer data relationships and patents, and are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). In that regard, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has identified certain trademarks, product rights and technology rights as intangible assets with indefinite lives and, therefore, these assets are not amortized. The company did not recognize an impairment during the three months or six months ended March 31, 2006 or 2005

Intangible assets with finite useful lives are amortized over the estimated useful lives from the date of acquisition as follows:

Estimated Useful Lives
Noncompete agreements	2 to 4 years
Customer relationships	10 years
Software	3 years
Patents	3 years
Product rights	4.5 to 20.5 years

Valuation of Derivative Instruments

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts during the reporting periods. Specifically, FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes Option Pricing model and Monte Carlo simulation models. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

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

Net loss per common share

The Company had net losses for all periods presented in which potential common shares were in existence. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options, warrants, and convertible debt. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all outstanding options, warrants and convertible debt is anti-dilutive.

The following table sets forth the calculations of basic and diluted net loss per share:

	For the Six Months Ended
	March 31, 2006	March 31, 2005
Numerator:
Net loss applicable to common stockholders	$(14,155,298)	$(23,925,013)
Denominator:
For basic loss per share—weighted average shares	24,863,557	5,127,793
Effect of dilutive securities	—	—
Weighted average shares for dilutive loss per share	24,863,557	5,127,793
Net loss per share applicable to common stockholders, basic and dilutive	$(0.57)	$(4.67)
EPS effect of preferred dividends	$0.00	$(1.02)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows:

	For the Six Months Ended
	March 31, 2006	March 31, 2005
Options and warrants to purchase common stock	3,603,149	1,808,725
Preferred stock convertible to common stock	—	33,040,643
Preferred stock options and warrants convertible to preferred which is then convertible to common	—	8,790,624

Stock based compensation

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R (FAS 123R), which revised FAS 123, “Accounting for Stock-Based Compensation,” by requiring the expensing of share-based compensation based on the grant-date value of the award. FAS 123 had provided companies the option of expensing such awards or merely disclosing the pro forma effects of such expensing in the notes to financial statements. As of October 1, 2002, Accentia began expensing employee stock options in accordance with FAS 123 and its related amendments. Accentia has now adopted FAS 123R. There are currently no significant differences between FAS 123 and FAS 123R; however FAS 123R also requires that an additional caption in the financial section of the Statements of Consolidated Cash Flows to present separately the excess tax benefits related to share based-payments. Because the Company has losses and deferred tax benefits of such losses would be fully reserved, they have not yet inventoried such assets.

Severance Claim

In December 2005 Biovest settled any and all severance claims from its former Chief Executive Officer and former director by issuing 800,000 shares of restricted common stock. In addition, the Company will pay this former officer and director $200,000 cash to be paid in bi-weekly installments at the same rate as his 2005 compensation. The Company accrued all costs of the settlement as of September 30, 2005 as compensation expense.

Recent accounting pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarity the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The

Company is currently evaluating the new statement to determine if it will have an impact on the determination of our financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No, 156, “Accounting for Services of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing and to reduce the volatility that results from using different measurement attributes. The Company is currently evaluating the new statement to determine if it will have an impact on the determination of our financial results.

Reclassification:

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

3. Liquidity and management’s plans

The Company is projecting that operating cash flow deficits for the first two quarters of fiscal 2006 will be offset by net cash inflows from financing activities, such as debt or equity placements, accessing existing or new credit facilities, receipt of repayment of inter-company demand loans and from proceeds from the Company’s IPO completed in the first quarter of fiscal 2006. At March 31, 2006, the Company had $8.5 million in cash on hand, of which $7.8 million is cash held by its subsidiary, Biovest pending the closing of proposed financings by Biovest, including financings based on tax enhanced programs such as the New Market Tax Credit program. $3.3 million is potential availability under existing lines of credit, and $8.2 million, which was reduced to $7.2 million in April 2006 in demand note receivable from Biovest. Upon Biovest obtaining additional financing, which it is seeking to consummate in calendar 2006 and equity offerings, debt financing, corporate collaborations, or licensing transactions, it is anticipated that Biovest will repay some or all of the outstanding demand notes and Biovest will commence the funding of its ongoing operations without additional inter-company loans from Accentia. Of the restricted cash, $2.5 million was released in April 2006 upon the closing of a financing by Biovest which was based on a tax enhancement program.

Based on current operating plans, and a private equity offering completed May 2006, the Company anticipates that its existing capital resource, and cash flow from operations, together with potential future equity and debt financings by the Company and its subsidiary, Biovest, borrowing availability under its lines of credit and receipt or repayment of demand intercompany debt and the potential disposition of assets, products, or operations will be sufficient to fund its operation and development activities through the second quarter of fiscal year 2007. The company is currently engaged in an effort to restructure certain of its existing indebtedness in order to increase available funds on a near-term basis, and the Company also intends to seek additional financing through one or more private equity offerings, addition debt financings, corporate collaboration licensing transactions or disposition of assets, products or operations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units ( such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some of its commercialization efforts.

There are currently no commitments in place for any debt and equity financing being sought by the Company or by Biovest, nor can assurances be given that such financing will be available. While the Company is confident that it will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

4. Inventories

Inventories consist of the following:

	March 31, 2006	September 30, 2005
Pharmaceutical products held for sale	$1,041,370	$814,862
Finished goods, other, net of $0.3 million allowance for obsolescence	36,730	35,787
Work-in-process	121,475	120,977
Raw materials	124,564	42,270

	1,324,139	1,013,896

5. Unbilled receivables and unearned revenues

Unbilled receivables and unearned revenues are as follows:

	March 31, 2006	September 30, 2005
Costs incurred on uncompleted service contracts	$8,750,198	$7,020,113
Estimated earnings	9,040,682	7,286,296

	17,790,880	14,306,409
Less billings to date	(17,893,834)	(14,478,619)

	$(102,954)	$(172,210)

These amounts are presented in the accompanying balance sheets under the following captions:

	March 31, 2006	September 30, 2005
Unbilled receivables	$1,181,204	$690,886
Unearned revenues	(1,284,158)	(863,096)

	$(102,954)	$(172,210)

6. Other intangible assets

The company’s Product Rights increased by $1.1 million during the six months ended March 31, 2006. This increase represents a payment of $0.5 million to Collegium for AllerNase, a payment of $0.1 million to Mayo for SinuNase, and a payment of $0.5 million to Argent for MD-Turbo.

7. Furniture, equipment and leasehold improvements

Furniture, equipment and leasehold improvements consist of the following:

	March 31, 2006	September 30, 2005
Furniture	$255,073	$253,130
Office and laboratory equipment	2,800,445	2,737,291
Leasehold improvements	900,567	791,687

	3,956,085	3,782,108
Less: accumulated depreciation and amortization	(2,345,506)	(2,006,289)

	$1,610,579	$1,775,819

8. Lines of credit

Lines of credit consists of the following:

	March 31, 2006	September 30, 2005
Secured revolving note of which $2.5 million is convertible due to Laurus Master Fund, Ltd., interest at prime plus 2% (9.75% at March 31, 2006); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share (See Note 9)	$5,362,265	$5,052,604
Bridge note, related party interest at 4.25%, unsecured, matures August 2007 or completion of a debt or equity financing resulting in more than $35.0 million in net proceeds (a)	4,180,000	4,180,000
Revolving credit agreement, interest at prime rate (7.75% at March 31, 2006); maturity in 2007; secured by Company’s accounts receivable and guarantee of major stockholder	4,000,000	—

	$13,542,265	$9,232,604
Less current maturities	9,362,265	5,052,604

	$4,180,000	$4,180,000

(a)	On August 16, 2005, the Company entered into a new bridge loan agreement with Hopkins II that provides for aggregate borrowing availability of up to $7.5 million in principal amount. In connection with this agreement, the $4.2 million advanced under the previous Hopkins II bridge loan was converted into an obligation under the new bridge loan agreement. The new bridge loan (including all accrued but unpaid interest) will become due upon the earlier of August 16, 2007 or the completion by the Company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). The Company may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the bridge loan becomes due or on which the Company desires to prepay the loan, the Company must not be in default under its credit facility with Laurus Master Fund, Ltd., and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied.

Under the August 2005 bridge loan agreement with Hopkins II, the Company has the unconditional right to borrow up to $5.0 million in the aggregate upon ten days’ prior written notice to Hopkins II, provided that the Company’s right to borrow any amounts in excess of $5.0 million is conditioned upon the Company either being in default under its credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. As of March 31, 2006, a total of $4.2 million had been borrowed under this bridge loan. The loan is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until the maturity date of the loan.

Weighted average interest on all short-term borrowings aggregated 7.39% and 6.42% at March 31, 2006 and September 30, 2005 respectively. At March 31, 2006, the Company has an aggregate of $3.3 million available under its lines of credit.

9. Long-term debt

Long-term debt consists of the following:

	March 31, 2006	September 30 2005
Related party:
Term loan due to McKesson, a holder of shares of common stock and major supplier, payable at 10% contract rate (a)	$—	$3,900,000
Note due to McKesson, interest payable monthly at 10% (b)	800,000	2,095,414
Notes payable, former Biovest management, interest at 7%; due in June 2006; working capital loans due in fiscal 2006; bridge financing due in fiscal year 2006; and other notes due in installments through 2006(c)	445,888	4,439,328
Accrued interest (c)	65,052	641,917

	1,310,940	11,076,659
Less current maturities	(1,310,940)	(7,414,742)

	$—	$3,661,917

Other:
Convertible amortizing term note due to Laurus Master Fund, LTD., interest payable monthly at prime rate plus 4%; due April 2008 (d)(g)	$6,273,476	$6,496,127
Note payable, Harbinger Mezzanine Partners, LP, net of discount; secured by assets of TEAMM; interest payable monthly at 13.5%; $5.0 million principal balance matures June 2006 (e)	4,842,122	6,589,854
Convertible notes payable, Biovest bridge financing, due in 2006	—	100,000
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2006(f)	175,469	175,469
Note payable, Laurus Master Fund, Ltd. amortizing term note, interest payable monthly at the greater of prime rate plus 2% or 9%, due March 31, 2009 (g)	2,980,783	—
Note payable, former employee settlement	195,198	—
Other	109,828	119,050
Long term accrued interest(c)	—	311,013

	14,576,876	13,791,513
Less current maturities	(7,189,995)	(8,888,847)

	$7,386,881	$4,902,666

Footnotes to long-term debt

(a)	Note paid in full on November 2, 2005

(b)	McKesson note was paid down to $0.8 million during the six months ended March 31, 2006, balance is due July 2006.

(c)	Note as of March 31, 2006 matures in 2006, accruing interest at 7.5% and paid monthly. Collateralized by certain assets of Biovest; convertible at the option of the holder into Biovest common stock (at $0.25 per share) or Accentia common stock (at a discount of $1.60 of the $8.00 IPO offering price). $5.0 million of notes as of September 30, 2005, due in 2007, were converted to equity during the three months ended December 1, 2005. Former legal counsel note of $0.5 million was paid in full in April 2006.

(d)	Note is convertible into shares of common stock at $6.80 per share, exercisable through April 2008.

(e)	Note was paid down to $4.8 million (net of discount) as of March 31, 2006, balance is due June 30, 2006.

(f)	Notes are convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, exercisable through September 2007.

(g)	Discounts on long-term debt include the value of warrants issued in conjunction with long-term debt and are accreted over the life of the related debt.

Future maturities of long-term debt are as follows as of March 31, 2006:

Years ending March 31,
2007	$10,983,400
2008	6,470,651
2009	5,180,280

22,634,331
Less unamortized discount	(8,057,455)

Total	$14,576,876

The Laurus secured revolving note and term note is shown on the balance sheet under the following accounts:

Principal balance of notes	$15,000,000
Less reduction for:
Fair value of beneficial conversion of options	(4,413,514)
Fair value of warrants	(3,989,610)

Recorded at closing	6,596,876
Accretion of discount (interest expense) through December 31, 2005 using effective interest method	897,606
Loss on extinguishment of debt	4,808,782
Debt payments	(667,523)

Carrying value at March 31, 2006	$11,635,741

As presented on balance sheet:
Current maturities of long-term debt-other	$1,296,780
Lines of credit-current	5,362,265
Long-term debt, net of current maturities-other	4,976,696

$11,635,741

Derivative gain (loss) in the accompanying 2006 statement of operations associated with the above Laurus notes is related to the individual derivatives as follows:

	For the three months ended March 31, 2006	For the six months ended March 31, 2006
Free standing warrants	(631,890)	792,072
Embedded beneficial conversion option	(2,848,552)	2,090,963

	(3,480,442)	2,883,035

10. Related party transactions

Accounts receivable, stockholder

Accounts receivable stockholder at March 31, 2006 and September 31, 2005 consist of amounts due from McKesson, a holder of common stock. These amounts are due in accordance with customary trade terms in the Specialty Pharmaceuticals segment.

Stockholder Note payable

The Stockholder Note at March 31, 2006 is an unsecured 6% convertible note in the amount of $0.4 million, and is currently due in 2006.

11. Stockholders’ deficit

During the six months ended March 31, 2006, 100% of preferred stock was converted to the following shares of common stock at the initial public offering date (November 2, 2005):

Shares of Series A preferred stock	2,937,013
Shares of Series B preferred stock	1,990,796
Shares of Series C preferred stock	1,478,482
Shares of Series D preferred stock	2,214,746
Shares of Series E preferred stock	12,289,870

Total common shares issued upon conversion of preferred stock	20,910,907

In addition to the conversion of preferred shares above, the following shares of common stock were issued during the six months ended March 31, 2006:

142,615 shares upon the exercise of warrants

493,842 shares upon the conversion of debt

11,958 upon the exercise of stock options

12. Operational results for Biovest

	For the three months ended March 31,
	2006		2005
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$2,288,996	$4,764,930	$1,537,670	$6,037,522
Cost of sales	1,228,539	1,422,076	1,016,919	1,156,239

Gross margin	1,060,457	3,342,854	520,751	4,881,283
Operating expenses	3,683,551	9,856,067	3,006,987	8,943,992

Loss from operations	(2,623,094)	(6,513,213)	(2,486,236)	(4,062,709)
Interest expense, net	(161,043)	(1,073,355)	(99,186)	(760,774)
Other income (expense)	5,341	(3,432,169)	—	(80,158)

Net loss	(2,778,796)	(11,018,737)	(2,585,422)	(4,903,641)
Dividends	—	—	—	(222,859)

Loss attributable to common shareholders	$(2,778,796)	$(11,018,737)	$(2,585,422)	$(5,126,500)

Weighted average shares outstanding, basic and diluted	29,124,526	29,124,526	5,161,589	5,161,589
Loss attributable to common stockholder per common share	$(0.09)	$(0.38)	$(0.50)	$(0.99)

	For the six months ended March 31,
	2006		2005
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$3,373,971	$10,497,920	$2,610,468	$9,481,843
Cost of sales	1,831,442	2,694,946	2,219,898	2,167,591

Gross margin	1,542,529	7,802,974	390,570	7,314,252
Operating expenses	7,108,500	18,781,051	5,526,855	16,976,957

Loss from operations	(5,565,971)	(10,978,077)	(5,136,285)	(9,662,704)
Interest expense, net	(269,633)	(1,970,746)	(203,609)	(1,234,156)
Other income (expense)	42,841	2,937,227	—	(2,445,159)
Absorption of prior losses against minority interest	—	1,689,800	—	—

Net loss	(5,792,763)	(8,321,796)	(5,339,894)	(13,342,019)
Dividends	—	(40,739)	—	(5,243,100)

Loss attributable to common stockholders	$(5,792,763)	$(8,362,535)	$(5,339,894)	$(18,585,119)

Weighted average shares outstanding, basic and diluted	24,863,557	24,863,557	5,127,793	5,127,793
Loss attributable to common stockholder per common share	$(0.23)	$(0.34)	$(1.04)	$(3.63)

13. Segment information

We define our segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, discontinued operations and income taxes. Inter-segment sales were $-0- and $0.3 million for the three months ended March 31, 2006 and 2005 respectively. Intersegment sales were $0.1 million and $0.4 million for the six months ended March 31, 2006 and 2005 respectively. Intersegment sales representing the sale of services from the Biopharmaceutical Products and Services segment to the Specialty Pharmaceuticals segment, which have been eliminated from segment sales.

Segment information for the three months ended March 31, 2006 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,751,765	$2,271,565	$4,023,330
Services	3,030,596	—	3,030,596

Total net sales	4,782,361	2,271,565	7,053,926

Cost of sales:
Products	724,810	735,752	1,460,562
Services	1,190,053	—	1,190,053

Total cost of sales	1,914,863	735,752	2,650,615

Gross margin	2,867,498	1,535,813	4,403,311
Sales and marketing	47,145	3,551,609	3,598,754
Research and development	2,964,234	—	2,964,234
Total assets	29,879,411	12,248,680	42,128,091
Goodwill	1,193,437	—	1,193,437

Segment information for the three months ended March 31, 2005 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,174,691	$3,536,286	$4,710,977
Services	2,864,215	—	2,864,215

Total net sales	4,038,906	3,536,286	7,575,192

Cost of sales:
Products	566,365	584,507	1,150,872
Services	1,022,286	—	1,022,286

Total cost of sales	1,588,651	584,507	2,173,158

Gross margin	2,450,255	2,951,779	5,402,034

Sales and marketing	402,541	3,137,145	3,539,686
Research and development	2,525,355	—	2,525,355
Total assets	23,166,398	10,506,530	33,672,928
Goodwill	1,193,437	—	1,193,437

Segment information for the six months ended March 31, 2006 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$2,623,225	$5,174,608	$7,797,833
Services	6,074,058	—	6,074,058

Total net sales	8,697,283	5,174,608	13,871,891

Cost of sales:
Products	1,106,155	1,282,968	2,389,123
Services	2,137,265	—	2,137,265

Total cost of sales	3,243,420	1,282,968	4,526,388

Gross margin	5,453,863	3,891,640	9,345,503

Sales and marketing	410,166	6,448,535	6,858,701
Research and development	6,124,106	—	6,124,106
Total assets	29,879,411	12,248,680	42,128,091
Goodwill	1,193,437	—	1,193,437

Segment information for the six months ended March 31, 2005 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,811,214	$4,959,602	$6,770,816
Services	5,321,495	—	5,321,495

Total net sales	7,132,709	4,959,602	12,092,311

Cost of sales:
Products	1,200,141	1,027,783	2,227,924
Services	2,159,565	—	2,159,565

Total cost of sales	3,359,706	1,027,783	4,387,489

Gross margin	3,773,003	3,931,819	7,704,822

Sales and marketing	1,120,757	6,269,536	7,390,293
Research and development	4,383,909	—	4,383,909
Total assets	23,166,398	10,506,530	33,672,928
Goodwill	1,193,437	—	1,193,437

Domestic and foreign operations

Total assets and net losses of the Company’s foreign subsidiary were insignificant; however, total revenues aggregated approximately 15% of total revenues of the Company in the three months ended March 31, 2006. This entity, which is based in Germany, operates in the Biopharmaceutical Products and Services Segment and its general segment data is included therein. Segment information on a geographic basis for the three months ended March 31, 2006 is as follows:

	Domestic	International (Europe)	Total
Net sales	$5,962,003	$1,091,922	$7,053,925
Net loss	(13,440,092)	(357,441)	(13,797,533)
Total Assets	39,596,699	2,531,392	42,128,091
Goodwill	893,000	300,437	1,193,437

Total revenues from the foreign subsidiary aggregated approximately 15% of total revenues of the Company in the six months ended March 31, 2006. Segment information on a geographic basis for the six months ended March 31, 2006 is as follows:

	Domestic	International (Europe)	Total
Net sales	$11,755,015	$2,116,876	$13,871,891
Net loss	(13,682,404)	(432,155)	(14,114,559)
Total Assets	39,596,699	2,531,392	42,128,091
Goodwill	893,000	300,437	1,193,437

Segment information on a geographic basis for the three months ended March 31, 2005 is as follows:

	Domestic	International (Europe)	Total
Net sales	$6,283,024	$1,292,168	$7,575,192
Net loss	(7,637,246)	148,183	(7,489,063)
Total Assets	30,887,976	2,784,952	33,672,928
Goodwill	893,000	300,437	1,193,437

Segment information on a geographic basis for the six months ended March 31, 2005 is as follows:

	Domestic	International (Europe)	Total
Net sales	$9,730,060	$2,362,251	$12,092,311
Net loss	(18,934,061)	252,148	(18,681,913)
Total Assets	30,887,976	2,784,952	33,672,928
Goodwill	893,000	300,437	1,193,437

14. Commitments and contingencies

a) Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2011. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending March 31,
2006	$2,238,277
2007	1,687,357
2008	1,410,298
2009	1,366,086
2010	412,452
Thereafter	233,271

$7,347,741

Rent expense for all operating leases was approximately $0.9 million, and $0.8 million, for the three months ended March 31, 2006 and March 31, 2005, respectively. Rent expense for all operating leases was approximately $1.7 million, and $1.1 million, for the six months ended March 31, 2006 and March 31, 2005, respectively.

Rental income from subleases aggregated $0.04 million and $0.1 million in the three months ended March 31, 2006 and March 31, 2005, respectively, and has been included in loss from discontinued operations in the accompanying statements of operations. Rental income from subleases aggregated $0.1 and $0.2 million in the six months ended March 31, 2006 and March 31, 2005, respectively, and has been included in loss from discontinued operations in the accompanying statements of operations

b) Litigation

In October 2002, the Company’s subsidiary, AccentRx, Inc, acquired the assets and certain liabilities of American Prescription Providers, Inc. and American Prescription Providers of New York, Inc., collectively referred to as APP, which at the time of purchase operated a mail-order specialty pharmacy focused on filling prescriptions for AIDS patients and organ transplants. Commencing in late 1998, Dr. Francis E. O’Donnell (the Company’s Chairman and Chief Executive Officer) was the Chairman of the Board of APP, Dr. Dennis L. Ryll (a director of the Company) was a director of APP, and McKesson Corporation was APP’s principal lender. Also beginning in late 1998, The Hopkins Capital Group, LLC, an entity in which Dr. O’Donnell is the manager, and MOAB Investments, LP, an entity in which Dr. Ryll is a limited partner, were principal stockholders of APP. Following the purchase of APP’s assets, AccentRx operated the mail-order business until it sold the assets of this business in December 2003 to a third-party in an arm’s length transaction. All of the sale proceeds from the disposition of this business were used to pay debts of AccentRx, including reducing the outstanding balance of the McKesson loan. After the sale of the APP assets, AccentRx ceased to engage in business, and AccentRx currently has nominal assets.

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

Except for the foregoing, the Company not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which is covered by insurance. Management believes that these proceedings will not have a material adverse effect on the financial statements.

15. Subsequent Events

On April 26, 2006, the Company’s majority-owned subsidiary, Biovest International, Inc., (“Biovest”), through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Market Tax Credit regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. Biovax’s Plant (as defined below) is presently located in a qualifying census tract.

In the Transaction, Biovax entered into a Convertible Loan Agreement where Telesis CDE purchased from Biovax a Subordinated Convertible Promissory Note dated as of April 25, 2006 in the principal amount of $11,500,000 (“CDE Loan”). The CDE Loan has a maturity date of October 27, 2013. The following parties were involved in the Transaction: Accentia, Biovest, Biovax, Biolender, Telesis CDE Two, LLC (“Telesis CDE”), Telesis CDE Corporation, Biovax Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”), First Bank and Laurus Master Fund, Ltd. (“Laurus”).

Under an Asset Purchase Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax.

Previously, on March 31, 2006 in contemplation of the Transaction and other potential New Market Tax Credit financings and other financings, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.8 million (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, The Analytica Group, Inc. and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging the Company’s shares of TEAMM Pharmaceuticals, Inc., The Analytica Group, Inc., Biovest and Biolender to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of the Transaction, Biovest and Accentia formed Biolender. On April 27, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note to fund the purchase of a 29.5% equity interest in Biolender for the benefit of Biovest. In addition on April 27, 2006, Accentia, the majority shareholder in Biovest, used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The loan obligation was also subject to a First Bank Subordination Agreement with respect to the Laurus obligations as a senior lender. All of the equity interests in Biolender owned by Biovest and Accentia have been pledged to Laurus as collateral to secure the Laurus Note and Accentia’s guarantee of the Laurus Note. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by Accentia for $6 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank.

The following describes certain material terms of the CDE Loan and transactional warrants related to the Transaction:

•	The CDE Loan has a principal amount of $11.5 million and matures on October 27, 2013. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of one percent (1.0%) per annum, non-compounding and shall be payable in arrears on a monthly basis commencing on May 1, 2006 and continuing until maturity. The CDE Loan is unsecured and is guaranteed by Biovest.

•	The CDE Loan shall be due and payable by Biovax as follows: (i) Two Hundred Thousand and 00/100 Dollars ($0.2 million) of the outstanding principal amount of the CDE Loan shall be paid in cash on April 25, 2013, and (ii) the remaining Eleven Million Three Hundred Thousand and 00/100 Dollars ($11.3 million) of the outstanding principal amount of the CDE Loan shall be repaid in cash or, in shares of common stock of Biovest on October 27, 2013 at the option of Telesis CDE at the average closing price of the common stock on the NASD OTC Bulletin Board or other market where the common stock is listed for the five business days immediately before the conversion notice supplied by Telesis CDE, or, otherwise, shall be repaid in full in cash.

•	Biovest granted a Warrant to Telesis CDE that provides that Telesis CDE Corporation may purchase up to 1,200,000 shares of Biovest’s common stock at an exercise price equal to $1.30 per share, subject to customary adjustments. The Biovest Warrant vests 300,000 shares three years form the closing date of the Transaction and 300,000 shares each year thereafter. The Biovest Warrant will expire on April 24, 2015. Telesis CDE was granted limited registration rights in certain circumstances if the shares of common stock of Biovest owned of record by Accentia are registered.

•	In connection with the Transaction, Telesis CDE Corporation received a similar warrant for the purchase of up to 100,000 shares of common stock of Accentia with an exercise price of $9.00 per share with an adjustment downward to $8.00 per share, provided that by April 25, 2007 Telesis CDE Corporation provides for or arranges a suballocation of $8.0 million in New Markets Tax Credits (the “Credits”) for the benefit of Biovest. 70,000 shares of the Accentia Warrant vested as of April 25, 2006, while the other 30,000 shares will vest on the suballocation of the Credits as described above. The Accentia Warrant will expire on April 24, 2013.

•	All amounts payable by Biovax under its indemnity to USBCIC are guaranteed by Biovest. In addition, Biovest and certain officers and directors of Accentia, and related trusts (“Individual Guarantors”) guarantee the payment of all obligations under the CDE Loan. Accentia also guarantees the payment of $0.06 million per year on the CDE Loan and any expenses incurred thereunder by Telesis CDE Corporation or the Leverage Fund. Both Biovest and Accentia entered into Indemnity Agreements with the Guarantors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Form 10Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10Q. This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item !, BUSINESS” in our annual report on Form 10-K for the fiscal year ended September 30, 2005 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the therapeutic areas of respiratory disease and oncology. We have two product candidates entering or in Phase 3 clinical trials. One of these product candidates, SinuNase, has been developed at Mayo Clinic as a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis, a long-term inflammatory condition of the paranasal sinuses for which there is currently no FDA approved therapy. We submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase in April 2005, and the IND was accepted by the FDA in May 2005. We expect to commence our Phase 3 trial for the product in 2006. Our other late-stage product candidate, BiovaxID™, is a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID was developed at the National Cancer Institute and is currently in a pivotal Phase 3 clinical trial. In May 2006, the FDA granted fast track status to BiovaxID, which means that the Company is now eligible to submit a biologics license application (BLA) on a rolling basis, allow the FDA to review sections of the BLA in advance of receiving the Company’s full submission and permitting the Company to apply for expedited review of its BLA. In addition to these product candidates, we have a growing specialty pharmaceutical business with a portfolio of currently marketed pharmaceutical products and a pipeline of additional products under development by third parties. In addition to our late-stage product candidates and our specialty pharmaceutical business, we have a broad range of in-house capabilities and resources that we market to third parties and use to develop and commercialize our own products. These capabilities include analytical and consulting services relating to the biopharmaceuticals industry, such as pricing and market assessment, reimbursement strategies, clinical trial services, and outcomes research. We also produce custom biologics and cell culture systems for biopharmaceutical and biotechnology companies, medical schools, universities, hospitals, and research institutions.

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

Service costs relating to our consulting services consist primarily of internal labor expended in the fulfillment of our consulting projects and, to a lesser extent, outsourced research services. Service costs on a specific project may also consist of a combination of both internal labor and outsourced research service. Our consulting projects are priced and performed in phases, and the projects are managed by phase. As part of the contract bidding process, we develop an estimate of the total number of hours of internal labor required to generate each phase of the customer deliverable (for example, a manuscript or database), and the labor cost is then computed by multiplying the hours dedicated to each phase by a standard hourly labor rate. We also determine whether we need services from an outside research or data collection firm and include those estimated outsourced costs in our total contract cost for the phase. At the end of each month, we collect the cumulative total hours worked on each contract and apply a standard labor cost rate to arrive at the total labor cost incurred to date. This amount is divided by the total estimated contract cost to arrive at the percentage of completion, which is then applied to the total estimated contract revenues to determine the revenue to be recognized through the end of the month. Accordingly, as hours are accumulated against a project and the related service costs are incurred, we concurrently fulfill our contract obligations. The duration of our consulting service contracts range typically from 1 to 12 months. Certain other professional service revenues, such as revenues from maintenance services on cell culture equipment, are recognized as the services are performed.

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

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. We obtain a valuation of all intangibles purchased in any acquisition and undertake an annual impairment analysis. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with SFAS 142. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. We have made no impairment adjustments to recorded goodwill. Our carrying value of goodwill at March 31, 2006 and September 30, 2005 was $1.2 million. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

We capitalized goodwill in the amount of $0.9 million in connection with our acquisition of Analytica in April 2002. In connection with the foreign subsidiary acquisition in December 2003, we initially capitalized goodwill in the amount of $0.6 million based on the fair value of the acquired assets net of assumed liabilities. Following this acquisition, we discovered that the assumed liabilities were

$0.3 million in excess of the amount represented to us in the acquisition agreement. We recorded an impairment to goodwill in the amount of $0.3 million in the fiscal quarter in which the acquisition occurred.

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

We predominantly use a discounted cash flow model derived from internal budgets in assessing fair values for our goodwill impairment testing. Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. In the event that our management determines that the value of intangible assets have become impaired using this approach, we will record an accounting charge for the amount of the impairment.

Purchased In-Process Research and Development

We account for purchased in-process research and development, or IPR&D, in accordance with pronouncements as follows:

•	FASB Statement of Financial Accounting Standards No. 2, Accounting for Research and Development;

•	FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method ; and

•	FASB Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

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

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R—accounting for Stock-Based Compensation, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Shares of common and preferred stock issued in connection with acquisitions are also recorded at their estimated fair values. Fair values of equity securities issued are determined by management based upon independent valuations obtained by management.

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

We use the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. In applying the Black-Scholes options-pricing model, we assumed no dividend yield, risk-free interest rates ranging from 1.62% to 4.65%, expected option terms ranging from 0.5 to 5 years, volatility factors ranging from 0% to 50%, share prices ranging from $0.02 to $8.00, and option exercise prices ranging from $1.05 to $8.00.

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

Income Taxes

We incurred net operating losses for the three and six months ended March 31, 2006 and 2005, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal net operating loss carryover of approximately $99.6 million as of March 31, 2006, which expires through 2025 and of which $30.0 million is subject to various Section 382 limitations.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended March 31, 2006 were $7.1 million, a decrease of $0.5 million, or 7%, from the three months ended March 31, 2005. The decrease in our consolidated net sales for the three months ended March 31, 2006 reflected a decrease of $1.3 million in net sales in our Specialty Pharmaceuticals segment, primarily resulting from a increase in our reserve for returns relating to the Histex I/E recall. This was offset by an increase of $0.8 million in net sales in our Biopharmaceutical Products and Services segment, primarily resulting from an increase of $0.5 million in our Biovest subsidiary.

Cost of Sales. Our cost of sales for the three months ended March 31, 2006 was $2.7 million, or 37% of net sales, compared to $2.2 million, or 29% of net sales, during the three months ended March 31, 2005. This represented a decrease of $0.5 million, or 2%, over the three months ended March 31, 2005. The increase in cost of sales as a percentage of net sales was attributable primarily to an increase in the sales of lower margin products in are specialty pharmaceutical segment.

Research and Development Expenses. Our research and development costs were $3.0 million for the three months ended March 31, 2006, an increase of $0.4 million, or 17%, over the three months ended March 31, 2005. This increase included $0.1 million in SinuNase development compared to no SinuNase development for the same period last year. Biovest research and development expense increased from $2.3 million in the three months ended March 31, 2005 to $2.5 million in the three months ended March 31, 2006 due to increased emphasis on BiovaxID product development.

Sales and Marketing expenses. Our sales and marketing expenses were $3.6 million for the three months ended March 31, 2006; a increase of $0.1 million, or 2%, over the three months ended March 31, 2005.

General and Administrative Expenses. Our general and administrative expenses were $6.0 million for the three months ended March 31, 2006, an increase of $0.7 million, or 13%, over the three months ended March 31, 2005. This increase was a result of the growth of our corporate infrastructure to support an anticipated increase in our business activities. We expect that our general and administrative expenses will continue to increase as we hire new personnel and build up our corporate infrastructure necessary for the management of our business. The costs associated with being a public company will increase our general and administrative expenses.

Interest Expense, net. In the three months ended March 31, 2006, our net interest expense was $1.2 million, an increase of $0.4 million, over the three months ended March 31, 2005. The increase was due primarily to interest on our Laurus term note, Laurus revolver, and Hopkins II line of credit. Interest income in both years was nominal.

Derivative Loss. Derivative loss was $3.4 million for the three months ended March 31, 2006 as compared to no derivative loss for the three months ended March 31, 2005. This increase was due to the Laurus financing arrangement that commenced in the quarter ended June 30, 2005 as further described in Note 2 to the financial statements.

Preferred Stock Dividends. In the three months ended March 31, 2006, we incurred no dividend costs, compared to $0.2 million in the three months ended March 31, 2005. There was no dividend cost in the three months ended March 31, 2006 due to the conversion of all Series E preferred stock to common stock at our Initial Public Offering in November 2005. Dividends for the three months ended March 31, 2005 consisted of dividends accrued on our Series E preferred stock.

Segment Operating Results

	For the Three months ended March 31,
	2006		2005
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$2,288,996		$1,537,670
All other business units	2,493,364		2,501,236

Total Biopharmaceutical Products and Services	4,782,360		4,038,906
Specialty Pharmaceuticals	2,271,565		3,536,286

Total Net Sales	$7,053,925		$7,575,192

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$1,228,539		$1,016,919
All other business units	686,324		571,732

Total Biopharmaceutical Products and Services	1,914,863	40%	1,588,8651	39%
Specialty Pharmaceuticals	735,752	32%	584,507	17%

Total Cost of Sales	$2,650,615		$2,173,158

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$1,060,457		$520,751
All other business units	1,807,040		1,929,504

Total Biopharmaceutical Products and Services	2,867,497	60%	2,450,255	61%
Specialty Pharmaceuticals	1,535,813	68%	2,951,779	83%

Total Gross Margin	$4,403,310		$5,402,034

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$2,465,236		$2,254,782
All other business units	498,998		270,573

Total Biopharmaceutical Products and Services	2,964,234	62%	2,525,355	63%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$2,964,234		$2,525,355

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$47,114		$104,185
All other business units	—		298,356

Total Biopharmaceutical Products and Services	47,114	1%	402,541	10%
Specialty Pharmaceuticals	3,551,609	156%	3,137,145	89%

Total Sales and Marketing Expenses	$3,598,753		$3,539,686

Biopharmaceutical Products and Services

Net Sales. Net sales in our Biopharmaceutical Products and Services segment for the three months ended March 31, 2006, including net sales to related parties, were $4.8 million, an increase of $0.7 million, or 18%, from the three months ended March 31, 2005. This increase was attributable primarily to an increase in sales of $0.5 million in our Biovest subsidiary and an increase of $0.2 million in our Analytica subsidiary.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the three months ended March 31, 2006 was $1.9 million, or 40% of segment net sales, compared to $1.6 million, or 39% of segment net sales, during the three months ended March 31, 2005.

Research and Development Expenses. Our research and development costs in the Biopharmaceutical Products and Services segment were $3.0 million for the three months ended March 31, 2006; an increase of $0.4 million, or 17%, over the three months ended March 31, 2005. This increase is due to increased emphasis on BiovaxID and the phase 3 clinical trial.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.01 million in the three ended March 31, 2006; a decrease of $0.4 million, or 88%, over the three months ended March 31, 2005. This increase was attributable to our shift in emphasis in that segment away from cell culture products and services and more toward the development of BiovaxID.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the three months ended March 31, 2006, including net sales to related parties, were $2.3 million, a decrease of $1.3 million, or 36%, from the three months ended March 31, 2005. This decrease was primarily attributable to a decrease in sales attributable to the return of our Histex I/E product due to manufacturer’s recall totaling approximately $0.6 million, an increase in sales of our pain product line of approximately $2.7 million in sales of our cough, cold and allergy line of product totaling $1.8 million and in increase in the reserve for product returns, chargebacks and rebates of $1.6 million.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the three months ended March 31, 2006 was $0.7 million, or 32% of net sales, compared to $0.6 million, or 17% of net sales, during the three months ended March 31, 2005. The increase in cost of sales as a percentage of net sales was attributable to a an increase of sales of our pain product line for this period which has greater cost of goods per unit than our cough, cold and allergy products which had a decrease in sales for the comparative period.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the three month periods ended March 31, 2006 or 2005.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $3.6 million in the three months ended March 31, 2006; an increase of $0.4 million, or 13%, over the three months ended March 31, 2005. This increase was primarily due to a change in the allocation of sales and marketing expenses previously charged to the Biopharmaceutical Products and Services segment.

Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005

Consolidated Results of Operations

Net Sales. Our net sales for the six months ended March 31, 2006 were $13.9 million, an increase of $1.8 million, or 15%, from the six months ended March 31, 2006. The increase in our consolidated net sales for the six months ended March 31, 2005 reflected an increase of $1.6 million in net sales in our Biopharmaceutical Products and Services segment, primarily resulting from an $0.8 million increase in net sales of our Biovest subsidiary and a $0.8 million increase in net sales of our Analytica International subsidiary. The increase in our consolidated net sales for the six months ended March 31, 2006 also reflected a $0.2 million increase in net sales in our Specialty Pharmaceuticals segment.

Cost of Sales. Our cost of sales for the six months ended March 31, 2006 was $4.5 million, or 33% of net sales, compared to $4.4 million, or 36% of net sales, during the six months ended March 31, 2005. This represented an increase of $0.1 million, or 3%, over the six months ended March 31, 2005.

Research and Development Expenses. Our research and development costs were $6.1 million for the six months ended March 31, 2006, an increase of $1.7 million, or 40%, over the six months ended March 31, 2005. This increase included $0.6 million in SinuNase development compared to no SinuNase development for the same period last year. Biovest research and development expense increased from $4.1 million in the six months ended March 31, 2005 to $5.2 million in the six months ended March 31, 2006 due to increased emphasis on BiovaxID and its phase 3 clinical trial.

Sales and Marketing expenses. Our sales and marketing expenses were $6.9 million for the six months ended March 31, 2006; a decrease of $0.5 million, or 7%, over the six months ended March 31, 2005. This decrease was due in part to $0.7 million of decreased costs in our Biopharmaceutical Products and Services segment resulting from our shift in emphasis in that segment away from cell culture products and services and more toward the development of BiovaxID. This decrease was offset by higher costs of $0.2 million due in part to an incremental increase in sales force personnel in our Specialty Pharmaceuticals segment.

General and Administrative Expenses. Our general and administrative expenses were $11.2 million for the six months ended March 31, 2006, an increase of $1.4 million, or 14%, over the six months ended March 31, 2005. This increase was a result of the growth of our corporate infrastructure to support an anticipated increase in our business activities. We expect that our general and administrative expenses will continue to increase as we hire new personnel and build up our corporate infrastructure necessary for the management of our business. The costs associated with being a public company will increase our general and administrative expenses.

Interest Expense, net. In the six months ended March 31, 2006, our net interest expense was $2.2 million, an increase of $0.8 million, over the six months ended March 31, 2005. The increase was due primarily to interest on our Laurus term note, Laurus revolver, and Hopkins II line of credit. Interest income in both years was nominal.

Derivative gain. Derivative gain was $2.9 million for the six months ended March 31, 2006 as compared to no derivative gain for the six months ended March 31, 2005. This increase was due to the Laurus financing arrangement that commenced in the quarter ended June 30, 2005 as further described in Note 2 to the financial statements.

Preferred Stock Dividends. In the six months ended March 31, 2006, we incurred dividend costs of $0.01 million, compared to $5.2 million in the six months ended March 31, 2005. There was minimal dividend cost in the six months ended March 31, 2006 due to the conversion of all Series E preferred stock to common stock at our Initial Public Offering in November 2005. Dividends for the three months ended March 31, 2005 consisted of dividends accrued on our Series E preferred stock.

Segment Operating Results

	For the Six months ended March 31,
	2006		2005
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$3,373,971		$2,610,468
All other business units	5,323,312		4,522,241

Total Biopharmaceutical Products and Services	8,697,283		7,132,709
Specialty Pharmaceuticals	5,174,608		4,959,602

Total Net Sales	$13,871,891		$12,092,311

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$1,831,442		$2,219,898
All other business units	1,411,978		1,139,808

Total Biopharmaceutical Products and Services	3,243,420	37%	3,359,706	47%
Specialty Pharmaceuticals	1,282,968	25%	1,027,783	21%

Total Cost of Sales	$4,526,388		$4,387,489

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$1,542,529		$390,570
All other business units	3,911,334		3,382,433

Total Biopharmaceutical Products and Services	5,453,863	63%	3,773,003	53%
Specialty Pharmaceuticals	3,891,640	75%	3,931,819	79%

Total Gross Margin	$9,345,503		$7,704,822

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$5,158,991		$4,113,336
All other business units	965,115		270,573

Total Biopharmaceutical Products and Services	6,124,106	70%	4,383,909	61%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$6,124,106		$4,383,909

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$89,220		$199,979
All other business units	320,946		920,778

Total Biopharmaceutical Products and Services	410,166	5%	1,120,757	16%
Specialty Pharmaceuticals	6,448,535	125%	6,269,536	126%

Total Sales and Marketing Expenses	$6,858,701		$7,390,293

Biopharmaceutical Products and Services

Net Sales. Net sales in our Biopharmaceutical Products and Services segment for the six months ended March 31, 2006, including net sales to related parties, were $8.7 million, an increase of $1.6 million, or 22%, from the six months ended March 31, 2005. This increase was attributable primarily to an increase in sales of instrument hardware and disposals sales.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the six months ended March 31, 2006 was $3.2 million, or 37% of segment net sales, compared to $3.4 million, or 47% of segment net sales, during the six months ended March 31, 2005.

Research and Development Expenses. Our research and development costs in the Biopharmaceutical Products and Services segment were $6.1 million for the six months ended March 31, 2006; an increase of $1.7 million, or 40%, over the six months ended March 31, 2005. This increase included additional expenses relating to our BiovaxID project.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.4 million in the six ended March 31, 2006; a decrease of $0.7 million, or 63%, over the six months ended March 31, 2005. This decrease was attributable to our shift in emphasis in that segment away from cell culture products and services and more toward the development of BiovaxID.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the six months ended March 31, 2006, including net sales to related parties, were $5.2 million, an increase of $0.2 million, or 4%, from the six months ended March 31, 2005. This increase was primarily attributable to a decrease in sales attributable to the return of our Histex I/E product due to a manufacturer’s recall totaling approximately $0.6 million, an increase in sales of our pain product line of approximately $3.2 million, a reduction in sales of our cough, cold and allergy line of products totaling $1.0 million and an increase in the reserve for product returns, chargebacks and rebated of $1.4 million.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the six months ended March 31, 2006 was $1.3 million, or 25% of net sales, compared to $1.0 million, or 21% of net sales, during the six months ended March 31, 2005. The increase in cost of sales as a percentage of net sales was attributable to an increase in our pain product line for this period which has a greater cost of goods per unit than our cough, cold and allergy products which had a decrease in sales for the comparative period.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the six month periods ended March 31, 2006 or 2005.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $6.5 million in the six months ended March 31, 2006; an increase of $0.2 million, or 3%, over the six months ended March 31, 2005. This increase was primarily due to a change in the allocation of sales and marketing expenses previously charged to the Biopharmaceutical Products and Services segment.

Restatement of Portions of Previously-Filed Financial Statements

The Company’s management and the Audit Committee of its Board of Directors have determined that the consolidated balance sheets, consolidated statements of stockholders’ deficit and related notes to consolidated financial statements included in the consolidated financial statements and information contained in the Company’s Form 10-K filed on December 29, 2005 for the fiscal year ended September 30, 2005 and the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 for the quarter ended December 31, 2005, did not account for certain embedded derivatives contained in the convertible debentures and certain other notes payable issued in April 2005 in conformity with recent clarifications of SEC standards regarding embedded derivatives. Such consolidated financial statements should no longer be relied upon.

In particular, the Company applied certain accounting principles to the Company’s convertible debenture financing and the issuance of certain other notes payable, which were completed in April 2005, in a manner other than that mandated by recent clarifications of SEC standards. Analysis completed subsequent to our initial filing and the clarifications of these accounting standards by the SEC identified embedded derivative instruments within the convertible debenture agreements and the certain other notes payable that required separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Our analysis identified several derivative instruments to be bifurcated and measured at their fair value, and resulted in a restatement to the Company’s consolidated balance sheet at September 30, 2005 to reflect convertible debt and embedded derivative instruments in conformity with recent clarifications of SEC standards. In addition, the debenture agreements contained variable share settlement provisions that required the Company to adjust the fair value of certain previously issued warrants and reclassify them from additional paid in capital in the consolidated statement of stockholders’ deficit to a derivative liability account in the consolidated balance sheet, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.”

The decision to restate the consolidated financial statements was made by the Board, upon the recommendation of the Company’s management, the Audit Committee and with the concurrence of the Company’s independent auditors, Aidman Piser & Company. In addition, the Board, upon the recommendation of management and the Audit Committee, made an internal determination that the previously issued consolidated financial statements and other financial information contained in the Form 10-K for the year ended September 30, 2005 should not be relied upon and should be amended accordingly.

On May 11, 2006, the Board discussed the matters disclosed in this section with management, the Audit Committee and with the Company’s independent auditors. The Company’s auditors informed the Board that they concur with the conclusions described above. Following the correction of the errors reported in this section, the Company has filed an amended Form 10-K for the relevant period in which it restated its consolidated financial statements and the Company has filed an amended quarterly report on Form 10-Q for the quarter ended December 31, 2005. The net effect of the restatements as a percentage of the March 31, 2006 balances on accumulated deficit and additional paid-in-capital was 1.7% and 3.2%, respectively.

Liquidity and Capital Resources

Sources of Liquidity

We are anticipating that operating cash flow deficits for the early part of fiscal 2006 will be offset by net cash inflows from financing activities, such as debt or equity placements, accessing existing or new credit facilities, receipt of repayment of inter-company demand loans and from proceeds from our IPO completed in the first quarter of fiscal 2006. At March 31, 2006, we had $ 0.8 million in cash on hand, $8.0 million in restricted cash, $2.9 million in accounts receivable, $1.2 million of earned but unbilled receivables, $3.3 million in availability under existing lines of credit, and $8.2 million in demand notes receivable from Biovest. Upon Biovest obtaining additional financing which it is seeking to consumate through equity offerings, debt financings by the end of calendar 2006 corporate collaborations, or licensing transaction, it is anticipated that Biovest may repay some or all of the outstanding demand notes and Biovest will commence the funding of its ongoing operations without additional intercompany loans from us.

Based on our current operating plans, and a private equity offering completed May 2006, we expect that our existing capital resources and cash flow from operations, together with borrowing availability under our existing lines of credit and receipt of repayment of demand inter-company debt will be sufficient to fund our operations and development activities into the second quarter of fiscal year 2007. We are currently engaged in efforts to restructure certain of our existing indebtedness in order to increase available funds on a near-term basis, and we also intend to seek additional financing through one or more public or private equity offerings, additional debt financings, corporate collaborations or licensing transactions. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in the Company’s best interest, we may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. There are currently no commitments in place for any debt or equity financing being sought by us or by Biovest, nor can assurances be given that such financing will be available. While we are confident that we will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard.

The investment in our subsidiary Biovest International, Inc. is consolidated in our financial statements. We currently own approximately 75% of Biovest, or 53,115,818 shares, which had a market value of approximately $79.7 million as of May 12, 2006.

Debt Financing

As of March 31, 2006, our long-term debt, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $34.8 million. We currently have credit facilities with various lenders, including the following:

Credit Facility with Laurus Master Fund, Ltd., Accentia - Under a credit facility with Laurus Master Fund, Ltd., or Laurus, we have total borrowing availability of up to $15.0 million. We entered into this credit facility in April 2005, and it has been amended in August 2005, December 2005, and February 2006. A total of $11.6 million in principal and $0.2 million in accrued but unpaid interest was outstanding under this credit facility as of March 31, 2006. The Laurus credit facility consists of two components: a term loan in the principal amount of $10.0 million, under which $9.7 million in principal and $0.1 million in accrued but unpaid interest were outstanding as of March 31, 2006, and a revolving loan of up to $5.0 million, under which $5.4 million in principal and $0.1 million in accrued but unpaid interest were outstanding as of March 31, 2006. Under the revolving loan portion of the credit facility, we have the right to borrow up to the sum of 85% of all of eligible accounts receivable and 50% of eligible inventory and other assets pledged to secure the loan (with the eligibility criteria being set forth in the loan agreements). The Laurus credit facility is secured by a first priority security interest in all of the tangible and intangible assets of Accentia Biopharmaceuticals, Inc. and our Analytica subsidiary (including the stock of their respective subsidiaries). This security interest does not extend to any assets of our TEAMM, Biovest, or foreign subsidiary. The notes are also secured by certain publicly traded securities owned by the Francis E. O’Donnell Jr. Irrevocable Trust #1. The principal and accrued but unpaid interest under the Laurus credit facility is convertible by Laurus into shares of our common stock at a fixed conversion price of $6.80 per share, provided that there are certain limitations on when and how much of the loan can be converted at any one period of time, and further provided that no more than $2.5 million of the revolving loan can be converted into shares of our common stock.

The term loan portion of the Laurus credit facility accrues interest at a rate of the greater of 10.00% per annum or prime rate plus 4%. The revolving loan portion of the credit facility accrues interest at a rate equal to the greater of 7.75% per year or prime rate plus 2%. The term loan under the Laurus credit facility is payable through April 29, 2008 in equal monthly payments of principal and interest of $0.3 million. The revolving loan is due on April 29, 2008, with all accrued but unpaid interest payable monthly, provided that up to $2.5 million of the revolving loan may become due in June 2006 under an agreement with Laurus which permits us to borrow up to $2.5 million in excess of the otherwise maximum permissible borrowing availability under the revolving loan. We have the right to redeem the Laurus notes at any time at a redemption price equal to 130% of the principal amount plus all accrued but unpaid interest, subject to the right of Laurus to convert the notes prior to a redemption, provided that any portion of the revolving loan that exceeds $2.5 million can be prepaid at any time without penalty. Under the terms specified in our agreements with Laurus and subject to certain volume limitations, Laurus will be required to convert certain amounts under credit facility into shares of our common stock if there is an effective current registration statement in place covering the resale of shares issuable to Laurus under the credit facility and if the market price of our common stock reaches $10.00 per share. Also in connection with the Laurus credit facility, as amended, we issued to Laurus warrants to purchase up to 1 million shares of our common stock at an exercise price of $8.00 per share, 277,778 shares of our common stock at an exercise price of $.001 per share, and 113,000 shares of our common stock at an exercise price of $.01 per share.

Credit Facility with Laurus Master Fund, Ltd., Biovest – On March 31, 2006, our majority-owned subsidiary, Biovest closed a financing transaction (the “Transaction”) with Laurus, pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Note”) and a warrant to purchase up to 18,087,889 shares of Biovest’s common stock at an exercise price of $.01 per share (the “Warrant”). Since June 2003 the Company has been the primary source of financing for Biovest; however, this Transaction with Laurus represents the initial financing by Biovest from sources other than Accentia.

The Note and Warrant were purchased pursuant to a Note and Warrant Purchase Agreement between Biovest and Laurus (the “Purchase Agreement”). The following describes certain material terms of the Biovest Transaction:

•	Under the terms of the Note, $299,000 of the principal amount was disbursed at the closing to Laurus and other third parties to cover closing fees and expenses relating to the transaction, and $7,500,000 of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus.
•	Unless otherwise agreed by Laurus, Laurus is expected to authorize disbursements from the Restricted Account as the Company is able to secure additional working capital financing, including without limitation through financings involving New Market Tax Credits in the amounts and of the type more particularly described in the Transaction documents. On April 28, 2005, $2.5 million was released from the restricted account as part of a financing transaction involving New Market Tax Credits.

•	The Note will become due and payable on March 31, 2009, provided that any portion of the principal amount not contained in the Restricted Account will be amortized in equal monthly payments of principal and interest beginning on July 1, 2006 and ending on the maturity date. The initial monthly payment amount will be $9,060.61 per month, provided that as amounts are released from the Restricted Account from time to time, such amounts will be added to the amortizing portion of the Note, and the monthly payments will increase accordingly. The Note can be prepaid by Biovest at any time without penalty.

•	The outstanding principal amount of the Note will bear interest at a rate equal to the greater of the prime rate plus 2% or 9% per annum, except that any portion of the principal amount contained in the Restricted Account will bear interest at prime rate.

•	Sixty-four percent (64%) of the Note is guaranteed by Accentia. We also have a separate credit facility with Laurus pursuant to which Accentia has pledged its assets as collateral, and pursuant to the Transaction documents, this pledge of collateral by Accentia will also secure our guarantee of the Note. Additionally, all of the assets of Biovest, including its intellectual property and the stock of its Biovax, Inc. subsidiary, were pledged by Biovest as collateral for the Note and Obligations to Laurus.

•	The Warrant provides that Laurus may purchase up to 18,087,889 shares of Biovest’s common stock at an exercise price equal to $.01 per share. The Warrant will expire on March 31, 2021.

•	In connection with the Transaction, Laurus and Biovest entered into a registration rights agreement providing that Laurus will have the right to require Biovest to file a registration statement with the U.S. Securities and Exchange Commission to register the resale of the shares issuable to Laurus pursuant to the exercise of the warrant. Biovest will be required to file such registration statement within sixty (60) days after written demand by Laurus, provided that in no event with Biovest be required to file such registration statement earlier than ninety (90) days after the closing of the Transaction.

Credit Facility with Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Missouri State Bank and Trust Company. In March of 2006 we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. The $1.0 million expansion is due July 2006. This loan bears interest at prime per annum and has a January 2007 maturity date. The agreement is secured by the accounts receivable and inventory of our TEAMM subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (directors and/or principal shareholders of our company). As of March 31, 2006, the entire $4.0 million credit facility had been drawn and was outstanding.

Credit Facility with Hopkins II. We are also a party to a bridge loan credit facility from The Hopkins Capital Group II, LLC, otherwise referred to as Hopkins II. Dr. Francis E. O’Donnell, our Chief Executive Officer and Chairman, is the sole manager of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II. In August 2005, we entered into a bridge loan agreement with Hopkins II that provides for aggregate borrowing availability of up to $7.5 million in principal amount at an interest rate of 4.25% per annum simple interest. This loan (including all accrued interest) will become due upon the earlier of August 16, 2007 or the completion by our company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). We may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the bridge loan becomes due or on which we desire to prepay the loan, we must not be in default under our credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied. Under the bridge loan agreement with Hopkins II, we have the unconditional right to borrow up to $5.0 million in the aggregate upon ten days’ prior written notice to Hopkins II, provided that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. As of March 31, 2006, a total of $4.2 million in principal had been borrowed under this facility and $0.1 million in accrued but unpaid interest was outstanding. No payments of principal or interest are due until the maturity date of the loan. The Hopkins II bridge loan is subordinate to the Laurus credit facility, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

Loan from McKesson Corporation. In October 2002, we entered into a credit facility with McKesson Corporation in the initial amount of approximately $10 million. As of September 30, 2005, prior to our initial public offering, approximately $6.0 million in principal and interest had been outstanding under this credit facility. During the six months ended March 31, 2006, we reduced this indebtedness by $5.5 million, such that as of March 31, 2006, $0.8 million in principal and $0.006 million accrued but unpaid interest remained outstanding under this loan. The remaining balance of this loan will become due July 2006. This loan bears interest at a rate of 10% per year and is secured all of the assets of Accentia Biopharmaceuticals, Inc., including its stock in each of its subsidiaries, as well as certain publicly traded securities owned by two irrevocable trusts established by Dr. O’Donnell.

Loan from Harbinger Mezzanine Partners, L.P. As of March 31, 2006, we had a loan outstanding from Harbinger Mezzanine Partners, L.P. in the principal amount $5.0 million. The outstanding balance as of March 31, 2006 takes into account a $2.0 million pay down of this loan during the six months ended March 31, 2006. This loan bears interest at a rate of 13.5% per annum and will become due in June 2006, with interest payable monthly. The loan is secured by receivables, inventories, and intangible assets of our TEAMM subsidiary.

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

In September 2004, we sold an interest in our future royalties from SinuNase to PPD for a $2.5 million cash payment. Under this agreement, we are obligated to pay PPD cumulative minimum payments equal to at least $2.5 million by the end of calendar year 2009. In the event PPD terminates the agreement for breach, including for our failure to make the minimum payments, PPD has the right to require us to repurchase the royalty interest for a purchase price equal to $2.5 million, less all royalty payments made by us to PPD. For accounting purposes, this has been accounted for as a deposit on our balance sheet at September 30, 2005 and September 30, 2004, and will be amortized into revenues as corresponding royalties are earned by PPD, at which time our corresponding deposit.

Financing Relationship with Biovest

In June 2003, we purchased 81% of the outstanding capital stock of Biovest International, Inc. for $20.0 million pursuant to an Investment Agreement with Biovest. Under the Investment Agreement, as amended, we paid $2.5 million in cash at closing, $2.5 million by a 90-day note, and the balance of $15.0 million by a non-interest-bearing promissory note. As of December 31, 2005, this note had been satisfied in full, and during the three months ended March 31, 2005 we advanced an additional $2.0 million to Biovest in the form of an intercompany demand loan that does not bear interest. This loan does not appear in our consolidated financial statements because it is eliminated upon consolidation. Biovest is actively pursuing one of more financing transactions in the form of a debt financing, equity financing, or collaboration or licensing transaction. We anticipate that we will demand payment of the inter-company demand loan when Biovest completes an adequate financing transaction, although there is no assurance as to when and if Biovest will be able to complete such a financing.

Cash Flows for the Six Months Ended March 31, 2006

For the six months ended March 31, 2006, we used $10.1 million in cash to fund our operating activities. This consisted primarily of a net loss of $14.1 million and $2.9 million derivative gain, reduced by non-cash charges for $0.4 million of depreciation, $1.2 million in amortization of intangibles, $0.9 million of stock-based compensation, and $0.8 million in accretion of debt discounts. Cash increased primarily due to the $2.9 million change in accounts payable and accrued liabilities, $0.6 million change in accounts receivable, $0.8 million conversion of deferred offering costs to equity, offset by $0.3 million payments for inventory, $0.2 million for inventory deposits, and $0.2 million return of customer deposits.

We used net cash in investing activities of $1.6 million for the six months ended March 31, 2006, primarily consisting of payments for product rights of $1.2 million, and improvements to our Worcester laboratory facility of $0.4 million.

We had net cash flows from financing activities of $9.7 million for the six months ended March 31, 2006, consisting primarily of $14.7 million in proceeds from the issuance common stock, and funding from lines of credit of $4.2 million. We reduced debt by $7.6 million, and received proceeds from a minority interest investment in our Subsidiary of $1.7 million.

Our net working capital deficit at March 31, 2006 decreased from September 30, 2005 by $18.1 million to $22.5 million, which was attributed largely to the proceeds from our initial public offering and proceeds from the conversion of preferred stock to common stock. This was offset by a fiscal six months 2005 loss that was funded through debt and equity proceeds and refinancing of certain short-term debt to long-term.

The amount of our net working capital, a deficit of $22.5 million at March 31, 2006, will continue to be affected by our accounts receivable, and we expect that our accounts receivable will grow in connection with an anticipated growth in revenues from sales of products in our Specialty Pharmaceuticals segment. At March 31, 2006, our net accounts receivable and earned but unbilled receivables was $4.1 million, a decrease of $0.3 million from September 30, 2005.

We expect to pay, and have budgeted for payment, periodic and contractually-committed milestone payments that are quantified based on product development activities of our development partners and are not always predictable. We expect that these payments will be made from cash flow generated from our anticipated receivables growth, as well as through the proceeds from our initial public offering and other financing activities. Although we expect that our net cash flows from operating activities will continue to be negative until (and if) we are able to commence sales of SinuNase and BiovaxID, we expect that increasing sales from products in our Specialty Pharmaceuticals segment will offset research and development expenses associated with SinuNase and BiovaxID.

Cash Flows for the Six Months Ended March 31, 2005

For the six months ended March 31, 2005, we used $17.6 million in cash to fund our operating activities. This consisted primarily of a net loss of $18.7 million, an increase in accounts receivables of $1.4 million, increase in inventory of $0.3 million, decrease in accounts payable of 1.5 million, decrease in accrued expenses of $0.7 million, reduced by non-cash charges approximately $0.3 million in depreciation, $1.4 million in amortization of intangibles, $0.5 million in stock-based compensation, and $2.5 million loss on conversion of shareholder debt to preferred stock., and other non-cash charges of $0.2 million.

We used net cash in investing activities of $3.7 million for the six months ended March 31, 2005, primarily consisting of payments for product rights of $3.5 million, and computer equipment of $0.2 million.

We had net cash flows from investing activities of $20.1 million, consisting primarily of the proceeds from the issuance of preferred stock of $20.5 million, proceeds from the issuance of common stock of $0.6 million, and drawing upon our lines of credit of $1.5 million. We reduced debt by $1.9 million, reduced lines of credit by $0.3 million, and paid $0.3 million in dividends.

Our net working capital deficit at March 31, 2005 decreased from September 30, 2004 by $11.5 million to $19.9 million, which was attributed largely to the proceeds from the sale of preferred stock and common stock. This was offset by a fiscal six month 2004 loss.

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of March 31, 2006. The long- and short-term debt, fixed milestone obligations and license fees are reflected as liabilities on our balance sheet as of March 31, 2006. Operating leases are accrued and paid on a monthly basis.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a) (b)	$14,659	$13,012	$—	$—	$27,671
Product distribution agreements	21	—	—	—	21
License agreements	300	—	—	—	300
Minimum royalty payments	1,288	3,000	1,887	—	6,175
Product manufacturing and supply agreements	250	308	—	—	558
Cooperative research and development agreement	180	400	—	—	580
Employment agreements	3,234	5,976	1,173	—	10,383
Operating lease obligations	2,238	3,098	2,012	—	7,348

	$22,169	$25,794	$5,073	$—	$53,035

(a)	Includes interest on long-term debt.
(b)	Minimum purchase requirements- Commencing in December 2005, we have an obligation to purchase a minimum number of units of our MD Turbo product. The table above reflects under Minimum purchase requirements based on current projected product pricing. The Company believes that its purchases will exceed its Minimum purchase requirements.

The above table does not include any additional amounts that we may be required to pay under license or distribution agreements upon the achievement of scientific, regulatory, and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of drug approval applications to the FDA and approval of such applications. While we cannot predict when and if such events will occur, depending on the successful achievement of such scientific, regulatory and commercial milestones, we may owe up to $4.6 million, $6.4 million, and $5.0 million in twelve months ended March 31, 2006, 2007 and 2008, respectively.

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

Under the September 2004 Royalty Stream Purchase Agreement with PPD, as described above, if PPD does not receive at least $2.5 million in royalties from SinuNase under this agreement by 2009, then PPD has the right to terminate the agreement. In the event of such a termination, we will be required to refund up to the $2.5 million which PPD paid to us upon the execution of the agreement in consideration of the future royalty rights, offset by any amounts paid to the date of termination. As of March 31, 2006, we had paid $0.1 million to PPD.

Under the promissory note that we issued to Biovest in connection with our June 2003 investment agreement with Biovest, a total of $15.0 million became payable to Biovest on various dates through June 2007. In August 2004, we entered into an amendment of the investment agreement under which we agreed to use reasonable efforts to make advances to Biovest under the note prior to the due date of the payments thereunder. We completed funding of our commitment under the note by December 31, 2005, and have advanced approximately $8.2 million in additional funds subsequent to completing the funding of that note.

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

ITEM 1. LEGAL PROCEEDINGS –

Except for the following, we are not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings, that could cause a material adverse impact on our business, assets, or results of operations:

In October 2002, our subsidiary, AccentRx, Inc, acquired the assets and certain liabilities of American Prescription Providers, Inc. and American Prescription Providers of New York, Inc., collectively referred to as APP, which at the time of purchase operated a mail-order specialty pharmacy focused on filling prescriptions for AIDS patients and organ transplants. Commencing in late 1998, Dr. Francis E. O’Donnell (our Chairman and Chief Executive Officer) was the Chairman of the Board of APP, Dr. Dennis L. Ryll (a director of our company) was a director of APP, and McKesson Corporation was APP’s principal lender. Also beginning in late 1998, The Hopkins Capital Group, LLC, an entity in which Dr. O’Donnell is the manager, and MOAB Investments, LP, an entity in which Dr. Ryll is a limited partner, were principal stockholders of APP. Following the purchase of APP’s assets, AccentRx operated the mail-order business until it sold the assets of this business in December 2003 to a third-party in an arm’s length transaction. All of the sale proceeds from the disposition of this business were used to pay debts of AccentRx, including reducing the outstanding balance of the McKesson loan. After the sale of the APP assets, AccentRx ceased to engage in business, and AccentRx currently has nominal assets.

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

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 13, 2006, in connection with a modification of our credit facility with Laurus Master Fund, Ltd., we granted to Laurus an additional warrant to purchase up to 62,000 shares of our common stock at an exercise price of $0.01 per share. We claimed exemption from registration for this transaction under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D. The grant of this warrant and the offer of the underlying shares did not involve any public offering, was made without general solicitation or advertising, and Laurus was an accredited investor with access to all relevant information necessary to evaluate the investment and represented to us that the warrant and underlying shares were being acquired for investment.

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

Subsequent to our IPO and as of March 31, 2006, we had used the net proceeds of our IPO as follows:

(a) $1.3 million to fund milestone and similar product-related payments to our development partners in our specialty pharmaceuticals business for the acquisition on maintenance of product rights.

(b) $3.2 million to fund debt reductions as part of a plan to restructure existing debt in order to facilitate future financings. The restructuring plan included: (i) establishing a new credit facility with Missouri State Bank under which we borrowed $4.0 million; (ii) $2.0 million reduction in outstanding principal due under our credit agreement with Harbinger Mezzanine Partners and (iii) $5.2 million reduction in our outstanding debt to McKesson Corporation. While not a specified use of our IPO proceeds as described in our prospectus for the IPO, we elected to make the debt reductions because of the availability of a new credit facility with Missouri State Bank and because we believe the restructure plan will facilitate future debt and equity financing.

(c) $4.5 million to fund inter-company demand loans made to our subsidiary, Biovest, for its working capital, development and clinical trial activities. We anticipated that Biovest would have access to financing and accordingly we did not plan to use IPO proceeds to fund Biovest beyond the commitment in the Investment Agreement. While not specifically separately identified as a use of IPO proceeds in our prospectus for the IPO, we elected to fund these inter-company demand loans because of the continuing positive nature of the follow-up data from the Phase 2 clinical trial of BiovaxID, the continued progress in developing the AutovaxID automated production instrument. We anticipate that we will call these demand loans if Biovest completes an adequate debt or equity financing.

(d)	$4.6 million to fund our additional working capital and general corporate purposes

Options Exercised

In the six months ended March 31, 2006, 11,958 common stock options were exercised.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q:

Number		Description of Document

10.1	-	Note and Warrant Purchase Agreement, dated March 31, 2006, between Biovest International, Inc. (“Biovest”) and Laurus Master Fund, Ltd. (“Laurus”). (1)

10.2	-	Secured Promissory Note, dated March 31, 2006, issued by Biovest to Laurus. (1)

10.3	-	Common Stock Purchase Warrant, dated March 31, 2006, issued by Biovest to Laurus. (1)

10.4	-	Restricted Account Agreement, dated March 31, 2006, among Biovest, Laurus, and North Fork Bank. (1)

10.5	-	Restricted Account Letter Agreement, dated March 31, 2006, between Biovest and Laurus. (1)

10.6	-	Registration Rights Agreement, dated March 31, 2006, between Biovest and Laurus. (1)

10.7	-	Master Security Agreement, dated March 31, 2006, among Laurus, Biovest, and Biovax, Inc. (1)

10.8	-	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia Biopharmaceuticals, Inc. (“Accentia”). (1)

10.9	-	Guaranty, dated March 31, 2006, made by Accentia in favor of Laurus. (1)

10.10	-	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia and each other Pledgor party thereto. (2)

10.11	-	Demand Note, dated April 25, 2006, issued by Biovest to Laurus. (2)

10.12	-	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia. (2)

10.13	-	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, Inc. (“Biovax”), Biovest and Accentia. (2)

10.14	-	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”). (2)

10.15	-	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender. (2)

10.16	-	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE. (2)

10.17	-	Convertible Loan Agreement, dated as of April 25, 2006, by and among Biovax, Telesis CDE and Biovest. (2)

10.18	-

Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), Biovest and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE. (2)

10.19	-	Limited Liability Company Agreement of Biolender, LLC, dated April 25, 2006, between Biovest and Accentia. (2)

10.20	-	Put Option Agreement dated April 25, 2006, between Biovax IC, Leverage Fund, USBCIC and Biolender. (2)

10.21	-	Purchase Option Agreement dated April 25, 2006, between Biovax IC, Leverage Fund, USBCIC and Biolender. (2)

10.22	-	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Telesis CDE. (2)

10.23	-	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE. (2)

10.24	-	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC. (2)

10.25	-	Asset Purchase Agreement dated April 18, 2006 between Biovest and Biovax. (2)

10.26	-	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and Biovest. (2)

10.27	-	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Dennis Ryll. (2)

10.28	-	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Steven Stogel. (2)

10.29	-	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Donald Ferguson. (2)

10.30	-	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Ronald Osman. (2)

10.31	-	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Francis O’Donnell. (2)

Number		Description of Document
31.1	-	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	-	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

99.1	-	Press Release dated May 15, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2006

(1)	Incorporated by reference as attached to the Company’s Current Report on Form 8-K dated April 6, 2006

(2)	Incorporated by reference as attached to the Company’s Current Report on Form 8-K dated May 2, 2006

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated March 2, 2006

Current Report on Form 8-K dated April 6, 2006

Current Report on Form 8-K dated April 12, 2006

Current Report on Form 8-K dated May 2, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ACCENTIA BIOPHARMACEUTICALS, INC. (Registrant)

Date: May 15, 2006	/s/ Francis E. O’Donnell, Jr., MD
Francis E. O’Donnell, Jr., MD Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	/s/ Alan M. Pearce
Alan M. Pearce Chief Financial Officer (Principal Financial and Accounting Officer)