Form 10-K/A
period 2005-09-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2006-05-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Purpose of Amendment

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to restate the Company’s consolidated condensed financial statements for the year ended September 30, 2005 (the “Financial Statements”) and to modify the related disclosures. Please see Note 20 to the Financial Statements included in the amended Form 10-K/A. The restatement arose from the Company’s determination that it had not accounted for the derivative financial instruments associated with the Convertible Secured Note entered into in April, 2005 as derivatives, although the Company believes that it had accounted for these financial instruments in accordance with generally accepted accounting principles and industry standards at that time. The Company has determined that the fair value of the derivatives should have been initially recorded as a liability, with any changes in the fair value of the derivatives between reporting dates as a derivative loss or gain, as appropriate. In addition, certain debt extinguishment losses have been recognized which result, in part, from derivative financial instruments. This Amendment No. 1 reflects this accounting.

This amended Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Form 10-K, except as required to reflect the effects of the restatement as described in Note 20 to the Financial Statements included in the amended Form 10-K/A. Additionally, this amended Form 10-K/A, except for the restatement information, speaks as of the filing date of the original Form 10-K and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-K/A and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

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

With respect to our product candidates, we have focused primarily on developing and preparing for the regulatory approval process for SinuNase, the patented therapy for CRS that we license from Mayo Foundation and conducting clinical trials and seeking regulatory approval for BiovaxID, a patient-specific vaccine for treating indolent follicular NHL. With respect to SinuNase, we have paid $1 million in up-front royalties on this product. To date, we have received only limited revenues in connection with sublicensing fees from pharmacies for using the patented therapy for CRS to compound patient-specific antifungal nasal products. We have generated no revenues to date from the commercial sale of BiovaxID and must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of this vaccine. Our net loss for the fiscal years ended September 30, 2005 and 2004 was $44.7 million and $23.2 million, respectively. , As of September 30, 2005, we had an accumulated deficit of $118.1 million. We expect to continue to incur significant operating expenses and capital expenditures as we:

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

	Years ended September 30,			From inception (April 3, 2002) through September 30,	Years ended September 30,
					Pro forma	Predecessor
	2005	2004	2003	2002	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$25,195	$25,936	$9,908	$2,761	$5,610	$2,440	$6,035
Cost of sales	8,234	8,814	2,936	544	1,607	972	2,290

Gross margin	16,961	17,122	6,972	2,217	4,003	1,468	3,745
Operating expenses:
Research and development	9,589	4,210	6,112	—	—	—	—
Research and development, related party	1,319	1,309	—	—	—	—	—
Sales and marketing	15,164	12,015	4,366	—	—	—	—
General and administrative	20,657	16,729	8,868	2,027	3,140	1,304	1,560
Royalties	1,717	387	—	—	—	—	—
Impairment charges	358	360	—	—	—	—	—
Stock-based compensation	427	292	—	—	—	—	—
Other operating expense, related party	—	2,500	—	—	—	—	—

Total operating expenses	49,233	37,802	19,346	2,027	3,140	1,304	1,560

Operating income (loss)	(32,272)	(20,680)	(12,374)	190	863	164	2,185
Other income (expense):
Interest (expense) income, net	(1,697)	(1,241)	(230)	(19)	(12)	16	83
Interest (expense) income, net, related party	(2,120)	(1,485)	(338)	—	—	—	—
Settlement expense	—	—	(1,563)	—	—	—	—
Loss on extinguishment of debt	(4,808)	—	—	—	—	—	—
Loss on extinguishment of debt, related party	(2,362)	—	—	—	—	—	—
Derivative loss	(1,141)	—	—	—	—	—	—
Other income (expense)	(56)	78	—	—	—	—	—

Net income (loss) from continuing operations before income taxes	(44,456)	(23,328)	(14,505)	171	851	180	2,268
Income tax benefit (expense)	—	—	180	(180)	(436)	—	—

Net income (loss) from continuing operations	(44,456)	(23,328)	(14,325)	(9)	415	180	2,268
Discontinued operations:
Gain on sale of discontinued operations, net of income tax expense	—	1,618	—	—	—	—	—
Loss from discontinued operations, net of income tax benefit	(430)	(1,516)	(2,347)	(9,185)	(9,185)	—	—
Absorption of prior losses against minority interest	150	—	—	—	—	—	—

Net income (loss)	(44,736)	(23,226)	(16,672)	(9,194)	(8,770)	180	2,268
Preferred stock dividends	(5,552)	(5,262)	—	—	—	—	—

Income (loss) attributable to common stockholders	$(50,288)	$(28,488)	$(16,672)	$(9,194)	$(8,770)	$180	$2,268

Weighted average shares outstanding, basic and diluted (1)	5,147	4,876	4,729	4,876	4,876	1,000	1,000
Per share amounts, basic and diluted (1) :
Net Income (loss) per common share for:
Continuing operations and minority interest	$(9.69)	$(5.86)	$(3.01)	$—	$0.08	$180	$2,268
Discontinued operations	(0.08)	0.02	(0.51)	(1.89)	(1.87)	—	—

Net Income (loss) attributable to common stockholders	$(9.77)	$(5.84)	$(3.52)	$(1.89)	$(1.79)	$180	$2,268

(1)	See Note 1 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share and number of shares used in computing historical basic and diluted net loss per share.
(2)	There were no cash dividends to common shareholders in the years ended September, 2005, 2004, 2003, 2002 and 2001.

	September 30,
	2005	2004(1)	2003(1)	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,763	$1,905	$2,937	$569	$624
Working capital	(40,623)	(31,462)	(23,104)	(88)	1,304
Total assets	36,680	28,133	23,387	6,891	1,824
Total liabilities	66,032	49,093	40,266	2,643	464
Total stockholders’ equity (deficit)	(29,352)	(20,960)	(16,880)	(2,851)	1,360
Long-term obligations	15,319	9,976	7,654	—	969

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

Interest Expense, net. In the twelve month periods ended September 30, 2005, our net interest expense was $3.8 million, an increase of $1.1 million over the year ended September 30, 2004. The increase was due primarily to interest relating to the Laurus funding in April 2005 and August 2005. Interest income in both years was nominal.

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

Derivative loss. Derivative loss was $1.1 million for the year ended September 30, 2005 as compared to no derivative loss for the year ended September 30, 2004. This increase was due to the Laurus financing arrangement that commenced in the quarter ended June 30, 2005.

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

Cash Flows for the Year Ended September 30, 2005

For the year ended September 30, 2005, we used $33.0 million in cash to fund our operating activities. This consisted primarily of a net loss of $44.7 million, reduced by non-cash charges of approximately $0.7 million of depreciation, $2.5 million in amortization of intangibles, and $0.4 million of stock-based compensation. We also had non-cash charges of $7.2 million in loss on the extinguishment of debt. We also had $0.4 million in impairment charges due to the termination of the SRL agreement.

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

Our net working capital deficit at September 30, 2005 increased from September 30, 2004 by $9.2 million to $40.6 million, which was attributed largely to fiscal 2005 losses which were funded through debt and equity proceeds and refinancing of certain short-term debt to long-term.

The amount of our net working capital, which had a deficit of $40.6 million at September 30, 2005, will continue to be affected by our accounts receivable, and we expect that our accounts receivable will grow in connection with an anticipated growth in revenues from sales of products in our Specialty Pharmaceuticals segment. At September 30, 2005, our net accounts receivable was $4.4 million, an increase of $2.0 million from September 30, 2004.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred cumulative net losses of approximately $84.6 million during the three years ended September 30, 2005, $20.8 million of which was attributable to its 81% owned subsidiary, and, as of that date, had a working capital deficiency of approximately $40.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ AIDMAN, P ISER & COMPANY, P.A.

Tampa, Florida

December 1, 2005, except for Note 2, for which the date is December 29, 2005 and Note 20, for which the date is May 11, 2006.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	Restated 2005	2004	Restated Pro Forma 2005
			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,763,452	$1,904,938	$16,869,452
Accounts receivable:
Trade, net of allowance for doubtful accounts of $345,458 and $150,000 at September 2005 and 2004, respectively	3,715,488	2,394,453	3,715,488
Stockholder	676,752	784,082	676,752
Inventories	1,013,896	1,337,757	1,013,896
Inventory deposits	844,740	—	844,740
Unbilled receivables	690,886	783,973	690,886
Prepaid expenses and other current assets	385,241	450,369	385,241

Total current assets	10,090,455	7,655,572	24,196,455

Goodwill	1,193,437	1,193,437	1,193,437
Other intangible assets:
Product rights	21,216,334	14,603,640	21,216,334
Non-compete agreements	2,104,000	2,104,000	2,104,000
Trademarks	1,631,474	1,629,433	1,631,474
Purchased customer relationships	1,268,950	1,268,950	1,268,950
Other intangible assets	648,040	645,029	648,040
Accumulated amortization	(5,631,122)	(3,324,275)	(5,631,122)

Total other intangible assets	21,237,676	16,926,777	21,237,676

Furniture, equipment and leasehold improvements, net	1,775,819	2,007,986	1,775,819
Inventories	—	289,000	—
Deferred offering costs	821,573	—	—
Other assets	1,561,633	59,862	1,561,633

	$36,680,593	$28,132,634	$49,965,020

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	September 30,
	Restated 2005	2004	Restated Pro Forma 2005
			(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related party	$7,414,742	$12,361,909	$7,414,742
Other	8,888,847	26,893	8,888,847
Lines of credit	5,052,604	3,272,587	5,052,604
Accounts payable (including related party of $346,423 at September 30, 2005)	5,519,626	6,650,103	5,519,626
Accrued expenses (including related party accrued interest of $147,983 and $376,481 at September 2005 and 2004, respectively)	6,899,882	6,143,283	6,899,882
Unearned revenues	863,096	1,291,151	863,096
Product development obligations (including $200,000 and $1,000,000 due to related party at September 30, 2005 and 2004, respectively)	500,000	4,391,750	500,000
Dividends payable	575,447	288,662	575,447
Due to employees	17,839	113,981	17,839
Stockholder advances and notes	350,000	750,000	350,000
Customer deposits	828,050	826,855	828,050
Deposits, related party	3,000,000	3,000,000	3,000,000
Derivative liability	10,802,825	—	10,802,825

Total current liabilities	50,712,958	39,117,174	50,712,958

Long-term debt, net of current maturities:
Related party	3,661,917	—	3,661,917
Other	4,902,666	5,280,944	4,902,666
Notes payable, stockholders	—	2,194,693	—
Line of credit, related party	4,180,000	—	4,180,000
Other liabilities, related party	2,574,865	2,500,000	2,574,865

Total liabilities	66,032,406	49,092,811	66,032,406

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	September 30,
	Restated 2005	2004	Restated Pro Forma 2005
			(Unaudited)
Commitments and contingencies (Notes 10, 16 and 17)	—	—	—

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 5,170,421 and 4,876,328 shares issued and outstanding at September 30, 2005, and 2004, respectively. 28,481,329 Pro Forma outstanding shares at September 30, 2005	5,170	10,265	28,481

Preferred stock, Series A, $1.00 par value; 10,000,000 shares authorized; 2,937,013 and 1,939,483 shares issued and outstanding at September 30, 2005, and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	6,183,000	4,083,000	—

Preferred stock, Series B, $1.00 par value; 30,000,000 shares authorized; 3,895,888 and 3,835,390 shares issued and outstanding at September 30, 2005, and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	239,919	80,742	—

Preferred stock, Series C, $1.00 par value; 10,000,000 shares authorized; 3,562,607 shares issued and outstanding at September 30, 2005, and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	7,500,000	7,500,000	—

Preferred stock, Series D, $1.00 par value; 15,000,000 shares authorized; 4,672,482 and 4,616,451 shares issued and outstanding at September 30, 2005 and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	219,769	105,411	—

Preferred stock, Series E, $1.00 par value; 60,000,000 shares authorized; 20,506,178 and 6,858,731 shares issued and outstanding at September 30, 2005 and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	49,789,554	14,439,000	—

Additional paid-in capital	24,851,870	20,674,003	102,045,228
Accumulated deficit	(118,141,095)	(67,852,598)	(118,141,095)

Total stockholders’ deficit	(29,351,813)	(20,960,177)	(16,067,386)

	$36,680,593	$28,132,634	$49,965,020

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ending September 30,
	2005	2004	2003
Net Sales
Products	$10,882,685	$10,528,756	$4,160,374
Services	10,460,011	11,632,343	4,697,048
Related party, products	3,766,586	3,774,521	1,050,369
Related party, services	85,500	—	—

Total net sales	25,194,782	25,935,620	9,907,791
Cost of sales:
Products	4,479,395	3,852,880	1,332,478
Services	3,753,930	4,960,710	1,603,533

Total cost of sales (exclusive of amortization of acquired product rights)	8,233,325	8,813,590	2,936,011

Gross margin	16,961,457	17,122,030	6,971,780
Operating expenses:
Research and development	9,588,677	4,210,058	6,111,952
Research and development, related party	1,319,185	1,309,100	—
Sales and marketing	15,164,067	12,015,044	4,366,228
General and administrative	20,658,808	16,728,873	8,868,076
Royalties	1,717,291	387,130	—
Impairment charges	357,931	359,445	—
Stock-based compensation, general and administrative	427,380	292,346	—
Other operating expense, related party	—	2,500,000	—

Total operating expenses	49,233,339	37,801,996	19,346,256

Operating loss	(32,271,882)	(20,679,966)	(12,374,476)
Other income (expense):
Interest expense, net	(1,696,964)	(1,240,906)	(230,205)
Interest expense, net, related party	(2,119,621)	(1,485,616)	(337,500)
Settlement expense	—	—	(1,562,850)
Loss on extinguishment of debt	(4,808,782)	—	—
Loss on extinguishment of debt, related party	(2,361,894)	—	—
Other income (expense)	(56,384)	78,164	—
Derivative loss	(1,140,732)	—	—

Loss from continuing operations before income taxes	(44,456,259)	(23,328,324)	(14,505,031)
Income tax benefit	—	—	180,000

Net loss from continuing operations	(44,456,259)	(23,328,324)	(14,325,031)
Discontinued operations:
Gain on sale of discontinued operations, net of $0 income tax expense	—	1,618,400	—
Loss from discontinued operations, net of $0 income tax benefit	(430,110)	(1,516,017)	(2,346,912)
Absorption of prior losses against minority interest	150,000	—	—

Net loss	(44,736,369)	(23,225,941)	(16,671,943)
Constructive preferred stock dividend	(4,949,031)	(4,906,612)	—
Preferred stock dividends, other	(603,097)	(355,367)	—

Loss attributable to common stockholders	$(50,288,497)	$(28,487,920)	$(16,671,943)

Weighted average shares outstanding, basic and diluted	5,147,222	4,875,683	4,728,718
Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share for:
Continuing operations and minority interest	$(9.69)	$(5.86)	$(3.01)
Discontinued operations	(0.08)	0.02	(0.51)
Loss attributable to common stockholders	$(9.77)	$(5.84)	$(3.52)

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, October 1, 2002	4,875,641	$10,264	8,086,768	$9,030,742	$10,800,745	$(22,692,425)	$(2,850,674)
Issuance of preferred stock for acquisition of TEAMM Pharmaceuticals, Inc.	—	—	4,612,504	97,102	—	—	97,102
Issuance of preferred stock for cash	—	—	609,443	1,283,000	—	—	1,283,000
Stock-based compensation	—	—	—	—	1,262,948		1,262,948
Net loss for the year	—	—	—	—	—	(16,671,943)	(16,671,943)

Balances, September 30, 2003	4,875,641	10,264	13,308,715	10,410,844	12,063,693	(39,364,368)	(16,879,567)
Issuance of preferred stock for cash	—	—	7,500,000	15,789,000	—	—	15,789,000
Exercise of stock options and warrants	687	1	3,947	8,309	(3,434)	—	4,876
Series E preferred stock dividends	—	—	—	—	4,906,612	(5,262,289)	(355,677)
Stock-based compensation	—	—	—	—	3,707,132	—	3,707,132
Net loss for the year	—	—	—	—	—	(23,225,941)	(23,225,941)

Balances, September 30, 2004	4,876,328	10,265	20,812,662	26,208,153	20,674,003	(67,852,598)	(20,960,177)
Issuances of common stock for cash	294,093	611	—	—	617,567	—	618,178
Issuance of preferred stock for cash	—	—	12,220,367	25,754,535	(100,297)	—	25,654,238
Issuance of preferred stock in exchange for debt	—	—	1,401,105	5,311,954	—	—	5,311,954
Issuance of preferred stock in payment of licensing rights	—	—	1,140,034	6,657,600	—	—	6,657,600
Issuance of warrants for product rights	—	—	—	—	200,000	—	200,000
Stock-based compensation	—	—	—	—	434,583	—	434,583
Repurchase of preferred stock warrants	—	—	—	—	(2,000,000)	—	(2,000,000)
Preferred stock dividends	—	—	—	—	4,949,031	(5,552,128)	(603,097)
Net loss for the period	—	—	—	—	—	(44,736,369)	(44,736,369)
Reclassification of derivative liability to equity	—	—	—	—	71,277	—	71,277
Effect of 1-for-2.1052 reverse stock split	—	(5,706)	—	—	5,706	—	—

Balances, September 30, 2005	5,170,421	$5,170	35,574,168	$63,932,242	$24,851,870	$(118,141,095)	$(29,351,813)

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	Restated 2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(44,736,369)	$(23,225,941)	$(16,671,943)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	705,959	593,256	310,800
Amortization	2,448,916	1,969,779	1,074,246
Stock-based cost of disposal of business	—	2,581,600	—
Stock-based compensation	434,583	683,236	781,650
Accretion of debt discounts	1,181,952	—	20,054
Derivative loss	1,140,732	—	—
Other non-cash charges	(69,600)	95,350	(8,375)
Loss on extinguishment of debt	7,170,676	—	—
In-process research and development costs acquired	—	—	5,040,853
Impairment charges	357,931	359,445	—
Default interest charged	—	748,149	558,040
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,153,984)	1,625,247	1,522,324
Inventories	265,159	293,356	455,183
Inventory deposits	(844,740)	—	—
Unbilled receivables	(46,405)	(474,891)	231,010
Prepaid expenses and other current assets	33,059	270,880	(196,848)
Other assets	(268,567)	(13,078)	40,194
Accounts payable	(1,147,670)	(1,650,915)	5,221,387
Accrued expenses	1,996,248	(3,546,190)	(3,053,756)
Unearned revenues	(428,055)	405,497	(498,214)
Due to affiliate	—	113,981	(355,896)
Customer deposits	(32,048)	633,317	(187,462)

Net cash flows from operating activities	(32,992,223)	(18,537,922)	(5,716,753)

Cash flows from investing activities:
Cash paid in business acquisition	—	(600,874)	—
Cash received in business acquisition	—	—	2,464,796
Proceeds from restricted cash	—	1,270,823	736,283
Acquisition of furniture, equipment, and leasehold improvements	(478,743)	(784,524)	(161,542)
Cash paid for acquisition of product rights and other intangibles	(4,600,593)	(2,940,345)	(575,099)

Net cash flows from investing activities	(5,079,336)	(3,054,920)	2,464,438

Cash flows from financing activities:
Deferred offering costs	(821,573)	—	—
Payments on notes payable and long-term debt	(2,268,616)	(5,250,004)	(1,654,715)
Proceeds from deposits and other liabilities	—	5,500,000	—
Proceeds from issuance of common stock	618,178	1	—
Proceeds from issuance of preferred stock	25,654,178	15,793,874	1,283,000
Payment of Series E preferred stock dividends	(316,311)	(67,015)	—
Proceeds from related party borrowings	4,180,000	2,943,299	600,000
Proceeds from convertible debentures	10,000,000	—	—
Proceeds from long-term debt	—	524,531	4,120,794
Repayment of amounts due to stockholders	—	(885,418)	—
Proceeds from line of credit, net	1,734,217	3,272,587	—
Proceeds from minority interest investment	150,000	—	—

Net cash flows from financing activities	38,930,073	21,831,855	4,349,079

Net change in cash and cash equivalents	858,514	239,013	1,096,764
Cash and cash equivalents at beginning of period	1,904,938	1,665,925	569,161

Cash and cash equivalents at end of period	$2,763,452	$1,904,938	$1,665,925

Supplemental cash flow information:
Cash paid for:
Interest	$3,424,730	$1,258,149	$110,349
Income taxes	—	—	—

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

The following table sets forth the calculations of basic and diluted net loss per share:

	September 30,
	Restated 2005	2004	2003
Numerator:
Net loss applicable to common stockholders	$(50,288,497)	$(28,487,920)	$(16,671,943)
Denominator:
For basic loss per share—weighted average shares	5,147,222	4,875,683	4,728,718
Effect of dilutive securities	—	—	—

Weighted average shares for dilutive loss per share	5,147,222	4,875,683	4,728,718

Net loss per share applicable to common stockholders, basic and dilutive	$(9.77)	$(5.84)	$(3.52)

EPS effect of preferred dividends	$(1.08)	$(2.16)	$—

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

2. Liquidity and management’s plans

The accompanying financial statements have been prepared on a going concern basis, which assumes Accentia will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $86.6 million and used cash from operations of $57.2 million during the three years ended September 30, 2005, and has a working capital deficit of $40.6 million at September 30, 2005. The Company projects operating deficits for fiscal 2006 before consideration of potential funding sources for this same period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Funding to date of the Company’s working capital requirements has resulted principally from the issuance of common and preferred stock and proceeds from debt.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005, 2004 AND 2003

2. Liquidity and management’s plans (continued):

A breakdown of the losses between Accentia and Biovest is as follows:

	(in millions)
	2005	2004	2003
Accentia	$33.2	$14.2	$16.4
Biovest	$11.5	$9.0	$0.3

Consolidated	$44.7	$23.2	$16.7

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005, 2004 AND 2003

7. Furniture, equipment and leasehold improvements

Furniture, equipment and leasehold improvements consist of the following:

	September 30,
	2005	2004
Furniture	$253,130	$378,389
Office and laboratory equipment	2,737,291	2,629,882
Leasehold improvements	791,687	551,085

	3,782,108	3,559,356
Less: accumulated depreciation and amortization	(2,006,289)	(1,551,370)

	$1,775,819	$2,007,986

8. Lines of credit

Lines of credit consists of the following:

	September 30,
	2005	2004
Promissory note, interest at 3%; matured November 2004; secured by stockholder certificate of deposit	$—	$250,000
Revolving credit agreement, interest at prime plus 1% (5.5% at September 30, 2004); repaid 2005; secured by Company’s accounts receivable; personal guaranty of major stockholder	—	2,999,500
Convertible secured revolving note due to Laurus Master Fund, Ltd., interest at prime plus 2% (8.75% at September 30, 2005); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.95 per share (See Note 9)	5,052,604	—
Bridge note, interest at 4.25%, unsecured matures August 2007 or completion of a debt or equity financing resulting in more than $35.0 million in net proceeds (a)	4,180,000
Other	—	23,087

	$9,232,604	$3,272,587
Less current maturities	5,052,604	3,272,587

	$4,180,000	$0

(a)	The Company borrowed an aggregate of $0.6 million in the form of a bridge loan from The Hopkins Capital Group II, LLC, otherwise referred to as Hopkins II. This June 2005 bridge loan was evidenced by an unsecured interest-free promissory note that was due on the earlier of August 31, 2005 or the closing of an initial public offering by the Company (imputed interest was nominal). From July 1, 2005 through August 16, 2005, additional advances in the amount of $3.6 million were made by Hopkins II under this loan to the Company.

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

9. Long-term debt

Long-term debt consists of the following:

	September 30,
	2005	2004
Related party:
Convertible term loan due to McKesson, a holder of shares of preferred stock and major supplier, payable at 10% contract rate plus 5% default rate; due upon closing of IPO(a)(e)	$3,900,000	$3,900,000
Revolving line of credit, due to McKesson, interest payable monthly at 10% contract rate plus 5% default rate (e)	2,095,414	2,190,703
Interest on McKesson loans	—	1,306,189
Notes payable, former Biovest management, interest at 7%; due in June 2006; working capital loans due in fiscal 2006; bridge financing due in fiscal year 2006; and other notes due in installments through 2006(c)	4,439,328	4,538,000
Long-term accrued interest (c)	641,917	427,017

	11,076,659	12,361,909
Less current maturities	(7,414,742)	(12,361,909)

	$3,661,917	$—

Other:
Convertible term note due to Laurus Master Fund, LTD., interest payable monthly at prime rate plus 4%; due April 2008(f)	$6,496,127	$—
Note payable, Harbinger Mezzanine Partners, LP, (a holder of shares of our preferred stock), net of discount; secured by receivables, equipment, inventories and intangible assets of TEAMM; interest payable monthly at 13.5%; $7.0 million principal balance matures June 2006. The loan agreement contains covenants including fixed charge coverage and minimum EBITDA; compliance with the covenants has been waived until December 31, 2005(b)(g)	6,589,854	4,169,945
Legal settlement obligation. Repaid in 2005	—	146,985
Notes payable, Biovest bridge financing, due in 2006	100,000	100,000
Notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2006(d)	175,469	300,000
Note payable, bank. Repaid in 2005.	—	253,947
Other	119,050	138,150
Long term accrued interest(c)	311,013	198,810

	13,791,513	5,307,837
Less current maturities	(8,888,847)	(26,893)

	$4,902,666	$5,280,944

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005, 2004 AND 2003

Footnotes to long-term debt

(a)	The terms of this note, among other things, restrict additional borrowings by the Company and require the Company to maintain certain minimum current ratios and funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and funded debt to capital levels, as defined.
(b)	Discounts on long-term debt include the value of warrants issued in conjunction with long-term debt and are accreted over the life of the related debt.
(c)	No payment of interest due until maturity (2006-2007). Collateralized by certain assets of Biovest; convertible at the option of the holder into Biovest common stock (at $0.50 per share) or Accentia common stock (at either discounts ranging from zero to $1.60 of the $8 IPO offering price. $5.0 million was subsequently converted to equity.
(d)	Notes are convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, exercisable through September 2007.
(e)	Subsequent to September 30, 2005, loan paid down to $0.8 million, which is due July 2006.
(f)	Note is convertible into shares of common stock at $6.95 per share, exercisable through April 2008; however, conversion of the term loan is contingent upon completion of an effective Registration Statement. See Laurus Master Funds, Ltd section below per discussion of terms.
(g)	On March 25, 2005 the loan agreement was amended to provide for a guarantee from the parent, Accentia Biopharmaceuticals, Inc. and a release of the first lien against the assets of TEAMM in order to provide a first lien to Missouri State Bank, the provider of our revolving credit facility in addition to certain other concessions. Concurrent with the March 2005 amendment, the Company also purchased the Stock Purchase Warrant from Harbinger for $2.0 million through an increase in the note balance from $5.0 to $7.0 million. Subsequent to September 30, 2005, the loan was paid down by $2.0 million.

Future maturities of long-term debt are as follows as of September 30, 2005:

Years ending September 30,
2006	$11,576,516
2007	3,870,984
2008	2,258,032

$17,705,532
Less unamortized discount	3,914,019

13,791,513

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

Application of the accounting standards as described in accounting policies resulted in the following:

Principal balance of notes	$15,000,000
Less reduction for:
Fair value of beneficial conversion of options	(4,413,514)
Fair value of warrants	(3,989,610)

Recorded at closing	6,596,876
Accretion of discount (interest expense) through September 30, 2005 using effective interest method	409,356
Loss on extinguishment of debt	4,808,782
Debt payments	(266,283)

Carrying value at September 30, 2005	$11,548,731

As presented on balance sheet:
Current maturities of long term debt - other	$1,612,910
Lines of credit - current	5,052,604
Long-term debt, net of current maturities - other	4,883,217

$11,548,731

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

Segment information for the year ended September 30, 2005 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$3,956,467	$10,692,804	$14,649,271
Services	10,545,511	—	10,545,511

Total net sales	14,501,978	10,692,804	25,194,782

Cost of sales:
Products	2,202,752	2,276,643	4,479,395
Services	3,753,930	—	3,753,930

Total cost of sales	5,956,682	2,276,643	8,233,325

Gross margin	8,545,296	8,416,161	16,961,457

Sales and marketing	1,858,789	13,305,278	15,164,067
Research and development	10,907,862	—	10,907,862
Total assets	23,631,924	13,048,669	36,680,593
Goodwill	1,193,437	—	1,193,437

Segment information for the year ended September 30, 2004 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$2,364,188	$11,939,089	$14,303,277
Services	11,632,343	—	11,632,343

Total net sales	13,996,531	11,939,089	25,935,620

Cost of sales:
Products	1,513,510	2,339,370	3,852,880
Services	4,960,710	—	4,960,710

Total cost of sales	6,474,220	2,339,370	8,813,590

Gross margin	7,522,311	9,599,719	17,122,030

Sales and marketing	1,479,461	10,535,583	12,015,044
Research and development	5,519,158	—	5,519,158
Total assets	14,375,796	13,756,838	28,132,634
Goodwill	1,193,437	—	1,193,437

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

	Domestic	International (Europe)	Total
Net sales	$22,584,668	$3,350,952	$25,935,620
Net loss	(22,765,858)	(460,083)	(23,225,941)
Total Assets	25,577,634	2,555,000	28,132,634
Goodwill	893,000	300,437	1,193,437

Segment information on a geographic basis for the year ended September 30, 2005 is as follows:

	Domestic	International (Europe)	Total
Net sales	$20,468,614	$4,726,168	$25,194,782
Net income (loss)	(45,195,115)	458,746	(44,736,369)
Total Assets	34,177,901	2,502,692	36,680,593
Goodwill	893,000	300,437	1,193,437

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

19. Quarterly financial data

	Quarter 1	Quarter 2	Restated Quarter 3	Restated Quarter 4
Net sales	$4,517,119	$7,575,192	$5,608,307	$7,494,164
Gross profit	2,302,788	5,402,034	3,664,055	5,592,580
Net income (loss)	(11,032,146)	(7,649,767)	9,919,840	(16,134,616)
Net loss per share available to common stockholders	($3.12)	($1.53)	($1.93)	($3.12)

20. Restatements of previously reported financial information:

During the third quarter of 2006, the Company reevaluated its accounting for the convertible note financing transactions discussed in Note 9. During the year ended September 30, 2005, the Company accounted for the freestanding warrants and embedded beneficial conversion option associated with the convertible notes as equity. During the third quarter of 2006, management determined that these derivatives should be recorded as liabilities at fair value and thereafter adjusted to fair value at each subsequent reporting period until certain conditions are met, at which time such derivative liabilities are reclassified as equity. As such, the audited year-end financial information as previously reported has been restated as follows:

[footnote continues on next page]

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005, 2004 AND 2003

	September 30, 2005			ProForma September 30, 2005
	Previously Reported (1)	Restatement (2)	Restated Total	Previously Reported (1)	Restatement (2)	Restated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,763,452		2,763,452	16,869,452		16,869,452
Accounts receivable:
Trade, net of allowance for doubtful accounts of $345,458 and $150,000 at September 2005 and 2004, respectively	3,715,488		3,715,488	3,715,488		3,715,488
Stockholder	676,752		676,752	676,752		676,752
Inventories	1,013,896		1,013,896	1,013,896		1,013,896
Inventory deposits	844,740		844,740	844,740		844,740
Unbilled receivables	690,886		690,886	690,886		690,886
Prepaid expenses and other current assets	385,241		385,241	385,241		385,241

Total current assets	10,090,455	0	10,090,455	24,196,455	0	24,196,455
Goodwill	1,193,437		1,193,437	1,193,437		1,193,437
Other intangible assets:
Product rights	21,216,334		21,216,334	21,216,334		21,216,334
Non-compete agreements	2,104,000		2,104,000	2,104,000		2,104,000
Trademarks	1,631,474		1,631,474	1,631,474		1,631,474
Purchased customer relationships	1,268,950		1,268,950	1,268,950		1,268,950
Other intangible assets	648,040		648,040	648,040		648,040
Accumulated amortization	(5,631,122)		(5,631,122)	(5,631,122)		(5,631,122)

Total other intangible assets	21,237,676	0	21,237,676	21,237,676	0	21,237,676
Furniture, equipment and leasehold improvements, net	1,775,819		1,775,819	1,775,819		1,775,819
Inventories
Deferred offering costs	821,573		821,573	0		0
Other assets	423,644	1,137,989	1,561,633	423,644	1,137,989	1,561,633

	$35,542,604	1,137,989	36,680,593	48,827,031	1,137,989	49,965,020

(1)	Source - Financial statements included in Form 10K.

(2)	Adjustment to recognize fair value of derivative financial instruments as liabilities (common stock warrants and beneficial conversion options previously accounted for as equity) and the subsequent adjustment of the fair value of such derivative liabilities to market at each subsequent reporting period. in addition, the restatement includes a loss on extinguishment of debt in accordance with EITF 96-19.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005, 2004 AND 2003

	September 30, 2005			ProForma September 30, 2005
	Previously Reported (1)	Restatement (2)	Restated Total	Previously Reported (1)	Restatement (2)	Restated Total
LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related party	$7,414,742		7,414,742	7,414,742	—	7,414,742
Other	9,998,372	(1,109,525)	8,888,847	9,998,372	(1,109,525)	8,888,847
Lines of credit	3,767,221	1,285,383	5,052,604	3,767,221	1,285,383	5,052,604
Accounts payable (including related party of $346,423 at September 30, 2005)	5,519,626		5,519,626	5,519,626	—	5,519,626
Accrued expenses (including related party accrued interest of $147,983 and $376,481 at September 2005 and 2004, respectively)	6,899,882		6,899,882	6,899,882	—	6,899,882
Unearned revenues	863,096		863,096	863,096	—	863,096
Product development obligations (including $200,000 and $1,000,000 due to related party at September 30, 2005 and 2004, respectively)	500,000		500,000	500,000	—	500,000
Dividends payable	575,447		575,447	575,447	—	575,447
Due to employees	17,839		17,839	17,839	—	17,839
Stockholder advances and notes	350,000		350,000	350,000	—	350,000
Customer deposits	828,050		828,050	828,050	—	828,050
Deposits, related party	3,000,000		3,000,000	3,000,000	—	3,000,000
Derivative liability	0	10,802,825	10,802,825	0	10,802,825	10,802,825

Total current liabilities	39,734,275	10,978,683	50,712,958	39,734,275	10,978,683	50,712,958
Long-term debt, net of current maturities:
Related party	3,661,917		3,661,917	3,661,917	—	3,661,917
Other	5,490,252	(587,586)	4,902,666	5,490,252	(587,586)	4,902,666
Notes payable, stockholders					—
Line of credit, related party	4,180,000		4,180,000	4,180,000	—	4,180,000
Other liabilities, related party	2,574,865		2,574,865	2,574,865	—	2,574,865

Total liabilities	55,641,309	10,391,097	66,032,406	55,641,309	10,391,097	66,032,406
Stockholders deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 5,170,421 and 4,876,328 shares issued and outstanding at September 30, 2005, and 2004, respectively. 28,481,329 Pro Forma outstanding shares at September 30,	5,170		5,170	28,481	—	28,481
Preferred stock, Series A, $1.00 par value; 10,000,000 shares authorized; 2,937,013 and 1,939,483 shares issued and outstanding at September 30, 2005, and 2004, respectively. No Pro Forma outstanding shares at September 30,	6,183,000		6,183,000	0	—	0
Preferred stock, Series B, $1.00 par value; 30,000,000 shares authorized; 3,895,888 and 3,835,390 shares issued and outstanding at September 30, 2005, and 2004, respectively. No Pro Forma outstanding shares at September 30,	239,919		239,919	0	—	0
Preferred stock, Series C, $1.00 par value; 10,000,000 shares authorized; 3,562,607 shares issued and outstanding at September 30, 2005, and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	7,500,000		7,500,000	0	—	0
Preferred stock, Series D, $1.00 par value; 15,000,000 shares authorized; 4,672,482 and 4,616,451 shares issued and outstanding at September 30, 2005 and 2004, respectively. No Pro Forma outstanding shares at September 30,	219,769		219,769	0	—	0
Preferred stock, Series E, $1.00 par value; 60,000,000 shares authorized; 20,506,178 and 6,858,731 shares issued and outstanding at September 30, 2005 and 2004, respectively. No Pro Forma outstanding shares at September 30,	49,789,554		49,789,554	0	—	0
Additional paid-in capital	28,744,833	(3,892,963)	24,851,870	105,938,191	(3,892,963)	102,045, 228
Accumulated deficit	(112,780,950)	(5,360,145)	(118,141,095)	(112,780,950)	(5,360,145)	(118,141,095)

Total stockholders deficit	(20,098,705)	(9,253,108)	(29,351,813)	(6,814,278)	(9,253,108)	(16,067,386)

	$35,542,604	1,137,989	36,680,593	48,827,031	1,137,989	49,965,020

(1)	Source - Financial statements included in Form 10K.

(2)	Adjustment to recognize fair value of derivative financial instruments as liabilities (common stock warrants and beneficial conversion options previously accounted for as equity) and the subsequent adjustment of the fair value of such derivative liabilities to market at each subsequent reporting period. in addition, the restatement includes a loss on extinguishment of debt in accordance with EITF 96-19.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005, 2004 AND 2003

	Years Ending September 30,
	2005 Previously Reported (1)	Restatement (2)	Restated Total
Net Sales
Products	$10,882,685		10,882,685
Services	10,460,011		10,460,011
Related party, products	3,766,586		3,766,586
Related party, services	85,500		85,500

Total net sales	25,194,782		25,194,782
Cost of sales:
Products	4,479,395		4,479,395
Services	3,753,930		3,753,930

Total cost of sales (exclusive of amortization of acquired product rights)	8,233,325		8,233,325
Gross margin	16,961,457		16,961,457
Operating expenses:
Research and development	9,588,677		9,588,677
Research and development, related party	1,319,185		1,319,185
Sales and marketing	15,164,067		15,164,067
General and administrative	20,658,808		20,658,808
Royalties	1,717,291		1,717,291
Impairment charges	357,931		357,931
Stock-based compensation, general and administrative	427,380		427,380
Other operating expense, related party	0		0

Total operating expenses	49,233,339		49,233,339
Operating loss	(32,271,882)		(32,271,882)
Other income (expense):
Interest expense, net	(2,286,333)	589,369	(1,696,964)
Interest expense, net, related party	(2,119,621)		(2,119,621)
Settlement expense	0		0
Loss on extinguishment of debt		(4,808,782)	(4,808,782)
Loss on extinguishment of debt, related party	(2,361,894)		(2,361,894)
Other income (expense)	(56,384)		(56,384)
Derivative gain (loss)	0	(1,140,732)	(1,140,732)

Loss from continuing operations before income taxes	(39,096,114)	(5,360,145)	(44,456,259)
Income tax benefit	0		0

Net loss from continuing operations	(39,096,114)	(5,360,145)	(44,456,259)
Discontinued operations:
Gain on sale of discontinued operations, net of $0 income tax expense
Loss from discontinued operations, net of $0 income tax benefit	(430,110)		(430,110)
Absorption of prior losses against minority interest	150,000		150,000

Net loss	(39,376,224)	(5,360,145)	(44,736,369)
Constructive preferred stock dividend	(4,949,031)		(4,949,031)
Preferred stock dividends, other	(603,097)		(603,097)

Loss attributable to common stockholders	$(44,928,352)	(5,360,145)	(50,288,497)

Weighted average shares outstanding, basic and diluted	5,147,222		5,147,222
Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share for:
Continuing operations and minority interest	$(8.65)		(9.69)
Discontinued operations	(0.08)		(0.08)
Loss attributable to common stockholders	$(8.73)		(9.77)

(1)	Source - Financial statements included in Form 10K.

(2)	Adjustment to recognize fair value of derivative financial instruments as liabilities (common stock warrants and beneficial conversion options previously accounted for as equity) and the subsequent adjustment of the fair value of such derivative liabilities to market at each subsequent reporting period. In addition, the restatement includes a loss on extinguishment of debt in accordance with EITF 96-19.

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

Date: May 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

	Signature	Title	Date
By:	/s/ Francis E. O’Donnell, Jr., M.D. Francis E. O’Donnell, Jr., M.D.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	May 15, 2006

By:	/s/ Alan M. Pearce Alan M. Pearce	Chief Financial Officer; Director (Principal Financial Officer and Principal Accounting Officer)	May 15, 2006

By:	/s/ Steven R. Arikian, M.D. Steven R. Arikian, M.D.	Director; President and Chief Operating Officer, Biopharmaceutical Products and Services	May 15, 2006

By:	/s/ Martin G. Baum Martin G. Baum	Director; President and Chief Operating Officer, Specialty Pharmaceuticals	May 15, 2006

By:	/s/ Dennis L. Ryll Dennis L. Ryll	Director	May 15, 2006

By:	/s/ David M. Schubert David M. Schubert	Director	May 15, 2006

By:	/s/ John P. Dubinsky John P. Dubinsky	Director	May 15, 2006

By:	/s/ Steven J. Stogel Steven J. Stogel	Director	May 15, 2006