Form 10-Q/A
period 2005-12-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2006-05-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

[Amendment No. 1]

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

Purpose of Amendment

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is to restate the Company’s consolidated condensed financial statements for the three and six months ended December 31, 2005 (the “Financial Statements”) and to modify the related disclosures. Please see Note 16 to the Financial Statements included in the amended Form 10-Q/A. The restatement arose from the Company’s determination that it had not accounted for the derivative financial instruments associated with the Convertible Secured Note entered into in April, 2005 as derivatives, although the Company believes that it had accounted for these financial instruments in accordance with generally accepted accounting principles and industry standards at that time. The Company has determined that the fair value of the derivatives should have been initially recorded as a liability, with any changes in the fair value of the derivatives between reporting dates as a derivative loss or gain, as appropriate. In addition, certain debt extinguishment losses have been recognized which result, in part, from derivative financial instruments. This Amendment No. 1 reflects this accounting.

This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q, except as required to reflect the effects of the restatement as described in Note 16 to the Financial Statements included in the amended Form 10-Q/A. Additionally, this amended Form 10-Q/A, except for the restatement information, speaks as of the filing date of the original Form 10-Q and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-Q/A and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Accentia Biopharmaceuticals, Inc.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Restated	Restated
	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,496,137	$2,763,452
Accounts receivable:
Trade, net of allowance for doubtful accounts of $345,458 and $150,000 at December 31, 2005 and September 30, 2005, respectively	4,271,850	3,715,488
Stockholder	806,539	676,752
Inventories	1,391,035	1,013,896
Inventory deposits	585,000	844,740
Unbilled receivables	740,644	690,886
Prepaid expenses and other current assets	615,502	385,241

Total current assets	13,906,707	10,090,455

Goodwill	1,193,437	1,193,437

Other intangible assets:
Product rights	21,781,334	21,216,334
Non-compete agreements	2,104,000	2,104,000
Trademarks	1,634,313	1,631,474
Purchased customer relationships	1,268,950	1,268,950
Other intangible assets	648,288	648,040
Accumulated amortization	(6,233,587)	(5,631,122)

Total other intangible assets	21,203,298	21,237,676

Furniture, equipment and leasehold improvements, net	1,815,664	1,775,819
Deferred offering costs	—	821,573
Other assets	1,618,535	1,561,633

	$39,737,641	$36,680,593

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	Restated	Restated
	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related party	$1,293,516	$7,414,742
Other	6,191,417	8,888,847
Lines of credit	5,360,625	5,052,604
Accounts payable (including related party of $303,020 at December 31, 2005 and $346,423 at September 30, 2005 respectively)	4,364,249	5,519,626
Accrued expenses (including related party accrued interest of $74,850 at December 31, 2005 and $147,983 at September 30, 2005, respectively)	8,169,101	6,917,721
Unearned revenues	1,589,818	863,096
Product development obligations (including $200,000 due to related party at September 30, 2005)	—	500,000
Dividends payable	616,186	575,447
Stockholder note	350,000	350,000
Customer deposits	729,793	828,050
Deposits, related party	3,000,000	3,000,000
Derivative liability	4,570,168	10,802,825

Total current liabilities	36,234,873	50,712,958

Long-term debt, net of current maturities:
Related party	—	3,661,917
Other	4,973,373	4,902,666
Lines of credit, related party	7,180,000	4,180,000
Other liabilities, related party	2,421,318	2,574,865

Total liabilities	50,809,564	66,032,406

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	Restated	Restated
	December 31, 2005 (Unaudited)	September 30, 2005 (Audited)
Commitments and contingencies		—
Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 29,121,951 and 5,170,421 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	29,122	5,170
Preferred stock, Series A, $1.00 par value; 10,000,000 shares authorized; -0- and 2,937,013 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	6,183,000
Preferred stock, Series B, $1.00 par value; 30,000,000 shares authorized; -0- and 3,895,888 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	239,919
Preferred stock, Series C, $1.00 par value; 10,000,000 shares authorized; -0- and 3,562,607 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	7,500,000
Preferred stock, Series D, $1.00 par value; 15,000,000 shares authorized; -0- and 4,672,482 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	219,769
Preferred stock, Series E, $1.00 par value; 60,000,000 shares authorized; -0- and 20,506,178 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively.	—	49,789,554
Additional paid-in capital	107,397,816	24,851,870
Accumulated deficit	(118,498,861)	(118,141,095)

Total stockholders’ deficit	(11,071,923)	(29,351,813)

	$39,737,641	$36,680,593

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending December 31,
	Restated 2005	2004
Net Sales:
Products	$2,146,678	$1,640,221
Services	3,043,463	2,457,281
Related party, products	1,627,825	419,617

Total net sales	6,817,966	4,517,119

Cost of sales:
Products	928,561	1,058,603
Services	947,212	1,155,728

Total cost of sales (exclusive of amortization of acquired product rights)	1,875,773	2,214,331

Gross margin	4,942,193	2,302,788

Operating expenses:
Research and development	3,065,890	1,366,390
Research and development, related party	93,982	492,164
Sales and marketing	3,259,948	3,850,607
General and administrative	5,319,290	4,535,204
Royalties	564,392	101,207
Stock-based compensation, general and administrative	46,433	207,260

Total operating expenses	12,349,935	10,552,832

Operating loss	(7,407,742)	(8,250,044)
Other income (expense):
Interest expense, net	(905,146)	(236,977)
Interest expense, net, related party	(100,834)	(340,828)
Loss on extinguishment of debt, related party	—	(2,361,894)
Other income (expense)	43,419	(3,107)
Derivative gain	6,363,477

Loss from continuing operations before income taxes	(2,006,826)	(11,192,850)
Income tax benefit	—	—

Net loss from continuing operations	(2,006,826)	(11,192,850)
Absorption of prior losses against minority interest	1,689,800	—

Net loss	(317,026)	(11,192,850)

Constructive preferred stock dividend	—	(4,902,174)
Preferred stock dividends, other	(40,739)	(118,067)

Loss attributable to common stockholders	$(357,765)	$(16,213,091)

Weighted average shares outstanding, basic and diluted
Per share amounts, basic and diluted:	20,695,219	5,094,731
Loss attributable to common stockholders per common share	$(0.02)	$(3.18)

Net loss:
Loss attributable to common stockholders	$(0.02)	$(3.18)

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)

FOR THE PERIOD FROM SEPTEMBER 30, 2005 TO DECEMBER 31, 2005

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, September 30, 2005 (As restated)	5,170,421	$5,170	35,574,168	$63,932,242	$24,851,870	$(118,141,095)	$(29,351,813)
Conversion of preferred shares to common stock	20,910,908	20,911	(35,574,168)	(63,932,242)	63,911,331	—	—
Issuance of common stock for cash at IPO	2,400,000	2,400	—	—	14,738,962	—	14,741,362
Biovest notes converted to Accentia common stock	493,842	494	—	—	3,740,303	—	3,740,797
Issuance of common stock for cash – options exercise	4,165	4	—	—	8,065	—	8,069
Issuance of common stock cashless exercise	142,615	143	—	—	—	—	143
Stock-based compensation	—	—	—	—	48,285	—	48,285
Reclassification of derivative liability to equity	—	—	—	—	99,000	—	99,000
Preferred stock dividends	—	—	—	—	—	(40,739)	(40,739)
Net loss for the period	—	—	—	—		(317,026)	(7,086,832)

Balances, December 31, 2005	29,121,951	$29,122	—	$—	$107,397,816	$(118,498,861)	$(11,071,923)

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending December 31,
	Restated 2005	2004
Cash flows from operating activities:
Net loss	$(317,026)	$(11,192,850)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	186,643	160,730
Amortization	581,803	730,176
Stock-based compensation	48,286	409,076
Accretion of debt discounts	285,904	—
Derivative gain	(6,363,477)	—
Loss on conversion of shareholder debt to preferred stock	—	2,516,494
Other non-cash charges	143	127,210
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(686,157)	272,490
Inventories	(377,138)	(64,621)
Inventory deposits	259,740	—
Deferred offering costs	821,573	—
Unbilled receivables	(44,403)	(118,681)
Prepaid expenses and other current assets	(164,835)	125,914
Other assets	(20,543)	(41,040)
Accounts payable	(1,379,715)	(1,979,122)
Accrued expenses	1,823,869	(243,020)
Unearned revenues	721,367	440,456
Customer deposits	(98,257)	184,313

Net cash flows from operating activities	(4,722,223)	(8,672,475)

Cash flows from investing activities:
Acquisition of furniture, equipment, and leasehold improvements	(226,488)	(104,414)
Cash paid for acquisition of product rights and other intangibles	(1,068,087)	(3,171,290)

Net cash flows from investing activities	(1,294,575)	(3,275,704)

Cash flows from financing activities:
Payments on notes payable and long-term debt	(7,564,044)	(397,910)
Proceeds from issuance of common stock	14,741,362	600,000
Proceeds from issuance of preferred stock	—	12,795,824
Proceeds from the exercise of stock options	8,069	—
Due from related party	(11,668)	—
Payment of preferred stock dividends	—	(288,663)
Proceeds from line of credit	3,265,565	—
Payments to line of credit	—	(250,000)
Proceeds from investment minority interest investment	(1,689,800)	—

Net cash flows from financing activities	8,749,484	12,459,251

Net change in cash and cash equivalents	2,732,686	511,072

Cash and cash equivalents at beginning of period	2,763,451	1,904,938

Cash and cash equivalents at end of period	$5,496,137	$2,416,010

Supplemental cash flow information:
Cash paid for:
Interest	$663,992	$233,750
Income taxes	—	—
Issuance of stock to satisfy accrued expense	$408,000	—

The Company reclassed derivative liabilities of $99,000 from debt to equity as a result of payments on notes payable to which the derivative liability related.

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

The following table sets forth the calculations of basic and diluted net loss per share:

	For the Three Months Ended
	Restated December 31, 2005	December 31, 2004
Numerator:
Net loss applicable to common stockholders	$(357,765)	$(16,213,091)
Denominator:
For basic loss per share—weighted average shares	20,695,219	5,094,731
Effect of dilutive securities	—	—
Weighted average shares for dilutive loss per share	20,695,219	5,094,731
Net loss per share applicable to common stockholders, basic and dilutive	$(0.02)	$(3.18)
EPS effect of preferred dividends	$—	$(0.99)

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

7. Furniture, equipment and leasehold improvements

Furniture, equipment and leasehold improvements consist of the following:

	December 31, 2005	September 30, 2005
Furniture	$259,273	$253,130
Office and laboratory equipment	2,784,043	2,737,291
Leasehold improvements	960,340	791,687

	4,003,656	3,782,108
Less: accumulated depreciation and amortization	(2,187,992)	(2,006,289)

	$1,815,664	$1,775,819

8. Lines of credit

Lines of credit consists of the following:

	December 31, 2005	September 30, 2005
Secured revolving note of which $2.5 million is convertible due to Laurus Master Fund, Ltd., interest at prime plus 2% (9.25% at December 30, 2005); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share (See Note 9)	$5,360,625	$3,767,221
Bridge note, interest at 4.25%, unsecured, matures August 2007 or upon completion of a debt or equity financing resulting in more than $35.0 million in net proceeds (a)	4,180,000	4,180,000
Revolving credit agreement, interest at prime (7.25% at December 31, 2005); maturity in 2007; secured by Company’s accounts receivable and guarantee of major stockholder	3,000,000	—

	12,540,625	7,947,221
Less current maturities	5,360,625	3,767,221

	$7,180,000	$4,180,000

(a)	On August 16, 2005, the Company entered into a new bridge loan agreement with Hopkins II that provides for aggregate borrowing availability of up to $7.5 million in principal amount. In connection with this agreement, the $4.2 million advanced under the previous Hopkins II bridge loan was converted into an obligation under the new bridge loan agreement. The new bridge loan (including all accrued but unpaid interest) will become due upon the earlier of August 16, 2007 or the completion by the Company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). The Company may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the bridge loan becomes due or on which the Company desires to prepay the loan, the Company must not be in default under its credit facility with Laurus Master Fund, Ltd., and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied.

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

9. Long-term debt

Long-term debt consists of the following:

	December 31, 2005	September 30 2005
Related party:
Term loan due to McKesson, a holder of shares of common stock and major supplier, payable at 10% contract rate; (a)	$—	$3,900,000
Note due to McKesson, interest payable monthly at 10% (b)	800,000	2,095,414
Notes payable, former Biovest management, interest at 7%; due in June 2006; working capital loans due in fiscal 2006; bridge financing due in fiscal year 2006; and other notes due in installments through 2006(c)	438,645	4,439,328
Accrued interest (c)	54,871	641,917

	1,293,516	11,076,659
Less current maturities	(1,293,516)	(7,414,742)

	$—	$3,661,917

Other:
Convertible amortizing term note due to Laurus Master Fund, LTD., interest payable monthly at prime rate plus 4%; due April 2008(d)(g)	$6,139,704	$8,193,238
Note payable, Harbinger Mezzanine Partners, LP, net of discount; secured by assets of TEAMM; interest payable monthly at 13.5%; $5.0 million principal balance matures June 2006. (b)(e)	4,705,409	6,589,854
Convertible notes payable, Biovest bridge financing, due in 2006	31,677	100,000
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2006(f)	175,469	175,469
Other	112,531	119,050
Long term accrued interest(c)	—	311,013

	11,164,790	15,488,624
Less current maturities	6,191,417	(9,998,372)

	$4,973,373	$5,490,252

Footnotes to long-term debt

(a)	Note paid in full on November 2, 2005
(b)	McKesson note was paid down to $0.8 million during October and November of 2005, balance is due July 2006.
(c)	Note as of December 31, 2005 matures in 2006, accruing interest at 7.5% and paid monthly. Collateralized by certain assets of Biovest; convertible at the option of the holder into Biovest common stock (at $0.25 per share) or Accentia common stock (at a discount of $1.60 off the $8.00 IPO offering price). $5.0 million of notes as of September 30, 2005, due in 2007, were converted to equity during the three months ended December 31, 2005.
(d)	Note is convertible into shares of common stock at $6.80 per share, exercisable through April 2008
(e)	Note was paid down to $4.7 million (net of discount) as of December 31, 2005, balance is due June 30, 2006
(f)	Notes are convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, exercisable through September 2007.
(g)	Discounts on long-term debt include the value of warrants issued in conjunction with long-term debt and are accreted over the life of the related debt.

Future maturities of long-term debt are as follows as of December 31, 2005:

Years ending December 31,
2006	$7,255,169
2007	3,870,984
2008	3,548,360

14,674,513
Less unamortizated discount	(3,509,723)

Total	$11,164,790

The Laurus long term note is shown on the balance sheet under the following accounts:

Principal balance of notes	$15,000,000
Less reduction for:
Fair value of beneficial conversion of options	(4,413,514)
Fair value of warrants	(3,989,610)

Recorded at closing	6,596,876
Accretion of discount (interest expense) through December 31, 2005 using effective interest method	740,552
Loss on extinguishment of debt	4,808,782
Debt payments	(645,881)

Carrying value at December 31, 2005	$11,500,329

As presented on balance sheet:
Current maturities of long term debt - other	$1,267,747
Lines of credit - current	5,360,625
Long-term debt, net of current maturities - other	4,871,957

$11,500,329

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

12. Stockholders’ equity

During the quarter ended December 31, 2005, the following shares were converted to common stock at the initial public offering date (November 2, 2005):

Shares of Series A preferred stock for cash	2,937,013
Shares of Series B preferred stock for cash	1,990,797
Shares of Series C preferred stock for cash	1,478,482
Shares of Series D preferred stock for cash	2,214,746
Shares of Series E preferred stock for cash	12,289,870
Total common shares issued upon conversion of preferred stock	20,910,907

13. Operational results for Biovest

	For the three months ended December 31, 2005
	Biovest	Consolidated without Biovest
Net sales	1,084,975	5,732,991
Cost of sales	602,903	1,272,870

Gross margin	482,072	4,460,121
Operating expenses	3,424,946	8,924,989

Loss from operations	(2,942,874)	(4,464,868)
Interest expense	(108,590)	(897,390)
Other income	37,500	5,919
Derivative gain	—	6,363,477
Absorption of prior losses against minority interest	—	1,689,800

Net income (loss)	(3,013,964)	2,696,938
Dividends	—	(40,739)

Income (loss) attributable to common shareholders	(3,013,964)	2,656,199

Weighted average shares outstanding, basic and diluted	20,695,219	20,695,219
Income (loss) attributable to common stockholder per common share	($0.15)	$0.13

	For the three months ended December 31, 2004
	Biovest	Consolidated without Biovest
Net sales	1,072,798	3,444,321
Cost of sales	1,202,979	1,011,352

Gross margin	(130,181)	2,432,969
Operating expenses	1,289,868	9,262,964

Loss from operations	(1,420,049)	(6,829,995)
Interest expense	(104,423)	(473,382)
Other expense	—	(2,365,001)
Absorption of prior losses against minority interest	—	—

Net loss	(1,524,472)	(9,668,378)
Dividends	—	(5,020,241)

Loss attributable to common shareholders	(1,524,472)	(14,688,619)

Weighted average shares outstanding, basic and diluted	5,094,731	5,094,731
Loss attributable to common stockholder per common share	($0.30)	($2.88)

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

Segment information for the three months ended December 31, 2005 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$871,460	$2,903,043	$3,774,503
Services	3,043,463	—	3,043,463

Total net sales	3,914,923	2,903,043	6,817,966

Cost of sales:
Products	381,345	547,216	928,561
Services	947,212	—	947,212

Total cost of sales	1,328,557	547,216	1,875,773

Gross margin	2,586,366	2,355,827	4,942,193

Sales and marketing	363,022	2,896,926	3,259,948
Research and development	3,159,872	—	3,159,872
Total assets	27,314,685	12,422,956	39,737,641
Goodwill	1,193,437	—	1,193,437

Segment information for the three months ended December 31, 2004 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$636,523	$1,423,316	$2,059,839
Services	2,457,280	—	2,457,280

Total net sales	3,093,803	1,423,316	4,517,119

Cost of sales:
Products	633,776	443,276	1,077,052
Services	1,137,279	—	1,137,279

Total cost of sales	1,771,055	443,276	2,214,331

Gross margin	1,322,748	980,040	2,302,788

Sales and marketing	718,216	3,132,391	3,850,607
Research and development	1,858,554	—	1,858,554
Total assets	24,919,163	10,129,910	35,049,073
Goodwill	1,193,437	—	1,193,437

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

	Domestic	International (Europe)	Total
Net sales	$5,793,012	$1,024,954	$6,817,966
Net loss	(242,312)	(74,714)	(317,026)
Total Assets	37,361,650	2,375,991	39,737,641
Goodwill	893,000	300,437	1,193,437

Segment information on a geographic basis for the three months ended December 31, 2004 is as follows:

	Domestic	International (Europe)	Total
Net sales	$3,447,036	$1,070,083	$4,517,119
Net loss	(11,296,815)	103,965	(11,192,850)
Total Assets	32,670,630	2,378,443	35,049,073
Goodwill	893,000	300,437	1,193,437

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

16. Restatements of previously reported financial information:

During the third quarter of 2006, the Company reevaluated its accounting for the convertible note financing transactions discussed in Note 9. During the year ended September 30, 2005 and the quarter ended December 31, 2005, the Company accounted for the freestanding warrants and embedded beneficial conversion option associated with the convertible notes as equity. During the third quarter of 2006, management determined that these derivatives should be recorded as liabilities at fair value and thereafter adjusted to fair value at each subsequent reporting period until certain conditions are met, at which time such derivative liabilities are reclassified as equity. As such, the unaudited quarter-end financial information as previously reported has been restated as follows:

[footnote continues on next page]

	December 31, 2005
	Previously Reported (1)	Restatement (2)	Restated Total
ASSETS
Current assets:
Cash and cash equivalents	$5,496,137		5,496,137
Accounts receivable:
Trade, net of allowance for doubtful accounts of $345,458 and $150,000 at December 31, 2005 and September 30, 2005, respectively	4,271,850		4,271,850
Stockholder	806,539		806,539
Inventories	1,391,035		1,391,035
Inventory deposits	585,000		585,000
Unbilled receivables	740,644		740,644
Prepaid expenses and other current assets	615,502		615,502

Total current assets	13,906,707	—	13,906,707

Goodwill	1,193,437		1,193,437
Other intangible assets:
Product rights	21,781,334		21,781,334
Non-compete agreements	2,104,000		2,104,000
Trademarks	1,634,313		1,634,313
Purchased customer relationships	1,268,950		1,268,950
Other intangible assets	648,288		648,288
Accumulated amortization	(6,233,587)		(6,233,587)

Total other intangible assets	21,203,298	—	21,203,298

Furniture, equipment and leasehold improvements, net	1,815,664		1,815,664
Deferred offering costs	—		—
Other assets	390,439	1,228,096	1,618,535

	$38,509,545	1,228,096	39,737,641

(1)	Source - Financial statements included in Form 10Q.

(2)	Adjustment to recognize fair value of derivative financial instrauments as liabilities (common stock warrants and beneficial conversion options previously accounted for as equity) and the subsequent adjustment of the fair value of such derivative liabilities to market at each subsequent reporting period.

	December 31, 2005
	Previously Reported (1)	Restatement (2)	Restated Total
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related party	$1,293,516		1,293,516
Other	8,820,341	(2,628,924)	6,191,417
Lines of credit	4,226,083	1,134,542	5,360,625
Accounts payable (including related party of $303,020 at December 31, 2005, and $346,423 at September 30, 2005)	4,364,249		4,364,249
Accrued expenses (including related party accrued interest of $74,850 at December 31, 2005, and $147,983 at September 30, 2005, respectively)	8,169,101		8,169,101
Unearned revenues	1,589,818		1,589,818
Product development obligations (including $200,000 due to related party at September 30, 2005)	—		—
Dividends payable	616,186		616,186
Stockholder note	350,000		350,000
Customer deposits	729,793		729,793
Deposits, related party	3,000,000		3,000,000
Derivative liability	—	4,570,168	4,570,168

Total current liabilities	33,159,087	3,075,786	36,234,873
Long-term debt, net of current maturities:
Related party	—		—
Other	4,436,760	536,613	4,973,373
Line of credit, related party	7,180,000		7,180,000
Other liabilities, related party	2,421,318		2,421,318

Total liabilities	47,197,165	3,612,399	50,809,564

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 5,170,421 and 4,876,328 shares issued and outstanding at September 30, 2005, and 2004, respectively. 28,481,329 Pro Forma outstanding shares at September 30, 2005	29,122		29,122

Preferred stock, Series A, $1.00 par value; 10,000,000 shares authorized; 2,937,013 and 1,939,483 shares issued and outstanding at September 30, 2005, and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	—		—

Preferred stock, Series B, $1.00 par value; 30,000,000 shares authorized; 3,895,888 and 3,835,390 shares issued and outstanding at September 30, 2005, and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	—		—

Preferred stock, Series C, $1.00 par value; 10,000,000 shares authorized; 3,562,607 shares issued and outstanding at September 30, 2005, and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	—		—

Preferred stock, Series D, $1.00 par value; 15,000,000 shares authorized; 4,672,482 and 4,616,451 shares issued and outstanding at September 30, 2005 and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	—		—

Preferred stock, Series E, $1.00 par value; 60,000,000 shares authorized; 20,506,178 and 6,858,731 shares issued and outstanding at September 30, 2005 and 2004, respectively. No Pro Forma outstanding shares at September 30, 2005	—		—

Additional paid-in capital	111,191,779	(3,793,963)	107,397,816
Accumulated deficit	(119,908,521)	1,409,660	(118,498,861)

Total stockholders deficit	(8,687,620)	(2,384,303)	(11,071,923)

	$38,509,545	1,228,096	39,737,641

(1)	Source - Financial statements included in Form 10Q.

(2)	Adjustment to recognize fair value of derivative financial instrauments as liabilities (common stock warrants and beneficial conversion options previously accounted for as equity) and the subsequent adjustment of the fair value of such derivative liabilities to market at each subsequent reporting period.

	Quarter Ending December 31,
	2005 Previously Reported (1)	Restatement (2)	Restated Total
Net Sales
Products	$2,146,678		2,146,678
Services	3,043,463		3,043,463
Related party, products	1,627,825		1,627,825

Total net sales	6,817,966		6,817,966

Cost of sales:
Products	928,561		928,561
Services	947,212		947,212

Total cost of sales (exclusive of amortization of acquired product rights)	1,875,773		1,875,773

Gross margin	4,942,193		4,942,193

Operating expenses:
Research and development	3,065,890		3,065,890
Research and development, related party	93,982		93,982
Sales and marketing	3,259,948		3,259,948
General and administrative	5,319,290		5,319,290
Royalties	564,392		564,392
Stock-based compensation, general and administrative	46,433		46,433

Total operating expenses	12,349,935		12,349,935

Operating loss	(7,407,742)		(7,407,742)
Other income (expense):
Interest expense, net	(1,311,475)	406,329	(905,146)
Interest expense, net, related party	(100,834)		(100,834)
Loss on extinguishment of debt, related party	—		—
Other income	43,419		43,419
Derivative gain	0	6,363,477	6,363,477

Loss from continuing operations before income taxes	(8,776,632)	6,769,806	(2,006,826)

Income tax benefit	0		0

Net loss from continuing operations	(8,776,632)	6,769,806	(2,006,826)

Absorption of prior losses against minority interest	1,689,800		1,689,800

Net loss	(7,086,832)	6,769,806	(317,026)

Constructive preferred stock dividend	0		—
Preferred stock dividends, other	(40,739)		(40,739)

Loss attributable to common stockholders	$(7,127,571)	6,769,806	(357,765)

Weighted average shares outstanding, basic and diluted	20,695,219		20,695,219

Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share for:
Continuing operations and minority interest	$(0.34)		(0.02)
Discontinued operations	0.00		0.00
Loss attributable to common stockholders	$(0.34)		(0.02)

(1)	Source - Financial statements included in Form 10Q.

(2)	Adjustment to recognize fair value of derivative financial instrauments as liabilities (common stock warrants and beneficial conversion options previously accounted for as equity) and the subsequent adjustment of the fair value of such derivative liabilities to market at each subsequent reporting period.

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

Interest Expense, net. In the three months ended December 31, 2005, our net interest expense was $1.0 million, an increase of $0.4 million, over the three months ended December 31, 2004. The increase was due primarily to interest on our Laurus term note, Laurus revolver, and Hopkins II line of credit. Interest income in both years was nominal.

Derivative gain. Derivative gain was $6.4 million for the three months ended December 31, 2005 as compared to no derivative gain for the three months ended December 31, 2004. This increase was due to the Laurus financing arrangement that commenced in the quarter ended June 30, 2005.

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

Credit Facility with Laurus Master Fund, Ltd. Under a credit facility with Laurus Master Fund, Ltd., or Laurus, we have total borrowing availability of up to $15.0 million. We entered into this credit facility in April 2005, and it has been amended in August 2005, December 2005, and February 2006. A total of $14.7 million in principal and $0.2 million in accrued but unpaid interest was outstanding under this credit facility as of December 31, 2005. The Laurus credit facility consists of two components: a term loan in the principal amount of $10.0 million, under which $9.7 million in principal and $0.1 million in accrued but unpaid interest were outstanding as of December 31, 2005, and a revolving loan of up to $5.0 million, under which $5.0 million in principal and $0.02 million in accrued but unpaid interest were outstanding as of December 31, 2005. Under the revolving loan portion of the credit facility, we have the right to borrow up to the sum of 85% of all of eligible accounts receivable and 50% of eligible inventory and other assets pledged to secure the loan (with the eligibility criteria being set forth in the loan agreements). The Laurus credit facility is secured by a first priority security interest in all of the tangible and intangible assets of Accentia Biopharmaceuticals, Inc. and our Analytica subsidiary (including the stock of their respective subsidiaries). This security interest does not extend to any assets of our TEAMM, Biovest, or IMOR subsidiaries. The notes are also secured by certain publicly traded securities owned by the Francis E. O’Donnell Jr. Irrevocable Trust #1. The principal and accrued but unpaid interest under the Laurus credit facility is convertible by Laurus into shares of our common stock at a fixed conversion price of $6.80 per share, provided that there are certain limitations on when and how much of the loan can be converted at any one period of time, and further provided that no more than $2.5 million of the revolving loan can be converted into shares of our common stock.

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

Cash Flows for the Three Months Ended December 31, 2005

For the three months ended December 31, 2005, we used $4.7 million in cash to fund our operating activities. This consisted primarily of a net loss of $0.3 million non-cash gain on derivative of $6.4 million, reduced by non-cash charges of approximately $0.2 million of depreciation, $0.6 million in amortization of intangibles, and $0.5 million of stock-based compensation. We also had non-cash charges of $0.3 million in accretion of debt discounts.

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

Our net working capital deficit at December 31, 2005 decreased from September 30, 2005 by $18.3 million to $22.3 million, which was attributed largely to the proceeds from our initial public offering and proceeds from the conversion of preferred stock to common stock. This was offset by a fiscal quarter 2005 loss that was funded through debt and equity proceeds and refinancing of certain short-term debt to long-term.

The amount of our net working capital, which had a deficit of $22.3 million at December 31, 2005, will continue to be affected by our accounts receivable, and we expect that our accounts receivable will grow in connection with an anticipated growth in revenues from sales of products in our Specialty Pharmaceuticals segment. At December 31, 2005, our net accounts receivable, and earned but unbilled receivables was $5.0 million, a decrease of $0.1 million from September 30, 2005.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$10,430	$8,269	$—	$—	$18,699
Product distribution agreements	52	—	—	—	52
Minimum royalty payments	900	700	—	—	1,600
Minimum Purchase requirements (b)	5,450	14,267	—	—	19,717
Product manufacturing and supply agreements	269	375	—	—	644
Cooperative research and development agreement	580	145	—	—	725
Employment agreements	2,926	5,556	1,621	—	10,103
Operating lease obligations	2,665	3,348	2,358	—	8,371

	$23,272	$32,660	$3,974	$—	$59,911

(a)	Includes interest on long-term debt.
(b)	Minimum purchase requirements- Commencing in December 2005, we have an obligation to purchase a minimum number of units of our MD Turbo product. The table above reflects under Minimum purchase requirements based on current projected product pricing. The Company believes that its purchases will exceed its Minimum purchase requirements.

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