Form 10-Q
period 2006-06-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2006-08-14
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

(Title of class)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐    Yes    ☒    No

As of July 31, 2006, there were 31,324,597 shares of the registrant’s Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Accentia Biopharmaceuticals, Inc.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$189,271	$2,763,452
Cash restricted	5,069,615	—
Accounts receivable:
Trade, net of allowance for doubtful accounts of $334,000 and $150,000 at June 30, 2006 and September 30, 2005, respectively	3,655,761	3,715,488
Stockholder	426,710	676,752
Inventories	1,534,331	1,013,896
Inventory deposits	964,633	844,740
Unbilled receivables	1,132,901	690,886
Prepaid expenses and other current assets	786,812	385,241

Total current assets	13,760,034	10,090,455

Goodwill	1,193,437	1,193,437

Other intangible assets:
Product rights	22,631,334	21,216,334
Non-compete agreements	2,104,000	2,104,000
Trademarks	1,634,659	1,631,474
Purchased customer relationships	1,268,950	1,268,950
Other intangible assets	648,288	648,040
Accumulated amortization	(7,311,531)	(5,631,122)

Total other intangible assets	20,975,700	21,237,676

Furniture, equipment and leasehold improvements, net	1,668,915	1,775,819
Deferred offering costs	—	821,573
Deferred finance costs	2,195,658	1,497,012
Other assets	355,595	64,621

	$40,149,339	$36,680,593

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Related party	$971,784	$7,414,742
Other	6,214,783	8,888,847
Lines of credit	8,387,698	5,052,604
Accounts payable (including related party of $342,355 at June 30, 2006 and $346,423 at September 30, 2005 respectively)	5,870,117	5,519,626
Accrued expenses (including related party accrued interest of $85,408 at June 30, 2006 and $147,983 at September 30, 2005, respectively)	9,858,964	6,917,721
Unearned revenues	1,064,992	863,096
Product development obligations (including $-0- and $200,000 due to related party at June 30, 2006 and September 30, 2005, respectively)	300,000	500,000
Dividends payable	278,595	575,447
Stockholder note	350,000	350,000
Customer deposits	864,991	828,050
Deposits, related party	3,000,000	3,000,000
Derivative liability	306,750	10,802,825

Total current liabilities	37,468,674	50,712,958

Long-term debt, net of current maturities:
Related party	—	3,661,917
Other	6,479,801	4,902,666
Line of credit, related party	980,000	4,180,000
Other liabilities, related party	2,383,006	2,574,865

Total liabilities	47,311,481	66,032,406

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)

Non-controlling interest in variable interest entity	3,600,000	—

Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 31,224,597 and 5,170,421 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively.	31,224	5,170
Preferred stock, Series A, $1.00 par value; 10,000,000 shares authorized; -0- and 2,937,013 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively.	—	6,183,000
Preferred stock, Series B, $1.00 par value; 30,000,000 shares authorized; -0- and 3,895,888 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively.	—	239,919
Preferred stock, Series C, $1.00 par value; 10,000,000 shares authorized; -0- and 3,562,607 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively.	—	7,500,000
Preferred stock, Series D, $1.00 par value; 15,000,000 shares authorized; -0- and 4,672,482 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively.	—	219,769
Preferred stock, Series E, $1.00 par value; 60,000,000 shares authorized; -0- and 20,506,178 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively.	—	49,789,554
Additional paid-in capital	133,632,598	24,851,870
Accumulated deficit	(144,425,964)	(118,141,095)

Total stockholders’ deficit	(10,762,142)	(29,351,813)

	$40,149,339	$36,680,593

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
		Restated		Restated
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net Sales:
Products	$2,310,225	$2,722,798	$8,016,305	$8,106,009
Services	3,416,302	2,807,199	9,490,360	8,128,694
Related party, products	—	78,310	2,091,753	1,465,915

Total net sales	5,726,527	5,608,307	19,598,418	17,700,618

Cost of sales:
Products	1,129,203	1,026,220	3,518,326	3,254,144
Services	1,236,772	918,032	3,374,037	3,077,597

Total cost of sales (exclusive of amortization of acquired product rights)	2,365,975	1,944,252	6,892,363	6,331,741

Gross margin	3,360,552	3,664,055	12,706,055	11,368,877

Operating expenses:
Research and development	3,532,729	2,871,816	9,562,853	6,480,582
Research and development, related party	—	322,481	93,982	1,097,624
Sales and marketing	4,220,281	4,269,724	11,078,982	11,660,017
General and administrative	5,110,180	4,836,032	17,197,162	14,946,165
Royalties	438,597	488,666	1,258,359	1,108,142

Total operating expenses	13,301,787	12,788,719	39,191,338	35,292,530

Operating loss	(9,941,235)	(9,124,664)	(26,485,283)	(23,923,653)
Other income (expense):
Interest expense, net	(1,865,879)	(268,838)	(3,386,161)	(659,243)
Interest expense, net, related party	(321,979)	(473,467)	(1,042,076)	(1,520,827)
Loss on extinguishment of debt, related party	—	—	—	(2,361,894)
Derivative gain (loss)	—	(230,709)	2,883,035	(230,709)
Other income (expense)	(2,827)	27,847	94,206	(55,418)

Loss from continuing operations before income taxes	(12,131,920)	(10,069,831)	(27,936,279)	(28,751,744)
Income tax benefit	—	—	—	—

Net loss from continuing operations	(12,131,920)	(10,069,831)	(27,936,279)	(28,751,744)
Absorption of prior losses against minority interest	210	150,000	1,690,010	150,000

Net loss	(12,131,710)	(9,919,831)	(26,246,269)	(28,601,744)

Constructive preferred stock dividend	—	—	—	(4,949,031)
Preferred stock dividends, other	—	(101,529)	(40,739)	(395,596)

Loss attributable to common stockholders	$(12,131,710)	$(10,021,360)	$(26,287,008)	$(33,946,371)

Weighted average shares outstanding, basic and diluted	30,220,618	5,162,627	26,649,244	5,139,893
Per share amounts, basic and diluted:

Net loss per share attributable to common stockholders	$(0.40)	$(1.94)	$(0.99)	$(6.60)

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 30, 2005 TO JUNE 30, 2006

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, September 30, 2005	5,170,421	$5,170	35,574,168	$63,932,242	$24,851,870	$(118,141,095)	$(29,351,813)
Conversion of preferred shares to common stock	20,910,908	20,911	(35,574,168)	(63,932,242)	63,911,331	—	—
Issuance of common stock for cash at IPO	2,400,000	2,400	—	—	14,738,962	—	14,741,362
Biovest notes converted in Accentia common stock	493,842	494	—	—	3,740,303	—	3,740,797
Issuance of common stock, net of offering cost	1,647,000	1,647	—	—	7,719,073	—	7,720,720
Series E dividends converted to common stock	17,091	16	—	—	136,718	—	136,734
Note payable and accrued interest converted to common stock	412,892	413	—	—	3,302,720	—	3,303,133
Issuance of common stock for cash – options exercise	29,828	30	—	—	72,090	—	72,120
Issuance of common stock cashless exercise	142,615	143	—	—	—	—	143
Other comprehensive income	—	—	—	—	—	2,139	2,139
Stock-based compensation	—	—	—	—	934,422	—	934,422
Preferred stock dividends	—	—	—	—	—	(40,739)	(40,739)
Reclassification of derivative liability to equity	—	—	—	—	8,467,353	—	8,467,353
Issuance of warrants for financing costs	—	—	—	—	5,675,015	—	5,675,015
Issuance of common stock warrants for services	—	—	—	—	82,741	—	82,741
Net loss for the period	—	—	—	—	—	(26,246,269)	(26,246,269)

Balances, June 30, 2006	31,224,597	$31,224	—	$—	$133,632,598	$(144,425,964)	$(10,762,142)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 30, 2005 TO JUNE 30, 2006

(continued)

	Preferred Stock										Total
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, September 30, 2005	2,937,013	$6,183,000	3,895,888	$239,919	3,562,607	$7,500,000	4,672,482	$219,769	20,506,178	$49,789,554	$63,932,242
Conversion of preferred shares to common stock	(2,937,013)	(6,183,000)	(3,895,888)	(239,919)	(3,562,607)	(7,500,000)	(4,672,482)	(219,769)	(20,506,178)	(49,789,554)	(63,932,242)

Balances, June 30, 2006	—	$—	—	$—	—	$—	—	$—	—	$—	$—

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ending June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(26,246,269)	$(28,601,744)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	113,184	—
Derivative gain	(2,883,035)	230,709
Depreciation	516,957	520,741
Amortization	1,621,435	2,115,971
Stock-based compensation	934,422	560,369
Accretion of debt discounts	1,094,036	37,899
Loss on conversion of shareholder debt to preferred stock	—	2,516,494
Issuance of common stock warrants	879,756	—
Absorption of prior losses against minority interest	(1,690,010)	—
Other non-cash charges	27,337	(52,626)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	307,074	407,965
Inventories	(458,147)	85,895
Inventory deposits	(119,893)	—
Unbilled receivables	(436,660)	26,667
Prepaid expenses and other current assets	497,580	(393,794)
Other assets	(106,739)	(226,864)
Accounts payable	350,103	2,048,347
Accrued expenses	4,032,473	(2,261,600)
Unearned revenues	196,541	(481,178)
Customer deposits	(1,857)	(35,468)

Net cash flows from operating activities	(21,371,712)	(23,502,217)

Cash flows from investing activities:
Proceeds from sale of assets	14,803	—
Acquisition of furniture, equipment, and leasehold improvements	(689,130)	(391,477)
Cash paid for acquisition of product rights and other intangibles	(1,618,431)	(4,299,659)

Net cash flows from investing activities	(2,292,758)	(4,691,136)

Cash flows from financing activities:
Payments on notes payable and long-term debt	(10,144,911)	(2,034,554)
Proceeds from issuance of common stock	22,462,102	618,840
Proceeds from non-controlling investment in variable interest entity, net	3,000,000	—
Proceeds from issuance of preferred stock	—	19,077,327
Proceeds from the exercise of stock options	72,120	1,575,000
Proceeds from deposits and other liabilities	—	5,000,000
Proceeds from convertible debentures	—	5,000,000
Due from related party	(15,274)	—
Proceeds from notes payable, stockholder	—	580,000
Payment of preferred stock dividends	(200,857)	(316,311)
Proceeds from line of credit	4,000,000	6,562,722
Payments to line of credit	(582,891)	(4,739,000)
Release from restricted cash	2,500,000	—
Proceeds from minority interest investment	—	150,000

Net cash flows from financing activities	21,090,289	31,474,024

Net change in cash and cash equivalents	(2,574,181)	(3,280,671)

Cash and cash equivalents at beginning of period	2,763,452	1,904,938

Cash and cash equivalents at end of period	$189,271	$5,185,609

Supplemental cash flow information:
Cash paid for:
Interest	$1,947,379	$1,102,360
Income taxes	—	—
Issuance of stock to satisfy accrued expense	—	—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2006 AND 2005

1. Description of the company

Accentia Biopharmaceuticals, Inc. and its subsidiaries, Analytica International, Inc. (“Analytica”), TEAMM Pharmaceuticals, Inc. (“TEAMM”), Accent RX, Inc. (“AccentRx”), Biovest International, Inc. (“Biovest”), and Accentia Specialty Pharmacy (“ASP”) (collectively referred to as the “Company” or “Accentia”) is a vertically integrated specialty biopharmaceutical company. The Company is a biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the therapeutic areas of respiratory disease and oncology. The Company has two product candidates entering or in Phase III clinical trials. The first product candidate, SinuNase ™, has been developed as a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis. The second product candidate, BiovaxID ™, is a patient-specific cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID is currently in a pivotal Phase III clinical trial. In addition to these product candidates, the Company has a growing specialty pharmaceutical business with a portfolio of marketed products and a pipeline of products under development by third parties.

2. Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates for the periods covered by the financial statements.

Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. For Further information, refer to the financial statements and footnotes therto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Consolidation policy

The condensed consolidated financial statements represent the consolidation of wholly and majority owned companies and interests in joint ventures where the Company has a controlling financial interest or has been determined to be the primary beneficiary under FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). All significant intercompany balances and transactions have been eliminated.

Net loss per common share

The Company had net losses for all periods presented in which potential common shares were in existence. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options, warrants, and other convertible instruments. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all options, warrants, and other convertible instruments outstanding are anti-dilutive.

The following table sets forth the calculations of basic and diluted net loss per share:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Net loss applicable to common stockholders	$(12,131,710)	$(10,021,360)	$(26,287,008)	$(33,946,371)
Denominator:
For basic loss per share—weighted average shares	30,220,618	5,162,627	26,649,244	5,139,893
Effect of dilutive securities		—	—	—
Weighted average shares for dilutive loss per share	30,220,618	5,162,677	26,649,244	5,139,893
Net loss per share applicable to common stockholders, basic and dilutive	$(0.40)	$(1.94)	$(0.99)	$(6.60)
EPS effect of preferred dividends	$(0.00)	$(0.02)	$(0.00)	$(1.04)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows:

	June 30, 2006	June 30, 2005
Options and warrants to purchase common stock	4,567,718	1,800,235
Convertible debt	2,082,290	1,438,849
Preferred stock convertible to common stock	—	33,197,902
Preferred stock options and warrants convertible to preferred which is then convertible to common	—	8,684,259

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R (FAS 123R), which revised FAS 123, “Accounting for Stock-Based Compensation,” by requiring the expensing of share-based compensation based on the grant-date value of the award. FAS 123 had provided companies the option of expensing such awards or merely disclosing the pro forma effects of such expensing in the notes to financial statements. As of October 1, 2002, Accentia began expensing employee stock options in accordance with FAS 123 and its related amendments. Accentia has now adopted FAS 123R. There are currently no significant differences between FAS 123 and FAS 123R; however FAS 123R also requires that an additional caption in the financial section of the Statements of Condensed Consolidated Cash Flows to present separately the excess tax benefits related to share based-payments. Because the Company has losses and deferred tax benefits of such losses are fully reserved, they have not yet inventoried such assets.

Reclassification:

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

3. Liquidity and management’s plans

The Company is projecting that operating cash flow deficits will be offset by net cash inflows from financing activities, such as debt or equity placements, accessing existing or new credit facilities, receipt of repayment of inter-company demand loans. At June 30, 2006, the Company had $5.3 million in cash, including $5.1 million restricted cash of which $5.2 million is cash held by its subsidiary Biovest; $3.3 million in potential availability under existing lines of credit, and $7.1 million in June 2006 in demand note receivable from Biovest. Of the $7.1 million demand note receivable, $4.0 million represents post-IPO cash advances. Upon Biovest obtaining additional financing, which it is seeking to consummate in calendar 2006, which may include equity offerings, debt financing, corporate collaborations, licensing transactions, or other forms of financing, it is anticipated that Biovest will repay some or all of the outstanding demand notes and Biovest will commence the funding of its ongoing operations without additional inter-company loans from Accentia.

Based on current operating plans the Company anticipates that its existing capital resource, together with potential future equity and debt financings by the Company and its subsidiary, Biovest, borrowing availability under its lines of credit and receipt or repayment of demand intercompany debt and the potential disposition of assets, products, or operations will be sufficient to fund its operation and development activities. The company is currently engaged in an effort to restructure certain of its existing indebtedness, and the Company also intends to seek additional financing through one or more private equity offerings, additional debt financings, corporate collaboration licensing transactions or disposition of assets, products or operations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets or business units ( such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some of its commercialization efforts.

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

4. Inventories

Inventories consist of the following:

	June 30, 2006	September 30, 2005
Pharmaceutical products held for sale	$1,203,243	$814,862
Finished goods, other, net of $0.4 million allowance for obsolescence	33,273	35,787
Work-in-process	137,244	120,977
Raw materials	160,571	42,270

	$1,534,331	$1,013,896

5. Lines of credit

Lines of credit consists of the following:

	June 30, 2006	September 30, 2005
Secured revolving note of which $2.5 million is convertible due to Laurus Master Fund, Ltd., interest at prime plus 2% (10.25% at June 30, 2006); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share (See Note 9)	$4,387,698	$5,052,604
Bridge note related party, interest at 4.25%, unsecured, matures August 2007 or completion of a debt or equity financing resulting in more than $35.0 million in net proceeds (a)	980,000	4,180,000
Revolving credit agreement, interest at prime rate (8.25% at June 30, 2006); maturity in 2007; secured by Company’s accounts receivable and guarantee of major stockholder	4,000,000	—

	$9,367,698	$9,232,604
Less current maturities	8,387,698	5,052,604

	$980,000	$4,180,000

(a) This note provides up to $7.5 million in available borrowings from Hopkins II. The Company may prepay the bridge loan at any time without penalty or premium. However, on the date on which the bridge loan becomes due or on which the Company desires to prepay the loan, the Company must not be in default under its credit facility with Laurus Master Fund, Ltd., and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied.

The Company has the unconditional right to borrow up to $5.0 million in the aggregate upon ten days’ prior written notice to Hopkins II. The Company’s right to borrow any amounts in excess of $5.0 million is conditioned upon the Company either being in default under its credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. As of June 30, 2006, $1.0 million is outstanding under this bridge loan after conversion of $3.2 million in principal into common stock in May 2006, leaving potentially available borrowing capacity of $3.3 million. The loan is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until the maturity date of the loan.

Dr. Francis E. O’Donnell, our Chief Executive Officer and Chairman, is the sole manager of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II.

Weighted average interest on all short-term borrowings aggregated 8.78% and 6.42% at June 30, 2006 and September 30, 2005 respectively. At June 30, 2006, the Company has an aggregate of $3.8 million available under its lines of credit.

6. Long-term debt

Long-term debt consists of the following:

	June 30, 2006	September 30 2005
Related party:
Term loan due to McKesson, a holder of shares of common stock and major supplier, payable at 10% contract rate (a)	$—	$3,900,000
Note due to McKesson, interest payable monthly at 10% (b)	800,000	2,095,414
Notes payable, former Biovest management, interest at 7%; due in 2006 (c)	—	4,439,328
Accrued interest (c)	171,784	641,917

	971,784	11,076,659
Less current maturities	(971,784)	(7,414,742)

	$—	$3,661,917

Other:
Convertible amortizing term note due to Laurus Master Fund, LTD., interest payable monthly at prime rate plus 4%; due April 2008 (d)(g)	$6,701,876	$6,496,127
Note payable, Harbinger Mezzanine Partners, LP, net of discount; secured by assets of TEAMM; interest payable monthly at 13.5%; $5.0 million principal balance matures August 2006 (e)	2,978,835	6,589,854
Convertible notes payable, Biovest bridge financing, due in 2006	—	100,000
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2006(f)	131,641	175,469
Note payable, Laurus Master Fund, Ltd. amortizing term note, interest payable monthly at the greater of prime rate plus 2% or 10.75%, due March 31, 2009 (g)	2,617,137	—
Note payable, former employee settlement	158,030	—
Other	107,065	119,050
Long term accrued interest	—	311,013

	12,694,584	13,791,513
Less current maturities	(6,214,783)	(8,888,847)

	$6,479,801	$4,902,666

Footnotes to long-term debt

(a)	Note paid in full on November 2, 2005

(b)	McKesson note was paid down to $0.8 million during the nine months ended June 30, 2006, balance is due August 2006.
(c)	Note as of June 30, 2006 matures in 2006, accruing interest at 7.5% and paid monthly. Collateralized by certain assets of Biovest; convertible at the option of the holder into Biovest common stock (at $0.25 per share) or Accentia common stock (at a discount of $1.60 of the $8.00 IPO offering price). $4.3 million of notes as of September 30, 2005, due in 2007, were converted to equity during the three months ended December 1, 2005.
(d)	Note is convertible into shares of common stock at $6.80 per share, exercisable through April 2008.
(e)	Note was paid down to $2.8 million (net of discount) as of June 30, 2006, balance was paid in July 2006.
(f)	Notes are convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, exercisable through September 2007.
(g)	Discounts on long-term debt include the value of warrants issued in conjunction with long-term debt and are accreted over the life of the related debt. This debt provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. The Company evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, the Company determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, the Company reclassified an amount of $306,750 which represents the estimated fair value of the default put liability. The default put liability is initially and subsequently carried at fair value with changes recorded in income. Accordingly, the $306,750 is recorded as a derivative liability in the accompanying balance sheet on June 30, 2006.

Future maturities of long-term debt are as follows as of June 30, 2006:

Years ending June 30,
2007	$8,140,232
2008	6,948,263
2009	5,784,661

20,873,156
Less unamortized discount	(8,178,572)

Total	$12,694,584

The Laurus secured revolving note and term note is shown on the balance sheet under the following accounts:

Principal balance of notes	$15,000,000
Less reduction for:
Fair value of beneficial conversion of options	(4,413,514)
Fair value of warrants	(3,989,610)

Recorded at closing	6,596,876
Accretion of discount (interest expense) through June 30, 2006 using effective interest method	846,930
Loss on extinguishment of debt	4,808,782
Debt payments	(1,163,014)

Carrying value at June 30, 2006	$11,089,574

As presented on balance sheet:
Current maturities of long-term debt-other	$2,680,762
Lines of credit-current	4,387,698
Long-term debt, net of current maturities-other	4,021,114

$11,089,574

Derivation gain (loss) in the accompanying 2006 statement of operations associated with the above Laurus notes to the individual derivatives as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Free standing warrants	$—	$—	$792,072	$—
Embedded features	—	(230,709)	2,090,963	(230,709)

	$—	$(230,709)	$2,883,035	$(230,709)

7. Stockholders’ equity

During the nine months ended June 30, 2006, the following shares were converted to common stock at the initial public offering date (November 2, 2005):

Shares of Series A preferred stock for cash	2,937,014
Shares of Series B preferred stock for cash	1,990,796
Shares of Series C preferred stock for cash	1,478,482
Shares of Series D preferred stock for cash	2,214,746
Shares of Series E preferred stock for cash	12,289,870

Total common shares issued upon conversion of preferred stock	20,910,908

In addition to the conversion of preferred shares above, the following shares of common stock were issued during the nine months ended June 30, 2006:

142,615 shares upon the cashless exercise of warrants

493,842 shares upon the conversion of debt

29,828 for cash upon the exercise of stock options

2,400,000 shares for cash at IPO

17,091 shares upon conversion of dividends payable

412,892 shares upon conversion of Hopkins Capital Group II, LLC credit facility and accrued interest

1,647,000 shares for cash for private equity transaction

On February 13, 2005, the Company amended its Laurus financing arrangement, which amendment afforded exemptions, provided in FAS 133, to certain derivate elements that were previously recorded as liabilities. On the amendment, the Company fair valued such derivative liabilities, resulting in a charge to income in the amount of $2.8 million, and reclassed the remaining amounts to stockholders’ equity.

8. Operational results for Biovest

	For the three months ended June 30,
	2006		2005
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$2,051,667	$3,674,860	$1,476,098	$4,132,209
Cost of sales	1,149,090	1,216,885	776,287	1,167,965

Gross margin	902,577	2,457,975	699,811	2,964,244
Operating expenses	3,748,294	9,553,493	3,188,009	9,600,719

Loss from operations	(2,845,717)	(7,095,518)	(2,488,198)	(6,636,475)
Interest income (expense)	(1,271,843)	(916,015)	(93,114)	(649,191)
Other income (expense)	—	(2,827)	—	(202,862)
Absorption of prior losses against minority interest	—	210	—	150,000

Net loss	(4,117,560)	(8,014,150)	(2,581,312)	(7,338,528)
Dividends	—	—	—	(101,527)

Loss attributable to common stockholders	(4,117,560)	(8,014,150)	(2,581,312)	(7,440,055)

Weighted average shares outstanding, basic and diluted	30,220,618	30,220,618	5,162,627	5,162,627
Loss attributable to common stockholder per common share	(0.14)	(0.27)	(0.50)	(1.44)

	For the nine months ended June 30,
	2006		2005
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$5,425,638	$14,172,780	4,086,566	13,614,052
Cost of sales	2,980,532	3,911,831	2,996,185	3,335,556

Gross margin	2,445,106	10,260,949	1,090,381	10,278,496
Operating expenses	10,856,794	28,334,544	8,714,864	26,577,675

Loss from operations	(8,411,688)	(18,073,595)	(7,624,483)	(16,299,179)
Interest income (expense)	(1,541,476)	(2,886,761)	(296,723)	(1,883,347)
Other income (expense)	42,841	2,934,400	—	(2,648,021)
Absorption of prior losses against minority interest	—	1,690,010	—	150,000

Net loss	(9,910,323)	(16,335,946)	(7,921,206)	(20,680,547)
Dividends	—	(40,739)	—	(5,344,627)

Loss attributable to common stockholders	(9,910,323)	(16,376,685)	(7,921,206)	(26,025,174)

Weighted average shares outstanding, basic and diluted	26,649,244	26,649,244	5,139,893	5,139,893
Loss attributable to common stockholder per common share	(0.37)	(0.61)	(1.54)	(5.06)

9. Segment information

We define our segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, discontinued operations and income taxes. Inter-segment sales were $0.05 and $0.7 million for the three months ended June 30, 2006 and 2005 respectively. Inter-segment sales were $0.2 million and $1.2 million for the nine months ended June 30, 2006 and 2005 respectively. Inter-segment sales represent the sale of services from the Biopharmaceutical Products and Services segment to the Specialty Pharmaceuticals segment and have been eliminated from segment sales.

Segment information for the three months ended June 30, 2006 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,197,645	$1,112,580	$2,310,225
Services	3,416,302	—	3,416,302

Total net sales	4,613,947	1,112,580	5,726,527

Cost of sales:
Products	510,409	618,794	1,129,203
Services	1,236,772	—	1,236,772

Total cost of sales	1,747,181	618,794	2,365,975

Gross margin	2,866,766	493,786	3,360,552

Sales and marketing	28,469	4,191,812	4,220,281
Research and development	3,532,729	—	3,532,729
Total assets	28,308,945	11,840,394	40,149,339
Goodwill	1,193,437	—	1,193,437

Segment information for the three months ended June 30, 2005 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,195,485	$1,605,623	$2,801,108
Services	2,807,199	—	2,807,199

Total net sales	4,002,684	1,605,623	5,608,307

Cost of sales:
Products	542,086	484,134	1,026,220
Services	918,032	—	918,032

Total cost of sales	1,460,118	484,134	1,944,252

Gross margin	2,542,566	1,121,489	3,664,055

Sales and marketing	396,362	3,873,362	4,269,724
Research and development	3,194,297	—	3,194,297
Total assets	26,540,587	10,262,184	36,802,771
Goodwill	1,193,437	—	1,193,437	1

Segment information for the nine months ended June 30, 2006 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$3,820,870	$6,287,188	$10,108,058
Services	9,490,360	—	9,490,360

Total net sales	13,311,230	6,287,188	19,598,418

Cost of sales:
Products	1,616,564	1,901,762	3,518,326
Services	3,374,037	—	3,374,037

Total cost of sales	4,990,601	1,901,762	6,892,363

Gross margin	8,320,629	4,385,426	12,706,055

Sales and marketing	438,635	10,640,347	11,078,982
Research and development	9,656,835	—	9,656,835
Total assets	28,308,945	11,840,394	40,149339
Goodwill	1,193,437	—	1,193,437

Segment information for the nine months ended June 30, 2005 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$3,006,699	$6,565,225	$9,571,924
Services	8,128,694	—	8,128,694

Total net sales	11,135,393	6,565,225	17,700,618

Cost of sales:
Products	1,742,227	1,511,917	3,254,144
Services	3,077,597	—	3,077,597

Total cost of sales	4,819,824	1,511,917	6,331,741

Gross margin	6,315,569	5,053,308	11,368,877

Sales and marketing	1,517,119	10,142,898	11,660,017
Research and development	7,578,206	—	7,578,206
Total assets	26,540,587	10,262,184	36,802,771
Goodwill	1,193,437	—	1,193,437

Domestic and foreign operations

Total assets and net losses of the Company’s foreign subsidiary were insignificant; however, total revenues aggregated approximately 21% of total revenues of the Company in the three months ended June 30, 2006. This entity, which is based in Germany, operates in the Biopharmaceutical Products and Services Segment and its general segment data is included therein. Segment information on a geographic basis for the three months ended June 30, 2006 is as follows:

	Domestic	International (Europe)	Total
Net sales	$4,503,614	$1,222,913	$5,726,527
Net (loss) income	(12,304,947)	173,237	(12,131,710)
Total Assets	37,461,645	2,687,694	40,149,339
Goodwill	893,000	300,437	1,193,437

Total revenues from the foreign subsidiary aggregated approximately 17% of total revenues of the Company in the nine months ended June 30, 2006.

	Domestic	International (Europe)	Total
Net sales	$16,258,629	$3,339,789	$19,598,418
Net loss	(26,028,090)	(258,918)	(26,287,008)
Total Assets	37,461,645	2,687,694	40,149,339
Goodwill	893,000	300,437	1,193,437

Segment information on a geographic basis for the three months ended June 30, 2005 is as follows:

	Domestic	International (Europe)	Total
Net sales	$4,366,869	$1,241,438	$5,608,307
Net (loss) income	(10,074,422)	154,591	(9,919,831)
Total Assets	34,208,362	2,594,409	36,802,771
Goodwill	893,000	300,437	1,193,437

Segment information on a geographic basis for the nine months ended June 30, 2005 is as follows:

	Domestic	International (Europe)	Total
Net sales	$14,096,929	$3,603,689	$17,700,618
Net (loss) income	(29,008,483)	406,739	(28,601,744)
Total Assets	34,208,362	2,594,409	36,802,771
Goodwill	893,000	300,437	1,193,437

10. Commitments and contingencies

a) Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2011. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending June 30,
2006	$2,061,457
2007	1,572,383
2008	1,393,421
2009	1,126,429
2010	399,875
Thereafter	133,302

$6,686,867

Rent expense for all operating leases was approximately $0.8 million, and $0.4 million, for the three months ended June 30, 2006 and June 30, 2005, respectively. Rent expense for all operating leases was approximately $2.5 million, and $1.5 million, for the nine months ended June 30, 2006 and June 30, 2005, respectively.

Rental income from subleases aggregated $-0- and $0.1 million in the three months ended June 30, 2006 and June 30, 2005, respectively, and has been included in loss from discontinued operations in the accompanying statements of operations. Rental income from subleases aggregated $0.1 and $0.3 million in the nine months ended June 30, 2006 and June 30, 2005, respectively, and has been included in loss from discontinued operations in the accompanying statements of operations

b) Litigation

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

11. New Market Tax Credit Financing

On April 25, 2006, Biovest, through its wholly-owned subsidiary, Biovax, Inc. (“Biovax”) became the recipient of $3.0 million in net-funds under a qualified New Market Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in underserved and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC.

NMTC investments are made though Community Development Entities (“CDE”); such entities are qualified for this purpose through the U.S. Department of the Treasury. The CDE investor in the Company’s financing arrangement is Telesis CDE II, LLC, which was established solely for this investment. Telesis CDE II, LLC is managed and partially owned (0.01%) by Telesis CDE Corporation, which is a private financial institution. The remaining equity interest in Telesis CDE II, LLC (99.99%) is owned by Biovax Investments, LLC (the “Fund”), a company established solely for the purpose of facilitating this NMTC financing arrangement. The Fund equity is owned 99.99% by US Bancorp and 0.01% by Telesis CDE Corporation.

The fund was capitalized with $3.6 million equity from US Bancorp and a nominal equity investment by Telesis CDE Corporation. In addition, Biovest and the Company, through a consolidated subsidiary, loaned $8.5 million to the Fund pursuant to a 5.18%, annual rate, senior-secured, convertible note receivable, due in seven and one-half years. The note is convertible at the option of the Fund into shares of Biovest’s common stock at a price based upon trading market prices of Biovest’s common stock near the maturity date in seven and one-half years. These proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) and payment for management, legal and accounting fees ($0.1 million).

Telesis CDE II, LLC, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for (a) a 1.0% convertible promissory note payable, due in seven and one-half years, (b) warrants to purchase 1.2 million shares of Biovest’s common stock over a period of nine-years at a fixed price of $9.00 and (c) warrants to purchase 0.2 million shares of the Company’s common stock over a period of seven years at a fixed price of $1.30. The convertible promissory note is convertible into common stock at the option of Telesis CDE II, LLC within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event Telesis CDE II, LLC converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price.

Other salient terms and conditions of the NMTC financing arrangement are as follows:

1.	The new market tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by the Company. Examples of events that would cause recapture are relocation out of the qualified zone or disqualification from changes in Biovax’s employment mix. An example of an event that would not cause a recapture is a change in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, the financial statements do not reflect a liability for this indemnification at June 30, 2006.

2.	In connection with the NMTC financing, the Company and US Bancorp entered into a put option wherein US Bancorp will have the right to put it’s investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. The counterparties also extended a purchase option to Biovest to purchase US Bancorp’s interest in the fund near the maturity date at fair value. These instruments were evaluated pursuant to the provisions of FAS133 and it was concluded that the put liability required recognition in Biovest’s financial statements because it is highly probable that, upon maturity, US Bancorp will put its investment in the Fund to the Company.

3.	Biovest, its subsidiaries and certain related parties have entered into a guarantee arrangement with Telesis CDE II, Inc. for the debt service of Biovax. In addition, the Company has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and the fair value of the warrants issued for consideration was charged to expense upon issuance.

Accounting for the NMTC financing arrangement:

The Company evaluated the structure of the NMTC financing arrangement and entities so involved under the context of FIN46. FIN46 provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

The Company concluded that the Fund and Telesis CDE II, LLC met the definition of variable interest entity. However, for Biovest to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other money interests in an entity that change with changes in the value of the net assets of the entity. The following table illustrates the variable interests have been identified in each of the entities considered by the Company and the related holder:

Variable Interest Holder	Variable Interests Fund	Variable Interests Telesis CDE II, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement Call (Biovest Equity)

Fund		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Biovest Investment Corp.	VIE Equity (0.01%)

Telesis CDE, Inc.		VIE Equity (0.01%)

The above table illustrates the weight of the variable interests that are held by Biovest. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreement, indemnification and put feature, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company has concluded that its variable interests in the entity absorb most of the entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

The assets and liabilities of the variable interest entities, identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp and Telesis CDE Corporation reflected on Biovest’s balance sheet. All intercompany accounts will continue to be eliminated so long as (i) the entities meet the definition of variable interest entities and (ii) Biovest is the primary beneficiary.

12. Subsequent Events

On July 3, 2006, the Company entered into a Forebearance Agreement regarding its outstanding credit facility with Harbinger Mezzanine Partners, L.P. (“Harbinger”), whereby Harbinger agreed to forebear in connection with seeking additional payments of remaining $3.0 million in principal and interest due under this obligation until the earliest of August 3, 2006, a sale of assets by the Company, or closing of an additional financing transaction. The remaining principal and accrued interest was paid on July 13, 2006.

On July 13, 2006, the Company entered into an amendment to its credit facility with Laurus Master Fund, Ltd. (“Laurus”) under which the amount of the aggregate overadvance by Laurus to the Company under such credit facility was increased to $7.5 million. The purpose of the overadvance increase was to obtain new funding in the approximate amount of $5.0 million (before transaction expenses) to refinance the indebtedness of TEAMM Pharmaceuticals, Inc., a wholly owned subsidiary of the Company (“TEAMM”), to Harbinger Mezzanine Partners, LP. The terms of the increased overadvance are set forth in an overadvance letter agreement, dated July 13, 2006, among Laurus, the Company, and certain subsidiaries of the Company (the “Overadvance Agreement”).

As required by the Overadvance Agreement, approximately $3.0 million of the newly advanced funds from Laurus were used to repay in full the remaining outstanding balance under the loan from Harbinger Mezzanine Partners, LP to TEAMM. The Company previously paid $2.0 million under the Harbinger indebtedness on June 30, 2006 from cash on hand. The remaining new funds from the Overadvance after transaction expenses are being used for general corporate purposes.

The other material terms and conditions of the Overadvance Agreement are as follows:

•	Immediately following the execution and delivery of the Overadvance Agreement, the Company will make a new borrowing under its revolving credit facility with Laurus against the eligible accounts receivable and eligible inventory of TEAMM, and such borrowing will be used to pay down the Overadvance. The Company anticipates that the amount of such borrowing will be approximately $2.5 million. Accordingly, the Overadvance Agreement provides that the maximum amount of the Overadvance will be automatically reduced to $5.0 million (from $7.5 million) as of July 31, 2006.

•	Any portion of the Overadvance still outstanding on January 1, 2007 will be due and payable on January 1, 2007. However, if prior to January 1, 2007, the Company engages in any sale of all or any portion of its equity interest in TEAMM, or if TEAMM sells all or any portion of its assets (other than the sale of inventory in the ordinary course of business or certain sales of obsolete or unnecessary equipment), then the Overadvance must be repaid in an amount, to be determined by Laurus, up to the net proceeds received from such transaction.

•	The Overadvance will bear interest at the prime rate plus two percent (2.0%) per annum.

•	In consideration of the Overadvance and as provided in the Overadvance Agreement, the Company paid to Laurus a $175,000 servicing payment and issued to Laurus 100,000 shares of fully paid and nonassessable shares of the Company’s common stock, par value $.001 per share.

•	The Overadvance Agreement grants to Laurus piggyback registration rights with respect to the Company shares issued to Laurus under the agreement, subject to the prior registration rights of other third parties and subject to the right of an underwriter in an underwritten offering to reduce the shares being sold by Laurus under customary circumstances.

The shares issued by the Company to Laurus under the Overadvance Agreement were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve any public offering, was made without general solicitation or advertising, and Laurus represented to the Company that Laurus is an accredited investor with access to all relevant information necessary to evaluate the investment and that the shares were being acquired for investment purposes only.

On July 20, 2006, the Company entered into an amendment to its Option Agreement with Mayo Foundation for Medical Education and Research (“MAYO”) under which the Company’s exclusive option to elect to expand its license for the use of all antifungals including non-prescription over-the-counter formulations for the treatment of chronic sinusitis (chronic rhinosinusitis), was extended for an additional one-year period through and including December 10, 2007. This Amendment becomes effective upon payment of the cash consideration as described hereinafter. As previously announced, the Company has a worldwide exclusive license to the prescription antifungal, amphotericin B. During this exclusive option period MAYO has agreed that it may not discuss licensing of this technology for use with any other compound with any other potential license partner worldwide.

In consideration of the Amendment to Option Agreement, the Company has agreed to pay to MAYO cash consideration of $100,000 and issued to MAYO warrants to purchase up to 25,000 shares of the Company’s common stock, par value $.001 per share, at an exercise price of $3.50 per share. The warrants issued by the Company to MAYO under the Amendment to Option Agreement were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve any public offering, was made without general solicitation or advertising, and MAYO represented to the Company that MAYO is an accredited investor with access to all relevant information necessary to evaluate the investment and that the shares were being acquired for investment purposes only.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Form 10Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10Q. This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1, BUSINESS” in our annual report on Form 10-K for the fiscal year ended September 30, 2005 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the therapeutic areas of respiratory disease and oncology. We have two product candidates entering or in Phase 3 clinical trials. One of these product candidates, SinuNase, has been developed at Mayo Clinic as a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis, a long-term inflammatory condition of the paranasal sinuses for which there is currently no FDA approved therapy. We submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase in April 2005, and the IND was accepted by the FDA in May 2005. We received fast track status for SinuNase April 2006. We expect to commence our Phase 3 clinical trial for the product in 2006. Our other late-stage product candidate, BiovaxID™, is a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID was developed at the National Cancer Institute and is currently in a pivotal Phase 3 clinical trial. In May 2006, the FDA granted fast track status to BiovaxID, which means that the Company is now eligible to submit a biologics license application (BLA) on a rolling basis, allow the FDA to review sections of the BLA in advance of receiving the Company’s full submission and permitting the Company to apply for expedited review of its BLA. In addition to these product candidates, we have a growing specialty pharmaceutical business with a portfolio of currently marketed pharmaceutical products and a pipeline of additional products under development by third parties. In addition to our late-stage product candidates and our specialty pharmaceutical business, we have a broad range of in-house capabilities and resources that we market to third parties and use to develop and commercialize our own products. These capabilities include analytical and consulting services relating to the biopharmaceuticals industry, such as pricing and market assessment, reimbursement strategies, clinical trial services, and outcomes research. We also produce custom biologics and cell culture systems for biopharmaceutical and biotechnology companies, medical schools, universities, hospitals, and research institutions.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods.

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

While our significant accounting policies are more fully described in Note 2 to our September 30, 2005 consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

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

Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as each contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the condensed consolidated financial statements in the periods in which they are first identified. Each month we accumulate costs on each contract and compare them to the total current estimated costs to determine the percentage of completion. We then apply this percentage to the total contract value to determine the amount of revenue that can be recognized. Each month we review the total current estimated costs on each contract to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs for each contract. As the work progresses, we might decide that original estimates were incorrect due to, among other things, revisions in the scope of work, and a contract modification might be negotiated with the customer to cover additional costs. If a contract modification is not agreed to, we could bear the risk of cost overruns. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements of contract-related costs are included in revenues. An equivalent amount of these reimbursable costs is included in cost of sales. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

We make periodic adjustments to our monthly net sales for estimated chargebacks, rebates, and potential product returns we anticipate might ultimately be required. These adjustments are based on inventory quantity reports provided by our largest wholesale customers, sales activity reports generated by group purchasing organizations with which we have rebate contracts, and sales activity data provided by a third-party provider of such data. Our reserves currently reflect an adjustment of 9% of gross sales for charge-backs/rebates and 13% for product returns that we record in the form of a reserve.

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

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. We obtain a valuation of all intangibles purchased in any acquisition and undertake an annual impairment analysis. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with SFAS 142. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. We have made no impairment adjustments to recorded goodwill. Our carrying value of goodwill at June 30, 2006 and September 30, 2005 was $1.2 million. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

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

Impairment Testing

Our impairment testing is calculated at the reporting unit level. Our annual impairment test, last performed as of September 30, 2005, has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, intangible assets are not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of intangible assets with the carrying amount. If the implied fair value of intangible assets is less than the carrying amount, a write-down is recorded. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows.

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

In all periods, stock-based compensation is classified in various categories in the financial statements including “interest expense” and general and administrative expense.

Income Taxes

We incurred net operating losses for the three and nine months ended June 30, 2006 and 2005, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal net operating loss carryover of approximately $108.8 million as of June 30, 2006, which expires through 2025 and of which $30.0 million is subject to various Section 382 limitations.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended June 30, 2006 were $5.7 million, a decrease of $0.1 million, or 2%, from the three months ended June 30, 2005. The decrease in our consolidated net sales for the three months ended June 30, 2006 reflected a decrease of $0.3 million attributable to the cancellation of our co-promotion agreement with Primus, a reduction in sales of Histex I/E due to the manufacturer’s voluntary recall of this product and the decision to increase our reserves for chargebacks, rebates, and returns. This was offset by an increase of $0.6 million in net sales in our Biopharmaceutical Products and Services segment, primarily resulting from an increase of $0.6 million in our Biovest subsidiary’s sales.

Cost of Sales. Our cost of sales for the three months ended June 30, 2006 was $2.4 million, or 41% of net sales, compared to $1.9 million, or 35% of net sales, during the three months ended June 30, 2005. This represented a decrease of $0.4 million, or 22%, over the three months ended June 30, 2005. The increase in cost of sales as a percentage of net sales was attributable primarily to an increase in the sales of lower margin products in are specialty pharmaceutical segment and the decision to increase our reserves for chargebacks, rebates, and returns.

Research and Development Expenses. Our research and development costs were $3.5 million for the three months ended June 30, 2006, an increase of $0.3 million, or 11%, over the three months ended June 30, 2005. This increase included $0.5 million in SinuNase development. Biovest research and development expense increased from $2.5 million in the three months ended June 30, 2005 to $3.0 million in the three months ended June 30, 2006 due to increased emphasis on BiovaxID product development.

Sales and Marketing expenses. Our sales and marketing expenses were $4.2 million for the three months ended June 30, 2006; a decrease of $0.1 million, or 1%, below the three months ended June 30, 2005.

General and Administrative Expenses. Our general and administrative expenses were $5.1 million for the three months ended June 30, 2006, an increase of $0.3 million, or 6%, below the three months ended June 30, 2005.

Interest Expense, net. In the three months ended June 30, 2006, our net interest expense was $2.2 million, an increase of $1.5 million, over the three months ended June 30, 2005. The increase was due primarily to interest on our Laurus term note, Laurus revolver, and Hopkins II line of credit. Interest income in both years was nominal.

Preferred Stock Dividends. In the three months ended June 30, 2006, we incurred no dividend costs, compared to $0.1 million in the three months ended June 30, 2005. There was no dividend cost in the three months ended June 30, 2006 due to the conversion of all Series E preferred stock to common stock at our Initial Public Offering in November 2005. Dividends for the three months ended June 30, 2005 consisted of dividends accrued on our Series E preferred stock.

Segment Operating Results

	For the Three months ended June 30,
	2006		2005
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$2,051,667		$1,476,098
All other business units	2,562,280		2,526,586

Total Biopharmaceutical Products and Services	4,613,947		4,002,684
Specialty Pharmaceuticals	1,112,580		1,605,623

Total Net Sales	$5,726,527		$5,608,307

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$1,149,090		$776,287
All other business units	598,091		683,831

Total Biopharmaceutical Products and Services	1,747,181	38%	1,460,118	36%
Specialty Pharmaceuticals	618,794	56%	484,134	30%

Total Cost of Sales	$2,365,975		$1,944,252

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$902,577		$699,811
All other business units	1,964,189		1,842,755

Total Biopharmaceutical Products and Services	2,866,766	62%	2,542,566	64%

Specialty Pharmaceuticals	493,786	44%	1,121,489	70%

Total Gross Margin	$3,360,552		$3,664,055

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$3,047,970		$2,513,144
All other business units	484,759		681,153

Total Biopharmaceutical Products and Services	3,532,729	77%	3,194,297	80%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$3,532,729		$3,194,297

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$28,469		$29,927
All other business units	—		366,435

Total Biopharmaceutical Products and Services	28,469	1%	396,362	10%
Specialty Pharmaceuticals	4,191,812	377%	3,873,362	241%

Total Sales and Marketing Expenses	$4,220,281		$4,269,724

Biopharmaceutical Products and Services

Net Sales. Net sales in our Biopharmaceutical Products and Services segment for the three months ended June 30, 2006, including net sales to related parties, were $4.6 million, an increase of $0.6 million, or 15%, from the three months ended June 30, 2005. This increase was attributable primarily to an increase in sales of $0.6 million in our Biovest subsidiary and an increase of $0.2 million in our Analytica subsidiary.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the three months ended June 30, 2006 was $1.7 million, or 38% of segment net sales, compared to $1.5 million, or 37% of segment net sales, during the three months ended June 30, 2005.

Research and Development Expenses. Our research and development costs in the Biopharmaceutical Products and Services segment were $3.5 million for the three months ended June 30, 2006, an increase of $0.3 million, or 11%, over the three months ended June 30, 2005. This increase is due to increased emphasis on BiovaxID and the phase 3 clinical trial.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.03 million in the three ended June 30, 2006; a decrease of $0.4 million, or 93%, over the three months ended June 30, 2005. This increase was attributable to our shift in emphasis in that segment away from cell culture products and services and more toward the development of BiovaxID.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the three months ended June 30, 2006, including net sales to related parties, were $1.1 million, a decrease of $0.5 million, or 44%, from the three months ended June 30, 2005 was primarily attributable to a decrease in co-promotion revenue of $.3 million attributable to the cancellation of the Primus agreement and a reduction in sales of Histex I/E due to the manufacturers voluntary recall of this product, and a decision to increase our reserves for chargebacks, rebates, and returns. This additional reserve is considered necessary due to the potential for returns attributable to the Histex I/E recall and the FDA’s guidance related to continued manufacturing of products containing carbinoxamine of which this segment promotes three products containing this ingredient under the Histex label.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the three months ended June 30, 2006 was $0.6 million, or 56% of net sales, compared to $0.5 million, or 30% of net sales, during the three months ended June 30, 2005. The increase in cost of sales as a percentage of net sales was primarily due to a decision to increase our reserves for chargeback, rebates, and returns.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the three month periods ended June 30, 2006 or 2005.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $4.2 million in the three months ended June 30, 2006; an increase of $0.3 million, or 8%, over the three months ended June 30, 2005. This increase was primarily due to expenses related to the launch of MD Turbo.

Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

Consolidated Results of Operations

Net Sales. Our net sales for the nine months ended June 30, 2006 were $19.6 million, an increase of $1.9 million, or 11%, from the nine months ended June 30, 2006. The increase in our consolidated net sales for the nine months ended June 30, 2005 reflected an increase of $2.0 million in net sales in our Biopharmaceutical Products and Services segment, primarily resulting from a $1.3 million increase in net sales of our Biovest subsidiary and a $1.1 million increase in net sales of our Analytica International subsidiary. The increase in our consolidated net sales for the nine months ended June 30, 2006 also reflected a $0.3 million decrease in net sales in our Specialty Pharmaceuticals segment.

Cost of Sales. Our cost of sales for the nine months ended June 30, 2006 was $6.9 million, or 35% of net sales, compared to $6.3 million, or 36% of net sales, during the nine months ended June 30, 2005. This represented an increase of $0.6 million, or 9%, over the nine months ended June 30, 2005.

Research and Development Expenses. Our research and development costs were $9.7 million for the nine months ended June 30, 2006, an increase of $2.1 million, or 27%, over the nine months ended June 30, 2005. This increase included $1.5 million in SinuNase development compared to $1.2 million in SinuNase development for the same period last year. Biovest research and development expense increased from $6.3 million in the nine months ended June 30, 2005 to $8.2 million in the nine months ended June 30, 2006 due to increased emphasis on BiovaxID and its phase 3 clinical trial.

Sales and Marketing expenses. Our sales and marketing expenses were $1.1 million for the nine months ended June 30, 2006; a decrease of $0.6 million, or 5%, over the nine months ended June 30, 2005. This decrease was due in part to $1.1 million of decreased costs in our Biopharmaceutical Products and Services segment resulting from our shift in emphasis in that segment away from cell culture products and services and more toward the development of BiovaxID. This decrease was offset by higher costs of $0.5 million in our Specialty Pharmaceutical segment due in part to expenses related to the launch of MD Turbo and Xodol 7.5/300 and 5.0/300.

General and Administrative Expenses. Our general and administrative expenses were $16.3 million for the nine months ended June 30, 2006, an increase of $1.7 million, or 12%, over the nine months ended June 30, 2005. This increase was a result of the growth of our corporate infrastructure necessary to support your business and costs associated with being a public company.

Interest Expense, net. In the nine months ended June 30, 2006, our net interest expense was $4.4 million, an increase of $2.2 million, over the nine months ended June 30, 2005. The increase was due primarily to interest on our Laurus term note, Laurus revolver, and Hopkins II line of credit. Interest income in both years was nominal.

Preferred Stock Dividends. In the nine months ended June 30, 2006, we incurred dividend costs of $0.04 million, compared to $5.3 million in the nine months ended June 30, 2005. There was minimal dividend cost in the nine months ended June 30, 2006 due to the conversion of all Series E preferred stock to common stock at our Initial Public Offering in November 2005. Dividends for the three months ended June 30, 2005 consisted of dividends accrued on our Series E preferred stock.

Segment Operating Results

	For the Nine months ended June 30,
	2006		2005
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$5,425,638		$4,086,566
All other business units	7,885,592		7,048,827

Total Biopharmaceutical Products and Services	13,311,230		11,135,393
Specialty Pharmaceuticals	6,287,188		6,565,225

Total Net Sales	$19,598,418		$17,700,618

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$2,980,532		$2,996,185
All other business units	2,010,069		1,823,639

Total Biopharmaceutical Products and Services	4,990,601	37%	4,819,824	43%
Specialty Pharmaceuticals	1,901,762	30%	1,511,917	23%

Total Cost of Sales	$6,892,363		$6,331,741

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$2,445,106		$1,090,381
All other business units	5,875,523		5,225,188

Total Biopharmaceutical Products and Services	8,320,629	63%	6,315,569	57%
Specialty Pharmaceuticals	4,385,426	70%	5,053,308	77%

Total Gross Margin	$12,706,055		$11,368,877

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$8,206,961		$6,626,480
All other business units	1,449,874		951,726

Total Biopharmaceutical Products and Services	9,656,835	73%	7,578,206	68%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$9,656,835		$7,578,206

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$117,689		$229,906
All other business units	320,946		1,287,213

Total Biopharmaceutical Products and Services	438,635	3%	1,517,119	14%
Specialty Pharmaceuticals	10,640,347	169%	10,142,898	154%

Total Sales and Marketing Expenses	$11,078,982		$11,660,017

Biopharmaceutical Products and Services

Net Sales. Net sales in our Biopharmaceutical Products and Services segment for the nine months ended June 30, 2006, including net sales to related parties, were $13.3 million, an increase of $2.2 million, or 20%, from the nine months ended June 30, 2005. This increase was attributable primarily to an increase in sales of $1.1 million in our Analytica subsidiary and an increase of $1.1 million in sales of instrument hardware and disposals.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the nine months ended June 30, 2006 was $4.9 million, or 37% of segment net sales, compared to $4.8 million, or 43% of segment net sales, during the nine months ended June 30, 2005.

Research and Development Expenses. Our research and development costs in the Biopharmaceutical Products and Services segment were $9.7 million for the nine months ended June 30, 2006; an increase of $2.1 million, or 27%, over the nine months ended June 30, 2005. This increase included additional expenses relating to our BiovaxID project, as well as $1.5 million in SinuNase development expenses.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.4 million in the nine ended June 30, 2006; a decrease of $1.1 million, or 11%, over the nine months ended June 30, 2005. This decrease was attributable to our shift in emphasis in that segment away from cell culture products and services and more toward the development of BiovaxID.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the nine months ended June 30, 2006, including net sales to related parties, were $6.3 million, an decrease of $0.3 million, or 4%, from the nine months ended June 30, 2005. This decrease was primarily attributable to a decrease in Histex I/E sales due to the manufacturer’s voluntary recall of the product, and a decision to increase reserves for chargebacks, rebates, and returns. This additional reserve is considered necessary due to the potential for returns attributable to the Histex I/E recall and the FDA’s guidance related to continued manufacturing of products containing carbinoxamine of which this segment promotes three products containing this ingredient under the Histex label.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the nine months ended June 30, 2006 was $1.9 million, or 30% of net sales, compared to $1.5 million, or 23% of net sales, during the nine months ended June 30, 2005. The increase in cost of sales as a percentage of net sales was attributable to a change of product sales mix due to the introduction of MD Turbo during the quarter ended June 30, 2006 which has a higher cost of goods and less sales of the Histex line with a lower cost of sales, and the decision to increase our reserves for chargebacks, rebates, and returns.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the nine month periods ended June 30, 2006 or 2005.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $10.6 million in the nine months ended June 30, 2006; an increase of $0.5 million, or 5%, over the nine months ended June 30, 2005. This increase was primarily due to expenses related to the launch of MD Turbo in addition to the launch of Xodol 7.5/300 and 5.0/300.

Liquidity and Capital Resources

Sources of Liquidity

We are anticipating that operating cash flow deficits will be offset by net cash inflows from financing activities, such as debt or equity placements, and accessing existing or new credit facilities, and receipt of repayment of inter-company demand loans. At June 30, 2006, we had $ 5.3 million in cash, including $5.0 million in restricted cash, $4.1 million in accounts receivable, $1.1 million of earned but unbilled receivables, and $3.8 million in availability under existing lines of credit.

We are currently engaged in efforts to restructure certain of our existing indebtedness in order to increase available funds on a near-term basis. Additionally, both Accentia and its subsidiary, Biovest, also intend to seek additional financing through one or more public or private equity offerings, additional debt financings, corporate collaborations or licensing transactions. If Biovest is successful in consummating additional financings it is anticipated that Biovest may repay some or all of the outstanding inter-company demand notes payable to Accentia and thereafter Biovest will commence the funding of its ongoing operations without additional inter-company loans from Accentia.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in the Company’s best interest, we may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. There are currently no commitments in place for any debt or equity financing being sought by us or by Biovest, excluding future NMTC transactions, nor can assurances be given that such financing will be available. While we are confident that we will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard.

Debt Financing

As of June 30, 2006, our long-term debt, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $31.7 million. We currently have credit facilities with various lenders, including the following:

Credit Facility with Laurus Master Fund, Ltd., Accentia - Under a credit facility with Laurus Master Fund, Ltd., or Laurus, at June 30, 2006, we had total borrowing availability of up to $15.0 million. We entered into this credit facility in April 2005, and it has been amended in August 2005, December 2005, and February 2006. A total of $14.2 million in principal and $0.2 million in accrued but unpaid interest was outstanding under this credit facility as of June 30, 2006. The Laurus credit facility consists of two components: a term loan in the principal amount of $10.0 million, under which $9.7 million in principal and $0.1 million in accrued but unpaid interest were outstanding as of June 30, 2006, and a revolving loan of up to $5.0 million, under which $4.5 million in principal and $0.1 million in accrued but unpaid interest were outstanding as of June 30, 2006. Under the revolving loan portion of the credit facility, we have the right to borrow up to the sum of 85% of all of eligible accounts receivable and 50% of eligible inventory and other assets pledged to secure the loan (with the eligibility criteria being set forth in the loan agreements). The Laurus credit facility is secured by a first priority security interest in all of the tangible and intangible assets of Accentia Biopharmaceuticals, Inc. and our Analytica subsidiary (including the stock of their respective subsidiaries). This security interest does not extend to any assets of our TEAMM, Biovest, or foreign subsidiary. The notes are also secured by certain publicly traded securities owned by the Francis E. O’Donnell Jr. Irrevocable Trust #1. The principal and accrued but unpaid interest under the Laurus credit facility is convertible by Laurus into shares of our common stock at a fixed conversion price of $6.80 per share, provided that there are certain limitations on when and how much of the loan can be converted at any one period of time, and further provided that no more than $2.5 million of the revolving loan can be converted into shares of our common stock.

The term loan portion of the Laurus credit facility accrues interest at a rate of the greater of 10.00% per annum or prime rate plus 4%. The revolving loan portion of the credit facility accrues interest at a rate equal to the greater of 7.75% per year or prime rate plus 2%. The term loan under the Laurus credit facility is payable through April 29, 2008 in equal monthly payments of principal and interest of $0.3 million. The revolving loan is due on April 29, 2008, with all accrued but unpaid interest payable monthly. We have the right to redeem the Laurus notes at any time at a redemption price equal to 130% of the principal amount plus all accrued but unpaid interest, subject to the right of Laurus to convert the notes prior to a redemption, provided that any portion of the revolving loan that exceeds $2.5 million can be prepaid at any time without penalty. Under the terms specified in our agreements with Laurus and subject to certain volume limitations, Laurus will be required to convert certain amounts under credit facility into shares of our common stock if there is an effective current registration statement in place covering the resale of shares issuable to Laurus under the credit facility and if the market price of our common stock reaches $10.00 per share. Also in connection with the Laurus credit facility, as amended, we issued to Laurus warrants to purchase up to 1 million shares of our common stock at an exercise price of $8.00 per share, 277,778 shares of our common stock at an exercise price of $.001 per share, and 113,000 shares of our common stock at an exercise price of $.01 per share.

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

The Note and Warrant were purchased pursuant to a Note and Warrant Purchase Agreement between Biovest and Laurus (the “Purchase Agreement”). The following describes certain material terms of the Biovest Transaction:

•	Under the terms of the Note, $299,000 of the principal amount was disbursed at the closing of Laurus and other third parties to cover closing fees and expenses relating to the transaction, and $7,500,000 of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus.

•	Under otherwise agreed by Laurus is expected to authorize disbursements from the Restricted Account as the Company is able to secure additional working capital financing, including without limitation through financings involving New Market Tax Credits in the amounts and of the type more particularly described in the Transaction documents. On April 28, 2006, $2.5 million was released from the restricted account as part of a financing transaction involving New Market Tax Credits.

•	The Note will become due and payable on March 31, 2009, provided that any portion of the principal amount not contained in the Restricted Account will be amortized in equal monthly payments of principal and interest beginning on July 1, 2006 and ending on the maturity date. The initial monthly payment amount will be $9,060.61 per month, provided that as amounts are released from the Restricted Account from time to time, such amounts will be added to the amortizing portion of the Note, and the monthly payments will increase accordingly. The Note can be prepaid by Biovest at any time without penalty.

•	The outstanding principal amount of the Note will bear interest at a rate equal to the greater of the prime rate plus 2% or 9% per annum, except that any portion of the principal amount contained in the Restricted Account will bear interest at prime rate.

•	Sixty-four percent (64%) of the Note is guaranteed by Accentia. We also have a separate credit facility with Laurus pursuant to which Accentia has pledged its assets as collateral, and pursuant to the Transaction documents, this pledge of collateral by Accentia will also secure our guarantee of the Note. Additionally, all of the assets of Biovest, including its intellectual property and the stock of Biovax, Inc. subsidiary, were pledged by Biovest as collateral of the Note and Obligations to Laurus.

•	The Warrant provides that Laurus may purchase up to 18,087,889 shares of Biovest’s common stock at an exercise price equal to $.01 per share. The Warrant will expire on March 31, 2021.

•	In connection with the Transaction, Laurus and Biovest entered into a registration agreement providing that Laurus will have the right to require Biovest to file a registration statement with the U.S. Securities and Exchange Commission to register the resale of the shares issuable to Laurus pursuant to the exercise of the warrant. Biovest will be required to file such registration statement within sixty (60) days after written demand by Laurus, provided that in no event will Biovest be required to file such registration statement earlier than ninety (90) days after the closing of the Transaction.

The note payable provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. The Company evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, the Company determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first traunch, the Company reclassified an amount of $306,750 which represents the estimated fair value of the default put liability. The default put liability is initially and subsequently carried at fair value with changes recorded in income. As additional traunches are released in future periods, the Company will be required to recognize the default put liability associated with each release of funds.

Credit Facility with Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Missouri State Bank and Trust Company. In March of 2006 we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a January 2007 maturity date. The agreement is secured by the accounts receivable and inventory of our TEAMM subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (directors and/or principal shareholders of our company). As of June 30, 2006, the entire $4.0 million credit facility had been drawn and was outstanding.

Credit Facility with Hopkins II. We are also a party to a bridge loan credit facility from The Hopkins Capital Group II, LLC, otherwise referred to as Hopkins II. Dr. Francis E. O’Donnell, our Chief Executive Officer and Chairman, is the sole manager of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II. In August 2005, we entered into a bridge loan agreement with Hopkins II that provides for aggregate borrowing availability of up to $7.5 million in principal amount at an interest rate of 4.25% per annum simple interest. This loan (including all accrued interest) will become due upon the earlier of August 16, 2007 or the completion by our company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). We may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the bridge loan becomes due or on which we desire to prepay the loan, we must not be in default under our credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied. Under the bridge loan agreement with Hopkins II, we have the unconditional right to borrow up to $5.0 million in the aggregate upon ten days’ prior written notice to Hopkins II, provided that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. As of June 30, 2006, the net amount of $1.0 million in principal was outstanding under this facility and $0.04 million in accrued but unpaid interest was outstanding after principal of $3.2 million and accrued interest of $0.1 million was converted into common stock. No payments of principal or interest are due until the maturity date of the loan. The Hopkins II bridge loan is subordinate to the Laurus credit facility, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

Loan from McKesson Corporation. In October 2002, we entered into a credit facility with McKesson Corporation in the initial amount of approximately $10 million. As of September 30, 2005, prior to our initial public offering, approximately $6.0 million in principal and interest had been outstanding under this credit facility. During the nine months ended June 30, 2006, we reduced this indebtedness by $5.5 million, such that as of June 30, 2006, $0.8 million in principal remained outstanding under this loan. This loan bears interest at a rate of 10% per year and is secured all of the assets of Accentia Biopharmaceuticals, Inc., including its stock in each of its subsidiaries, as well as certain publicly traded securities owned by two irrevocable trusts established by Dr. O’Donnell.

Loan from Harbinger Mezzanine Partners, L.P. As of June 30, 2006, we had a loan outstanding from Harbinger Mezzanine Partners, L.P. in the principal amount $3.0 million plus $0.05 million in accrued interest. The outstanding balance as of June 30, 2006 takes into account a $5.0 million pay down of this loan during the nine months ended June 30, 2006. This loan bears interest at a rate of 13.5% per annum and will become due in June 2006, with interest payable monthly. The loan is secured by receivables, inventories, and intangible assets of our TEAMM subsidiary. The principal and accrued interest were paid July 13, 2006.

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

In June 2003, we purchased 81% of the outstanding capital stock of Biovest International, Inc. for $20.0 million pursuant to an Investment Agreement with Biovest. Under the Investment Agreement, as amended, we paid $2.5 million in cash at closing, $2.5 million by a 90-day note, and the balance of $15.0 million by a non-interest-bearing promissory note. As of December 31, 2005, this note had been satisfied in full, and during the nine months ended June 30, 2006, we advanced an additional $7.1 million to Biovest in the form of an inter-company demand loan. This loan does not appear in our condensed consolidated financial statements because it is eliminated upon consolidation. Biovest is actively pursuing one of more financing transactions in the form of a debt financing, equity financing, or collaboration or licensing transaction. We anticipate that we will demand payment of the inter-company demand loan when Biovest completes an adequate financing transaction, although there is no assurance as to when and if Biovest will be able to complete such a financing.

Cash Flows for the Nine Months Ended June 30, 2006

For the nine months ended June 30, 2006, we used $19.7 million in cash to fund our operating activities. This consisted primarily of a net loss of $26.2 million and $2.9 million derivative gain, reduced by non-cash charges for $0.5 million of depreciation, $1.6 million in amortization of intangibles, $0.9 million of stock-based compensation, and $1.1 million in accretion of debt discounts. Cash increased primarily due to the $4.0 million change in accrued liabilities, $0.3 million change in accounts receivable, offset by $0.5 million payments for inventory, and $0.1 million for inventory deposits.

We used net cash in investing activities of $2.3 million for the nine months ended June 30, 2006, primarily consisting of payments for product rights of $1.6 million, and improvements to our Worcester laboratory facility and other furniture, equipment, and leasehold improvements of $0.7 million.

We had net cash flows from financing activities of $19.4 million for the nine months ended June 30, 2006, consisting primarily of $22.5 million in proceeds from the issuance common stock, and net funding from lines of credit of $3.4 million. We reduced debt by $10.1 million, received proceeds from a minority interest investment in Biovest of $1.7 million, received net proceeds from non-controlling investment in variable interest entity, and $2.5 million in restricted cash was released.

Our net working capital deficit at June 30, 2006 decreased from September 30, 2005 by $16.9 million to $23.7 million, which was attributed largely to the proceeds from our initial public offering and proceeds from the conversion of preferred stock to common stock. This was offset by a fiscal nine months 2006 loss that was funded through debt and equity proceeds and refinancing of certain short-term debt to long-term.

The amount of our net working capital, which had a deficit of $23.7 million at June 30, 2006, will continue to be affected by our accounts receivable, and we expect that our accounts receivable will grow in connection with an anticipated growth in revenues from sales of products in our Specialty Pharmaceuticals segment. At June 30, 2006, our net accounts receivable, and earned but unbilled receivables was $5.2 million, an increase of $0.1 million from September 30, 2005.

Cash Flows for the Nine Months Ended June 30, 2005

For the nine months ended June 30, 2005, we used $23.5 million in cash to fund our operating activities. This consisted primarily of a net loss of $28.6 million, an increase in accounts receivables of $0.4 million, increase in accounts payable of $2.0 million, increase in accrued expenses of $2.3 million, reduced by non-cash charges approximately $0.5 million in depreciation, $2.1 million in amortization of intangibles, $0.6 million in stock-based compensation, and $2.5 million loss on conversion of shareholder debt to preferred stock., derivative loss of $0.2 million, and other non-cash charges of $0.01 million.

We used net cash in investing activities of $4.6 million for the nine months ended June 30, 2005, primarily consisting of payments for product rights of $4.3 million, and furniture, fixtures and leasehold improvements of $0.4 million.

We had net cash flows from investing activities of $31.4 million, consisting primarily of the proceeds from the issuance of preferred stock of $19.1 million, proceeds from the issuance of common stock of $0.6 million, and proceeds from convertible debentures of $5.0 million. We reduced debt by $2.0 million, increased lines of credit by $1.8 million, and paid $0.3 million in dividends.

Our net working capital deficit at June 30, 2005 increased from September 30, 2004 by $11.3 million to $19.9 million, which was attributed largely to the derivative liability.

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of June 30, 2006. The long- and short-term debt, fixed milestone obligations and license fees are reflected as liabilities on our balance sheet as of June 30, 2006. Operating leases are accrued and paid on a monthly basis.

The amounts listed for license agreements represent our fixed obligations payable to distribution partners for licensed products. The amounts listed for minimum royalty payments do not include those royalties on net sales of our products that may be in excess or not subject to minimum royalty obligations.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$11,406	$14,019	$—	$—	$25,425
License agreements	300	—	—	—	300
Minimum royalty payments	1,500	2,950	1,563	—	6,013
Product manufacturing and supply agreements	240	308	—	—	548
Cooperative research and development agreement	180	255	—	—	435
Employment agreements	3,234	5,615	698	—	9,547
Operating lease obligations	2,061	2,966	1,660	—	6,687

	$18,921	$26,113	$3,921	$—	$48,955

The above table does not include any additional amounts that we may be required to pay under license or distribution agreements upon the achievement of scientific, regulatory, and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of drug approval applications to the FDA and approval of such applications. While we cannot predict when and if such events will occur, depending on the successful achievement of such scientific, regulatory and commercial milestones, we may owe up to $2.5 million, $8.8 million, and $5.0 million in twelve months ended June 30, 2006, 2007 and 2008, respectively.

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

Under the September 2004 Royalty Stream Purchase Agreement with PPD, as described above, if PPD does not receive at least $2.5 million in royalties from SinuNase under this agreement by 2009, then PPD has the right to terminate the agreement. In the event of such a termination, we will be required to refund up to the $2.5 million which PPD paid to us upon the execution of the agreement in consideration of the future royalty rights, offset by any amounts paid to the date of termination. As of June 30, 2006, we had paid $0.1 million to PPD.

Under the promissory note that we issued to Biovest in connection with our June 2003 investment agreement with Biovest, a total of $15.0 million became payable to Biovest on various dates through June 2007. In August 2004, we entered into an amendment of the investment agreement under which we agreed to use reasonable efforts to make advances to Biovest under the note prior to the due date of the payments thereunder. We completed funding of our commitment under the note by December 31, 2005. At June 30, 2006, we had outstanding intercompany advances of $7.1 million.

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

Subsequent to our IPO and as of June 30, 2006, we had used all of the net proceeds of our IPO as follows:

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

(d) $5.3 million to fund our additional working capital and general corporate purposes.

Options Exercised

In the nine months ended June 30, 2006, 29,828 common stock options were exercised.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q

Number	Description of Document
10.8	Amendment and Consent to Release between Biovest International, Inc. and Laurus Master Fund dated August 2, 2006

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ACCENTIA BIOPHARMACEUTICALS, INC.
(Registrant)

Date: August 14, 2006	/s/ Francis E. O’Donnell, Jr., MD
Francis E. O’Donnell, Jr., MD
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer
(Principal Financial and Accounting Officer)