Form 10-Q
period 2006-12-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2007-02-14
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 31, 2006, there were 31,733,678 shares of the registrant’s Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Accentia Biopharmaceuticals, Inc.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (Unaudited)	September 30, 2006 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,243,830	$15,391,799
Cash, restricted, net of non-current portion of $2.3 million at December 31, 2006 and September 30, 2006, respectively	5,085,118	7,550,817
Accounts receivable:
Trade, net of allowance for doubtful accounts of $372,639 at December 31, 2006 and $366,309 at September 30, 2006	3,695,466	2,719,280
Stockholder	—	170,510
Inventories	1,630,817	1,500,185
Inventory deposits	930,368	997,149
Unbilled receivables	1,547,311	1,087,159
Prepaid expenses and other current assets	1,507,454	700,490

Total current assets	17,640,364	30,117,389

Cash, restricted, non-current	2,328,584	2,328,584

Goodwill	1,193,437	1,193,437

Other intangible assets:
Product rights	16,142,699	19,914,707
Non-compete agreements	2,104,000	2,104,000
Trademarks	1,634,659	1,634,659
Purchased customer relationships	1,268,950	1,268,950
Other intangible assets	648,288	648,288
Accumulated amortization	(556,331)	(7,783,227)

Total other intangible assets	16,234,265	17,787,377

Furniture, equipment and leasehold improvements, net	1,491,214	1,535,978
Deferred finance costs	4,546,998	4,109,028
Other assets	65,121	64,449

	$43,499,983	$57,136,242

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	December 31, 2006 (Unaudited)	September 30, 2006 (Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$5,959,341	$5,652,152
Lines of credit:
Related party	1,060,497	1,060,497
Other	13,231,422	13,925,473
Accounts payable (including related party of $800,798 and $688,135 at December 31, 2006 and September 30, 2006, respectively)	6,170,207	8,016,559
Accrued expenses	7,238,721	10,160,946
Unearned revenues	1,691,097	1,395,098
Dividends payable	479,452	479,452
Customer deposits	1,893,420	1,025,404
Deposits, related party	3,000,000	3,000,000
Derivative liability	16,078,439	5,870,088

Total current liabilities	56,802,596	50,585,669

Long-term debt, net of current maturities	31,691,633	27,021,205
Other liabilities, related party	2,356,717	2,370,200

Total liabilities	90,850,946	79,977,074

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	December 31, 2006 (Unaudited)	September 30, 2006 (Audited)
Non-controlling interest in variable interest entities	$6,000,000	$3,600,000

Commitments and contingencies (Note 10 )	—	—
Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 31,733,678 and 31,716,279 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively.	31,734	31,716
Additional paid-in capital	138,832,915	135,102,051
Accumulated deficit	(192,215,612)	(161,574,599)

Total stockholders’ deficit	(53,350,963)	(26,440,832)

	$43,499,983	$57,136,242

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2006	2005
Net Sales:
Products	$2,936,017	$2,146,678
Services	2,772,425	3,043,463
Related party, products	173,301	1,627,825

Total net sales	5,881,743	6,817,966

Cost of sales:
Products	834,740	928,561
Services	790,552	947,212

Total cost of sales (exclusive of amortization of acquired product rights)	1,625,292	1,875,773

Gross margin	4,256,451	4,942,193

Operating expenses:
Research and development	3,798,672	3,065,890
Research and development, related party	592,086	93,982
Sales and marketing	2,177,455	3,259,948
General and administrative	6,792,458	5,365,723
Royalties	—	564,392

Total operating expenses	13,360,671	12,349,935

Operating loss	(9,104,220)	(7,407,742)
Other income (expense):
Interest expense	(3,222,704)	(905,146)
Interest expense, net, related party	—	(100,834)
Change in fair value of convertible debentures	(8,017,767)	—
Loss on sale of assets	(1,181,325)	—
Derivative gain (loss)	(649,931)	6,363,477
Loss on financing transaction (Note 12)	(8,780,712)	—
Absorption of prior gains against minority interest	269,401	1,689,800
Other income (expense)	46,245	43,419

Loss from operations before income taxes	(30,641,013)	(317,026)
Income taxes	—	—

Net loss	(30,641,013)	(317,026)

Preferred stock dividends, other	—	(40,739)

Loss attributable to common stockholders	$(30,641,013)	$(357,765)

Weighted average shares outstanding, basic and diluted	31,720,472	20,695,219

Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share	$(0.97)	$(0.02)

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, September 30, 2006	31,716,279	$31,716	$135,102,051	$(161,574,599)	$(26,440,832)
Issuance of common stock for cash – options exercise	10,550	11	17,454	—	17,465
Stock-based compensation	—	—	2,301,710	—	2,301,710
Issuance of warrants for financing costs	—	—	1,389,448	—	1,389,448
Issuance of common stock for financing costs	6,849	7	22,252	—	22,259
Net loss for the period	—	—	—	(30,641,013)	(30,641,013)

Balances, December 31, 2006	31,733,678	$31,734	$138,832,915	$(192,215,612)	$(53,350,963)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(30,641,013)	$(317,026)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	1,181,325	—
Loss on financing transaction	8,780,712	—
Change in fair market value adjustment of convertible debentures	8,017,767	—
Depreciation	148,918	186,643
Amortization	231,111	581,803
Stock-based compensation	1,060,077	48,286
Accretion of debt discounts	436,647	285,904
Derivative (gain) loss	649,931	(6,363,477)
Issuance of common stock warrants for finance costs	1,389,448	—
Issuance of common stock for finance costs	22,259	—
Absorption of prior losses against minority interest	(267,400)	(1,689,800)
Other non-cash charges	(6,997)	143
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(805,676)	(686,157)
Inventories	(683,329)	(377,138)
Inventory deposits	66,781	259,740
Unbilled receivables	(460,152)	(44,403)
Prepaid expenses and other current assets	(806,964)	(164,835)
Other assets	(305,894)	(20,543)
Accounts payable	(1,846,352)	(1,379,715)
Accrued expenses	(802,061)	1,823,869
Unearned revenues	295,999	721,367
Customer deposits	866,466	(98,257)

Net cash flows from operating activities	(13,478,397)	(7,233,596)

Cash flows from investing activities:
Proceeds from sale of assets	4,811,143	—
Proceeds from financing carried in restricted cash	2,391,329	—
Acquisition of furniture, equipment, and leasehold improvements	(97,158)	(226,488)
Acquisition of product rights and other intangibles	(3,500,000)	(1,068,087)

Net cash flows from investing activities	3,605,314	(1,294,575)

Cash flows from financing activities:
Deferred offering costs	—	821,573
Payments on notes payable and long-term debt	(3,460,195)	(7,564,044)
Proceeds from issuance of common stock	—	14,741,362
Proceeds from the exercise of stock options	17,465	8,069
Proceeds from non-controlling investment in variable interest equity	2,400,000	—
Due from related party	(13,483)	(11,668)
Proceeds from long-term debt	28,990	—
Proceeds from (payments on a) line of credit, net	(1,247,663)	3,265,565

Net cash flows from financing activities	(2,274,886)	11,260,857

Net change in cash and cash equivalents	(12,147,969)	2,732,686

Cash and cash equivalents at beginning of period	15,391,799	2,763,451

Cash and cash equivalents at end of period	$3,243,830	$5,496,137

Supplemental cash flow information:
Cash paid for:
Interest	$690,630	$233,750
Income taxes	$—	$—

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

1. Description of the company

Accentia Biopharmaceuticals, Inc. and its subsidiaries, Analytica International, Inc. (“Analytica”), TEAMM Pharmaceuticals, Inc., d/b/a Accentia Pharmaceuticals (“Accentia Pharmaceuticals”), Accent RX, Inc. (“AccentRx”), Biovest International, Inc. (“Biovest” or “BVTI”), and Accentia Specialty Pharmacy (“ASP”) (collectively referred to as the “Company” or “Accentia”) is a vertically integrated biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the therapeutic areas of respiratory disease and oncology. The Company has two product candidates in Phase 3 clinical trials. The first product candidate, SinuNase ™ , has been developed as a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis. The second product candidate, BiovaxID ™ , is a patient-specific cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID is currently in a pivotal Phase 3 clinical trial. In addition to these product candidates, the Company has a specialty pharmaceutical business with a portfolio of marketed products and a pipeline of products under development by third parties.

2. Significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the financial statements.

Results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. For Further information, refer to the financial statements and footnotes therto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Consolidation policy

The consolidated financial statements represent the consolidation of wholly and majority-owned companies and variable interest entities where the Company has a controlling financial interest or has been determined to be the primary beneficiary under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. All significant intercompany balances and transactions have been eliminated

Financial instruments

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

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. Except as provided in FAS 155, these instruments are required to be carried as derivative liabilities, at fair value, in the consolidated financial statements. In instances, where the Company elects not to bifurcate embedded derivative features, the entire hybrid instrument is carried at fair value in the financial statements.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at:

	December 31, 2006	September 30, 2006
Freestanding derivative (warrants issued in connection with convertible debentures)	$6,297,842	$5,633,719
Freestanding derivative (warrants to purchase Biovest shares issued to Laurus Funds, LTD. by Accentia)	9,428,000	—
Default Put Liability	352,597	236,369

	$16,078,439	$5,870,0888

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	December 31,
	2006	2005
Accentia Common shares indexed:
Embedded derivative instruments that have been bifurcated	—	2,680,254
Freestanding derivative (warrants issued in connection with convertible debentures)	3,681,656	1,328,778
Default Put Liability	—	—

	3,681,656	4,009,032

Biovest Common shares indexed:
Freestanding derivative (warrants to purchase Biovest shares issued to Laurus Funds, LTD. by Accentia)	10,000,000	—

Derivative income (expense) in the accompanying statement of operations is related to the individual derivatives as follows:

	Three Months Ending December 31,
	2006	2005
Embedded derivative instruments	$—	$5,571,405
Freestanding derivatives (warrants)	(664,123)	792,072
Default Put Liability	14,192	—

	$(649,931)	$6,363,477

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

The following table sets forth the calculations of basic and diluted loss per share:

	For the Three Months Ended
	December 31, 2006	December 31, 2005
Numerator:
Net loss applicable to common stockholders	$(30,641,013)	$(357,765)

Denominator:
For basic loss per share—weighted average shares	31,720,472	20,695,219
Effect of dilutive securities	—	—

Weighted average shares for dilutive loss per share	31,720,472	20,695,219

Net loss per share applicable to common stockholders, basic and dilutive	$(0.97)	$(0.02)

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows:

	December 31, 2006	December 31, 2005
Options and warrants to purchase common stock	9,666,697	3,034,105
Convertible debt	11,121,551	1,743,358

Stock based compensation

The Company uses the accounting provisions of Statement of Financial Accounting Standards No. FAS 123R – Accounting for Stock-Based Compensation (FASA 123R”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The Company uses the Black-Scholes options-pricing model to determine the fair value of each option grant

Recent accounting pronouncements

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

In September, 2006 the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover approach quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of this method can lead to the accumulation of misstatements in the balance sheet.

Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Previously filed reports would not be amended, but would be corrected the next time the company files prior year financial statements. Companies are allowed to record a one-time cumulative effect adjustment to correct errors in prior years that previously had been considered immaterial based on their previous approach. SAB 108 is effective for the Company upon issuance of its Fiscal 2008 annual financial statements. However, early application of SAB 108 is permitted for interim periods prior to the issuance of the annual financial statements. The Company is currently evaluating the effect of SAB 108 on its financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

3. Liquidity and management’s plans

The accompanying financial statements have been prepared on a going concern basis, which assumes Accentia will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $30.6 million and used cash from operations of $12.9 million during the three months ended December 31, 2006, and has a working capital deficit of $39.2 million at December 31, 2006. The Company projects operating deficits for fiscal 2007 before consideration of potential funding sources for this same period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Funding to date of the Company’s working capital requirements has resulted principally from the issuance of common and preferred stock and proceeds from debt.

The Company is currently engaged in efforts to restructure certain existing indebtedness in order to increase available funds on a near-term basis, and is also seeking additional financing through public or private equity offerings, additional debt financings, corporate collaborations, or licensing transactions, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of the research or development programs or commercialization efforts.

The Company further anticipates that Biovest will seek additional financing during the next six months through public and private equity offerings, debt financings, corporate collaborations, or licensing transactions. As of January 31, 2007, an aggregate of $8.9 million intercompany demand notes payable to Accentia by Biovest are outstanding, representing funds advanced to Biovest in excess of the funding commitment under an investment agreement plus intercompany obligations arising from the conversion of Biovest notes into common stock of Accentia in accordance with the terms of such notes. Management does not anticipate that Accentia will continue to finance Biovest’s operations. In addition, upon the completion of a Biovest financing transaction, or other contemplated arrangements Management anticipates that Biovest may repay some or all of the outstanding demand notes.

No assurances can be given that such financing will be available. While management is confident that they will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

4. Inventories

Inventories consist of the following:

	December 31, 2006	September 30, 2006
Pharmaceutical products held for sale	$1,180,821	$1,266,732
Finished goods, other, net of $0.6 million and $0.4 million allowance for obsolescence at December 31, 2006 and September 30, 2006 respectively	21,651	34,253
Work-in-process	69,814	102,228
Raw materials	358,531	96,972

	1,630,817	1,500,185

5. Intangible assets

	December 31, 2006 (unaudited)	September 30, 2006 (audited)
Goodwill	$1,193,437	$1,193,437
Other intangible assets:
Product rights	16,142,699	19,914,707
Non-compete agreements	2,104,000	2,104,000
Trademarks	1,634,659	1,634,659
Purchased customer relationships	1,268,950	1,268,950
Other intangible assets	648,288	648,288
Accumulated amortization	(5,564,327)	(7,783,227)

Total other intangible assets	$16,234,265	$17,787,377

Amortizable portion of other intangible assets	$14,483,698	$16,036,807

Future amortization of intangibles is as follows as of December 31, 2006:

Years ending December 31,
2007	$1,032,541
2008	996,070
2009	968,511
2010	961,752
Thereafter	10,524,824

Total	$14,483,698

In October 2006, the Company entered into two separate transactions with two non-affiliated third party purchasers to sell all rights to market and distribute the Xodol and Histex product lines. The sale of these assets required Laurus Master Funds, Ltd. consent. The loss recognized in the quarter ended December 31, 2006 included an allocated portion of the expense associated with the warrants issued to Laurus Master Funds, Ltd. to gain their consent for these transactions.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

6. Lines of credit

Lines of credit consist of the following:

	December 31, 2006	September 30, 2005
Related Party:
Bridge note related party, interest at 4.25%, unsecured, matures August 2007 (a)	$1,060,497	$1,060,497
Other:
Secured revolving note, of which $2.5 million is convertible, due to Laurus Master Fund, Ltd., interest at prime plus 2% (10.25% at December 31, 2006); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share (See Note 6)	9,442,422	9,925,473
Revolving credit agreement, interest at prime rate (8.25% at December 31, 2006); matures January 2008; secured by Company’s accounts receivable and guarantee of major stockholder	3,789,000	4,000,000

	14,291,919	14,985,970
Less current maturities	14,291,919	14,985,970

	$—	$—

(a)	This note was amended to provide up to $4.0 million in available borrowings from Hopkins II. The Company may prepay the bridge loan at any time without penalty or premium. However, on the date on which the bridge loan becomes due or on which the Company desires to prepay the loan, the Company must not be in default under its credit facility with Laurus Master Fund, Ltd., and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied.

The Company has the unconditional right to borrow up to $4.0 million in the aggregate upon ten days’ prior written notice to Hopkins II. The Company’s right to borrow any amounts in excess of $4.0 million is conditioned upon the Company either being in default under its credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. As of December 31, 2006, $1.1 million is outstanding under this bridge loan after conversion of $3.2 million in principal into common stock in May 2006, leaving potentially available borrowing capacity of $2.9 million. The loan is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until the maturity date of the loan.

Dr. Francis E. O’Donnell, the Company’s Chief Executive Officer and Chairman, is the sole manager of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II.

Weighted average interest on all short-term borrowings aggregated 9.27% and 9.29% at December 31, 2006 and September 30 2006, respectively. At December 31, 2006, the Company has an aggregate of $3.7 million available under its lines of credit.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

7. Long-term debt

Long-term debt consists of the following:

	December 31, 2006	September 30 2006
Face value $25,000,000 convertible debentures, at fair value (e)	$29,723,377	$21,727,869
Convertible amortizing term note, due to Laurus Master Fund, LTD., interest payable monthly at prime rate plus 4%; due April 2008 (a)(c)	5,611,987	6,166,670
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2007(b)	92,126	114,499
Convertible amortizing term note (owed by Biovest), due to Laurus Master Fund, Ltd., interest payable monthly at the greater of prime rate plus 2% or 10.25%, due March 31, 2009 (c)	1,935,199	2,354,128
Term note, Pulaski Bank and Trust Company, interest payable monthly at prime rate minus 0.05% or 8.20%, repaid December 2006 (d)	—	2,000,000
Note payable, former employee settlement	80,933	119,950
Other	101,416	104,263
Long term accrued interest	105,936	85,978

	37,650,974	32,673,357
Less current maturities	(5,959,341)	(5,652,152)

	$31,691,633	$27,021,205

Footnotes to long-term debt

(a)	Note is convertible into shares of common stock at $6.80 per share, exercisable through April 2008.
(b)	Notes are convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, exercisable through September 2007.
(c)	Discounts on long-term debt include the value of warrants issued in conjunction with long-term debt and are accreted over the life of the related debt. The debt provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. The Company evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, the Company determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, the Company reclassified an amount of $306,750 which represents the estimated fair value of the default put liability to derivative liability. Upon release of funds under the second tranche, the Company reclassified $122,700 to derivative liability. The default liability is initially and subsequently carried at fair value with changes recorded in income. Accordingly, $352,597 and $236,369 are recorded as a derivative liability in the accompanying balances sheet on December 31, 2006 and September 30, 2006, respectively.
(d)	Upon issuance of the note, $50,000 of the principal amount was disbursed at the closing to Pulaski to cover closing fees relating to the loan transaction. The note was repaid in December 2006. Biovest issued to Pulaski a warrant to purchase up to 66,667 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. The warrant will expire on September 5, 2011. The warrant provides Pulaski with piggy-back registration rights for the shares underlying the warrant.
(e)

Private Placement of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010, resulting in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction. A total of $7.3 million of the proceeds from the Private Offering were placed into an escrow account and will be paid to Laurus when certain amounts become due under the Company’s credit facility with Laurus. The Debentures are convertible at any time, at the option of the holder, into shares of the Company’s common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. Debentures bear interest at 8% per annum with interest payable

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

quarterly in arrears in cash, or, at the Company’s option, in shares of Company common stock. The Debentures will bear default interest at a rate of 18% per annum. The increase from September 30, 2006 was due to an adjustment to fair market value at December 31, 2006.

Beginning October 1, 2007, and on the 1st of each month thereafter, the Company may elect to redeem 1/37th of the face value of the Debentures in cash or, at the Company’s election, with shares of Company common stock, shares of BVTI common stock held by the Company, or a combination thereof. Any unconverted Debentures will become due on September 29, 2010

As a part of the Private Placement, the Company issued Warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 3,136,201 shares of the Company’s common stock at an exercise price of $2.75 per share, provided that such Warrants may be alternatively exercised for shares of BVTI common stock held by the Company at an exercise price of $1.10 per share. All of the Warrants (including the warrants granted to the Placement Agent) will expire on September 29, 2011.

Unless and until shareholder approval of the Private Placement is obtained by the Company, the aggregate number of shares of the Common Stock of the Company issuable upon the conversion of any of the Debentures and upon the exercise of any of the Warrants is limited to 19.99% of the number of shares of Company common stock outstanding on the date of the closing of the Private Placement.

Future maturities of long-term debt are as follows as of December 31, 2006:

Years ending December 31,
2007	$9,185,046
2008	15,447,436
2009	9,144,333
2010	6,412,000

40,188,815
Less unamortized discount and adjustment to fair value on convertible debentures	(2,537,841)

$37,650,974

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Laurus Master Funds, Ltd.

The Laurus financings (owed by Accentia) included registration rights and certain other terms and conditions related to share settlement of the embedded derivatives and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as anti-dilution protection afforded the financing agreements render the number of shares issuable to be indeterminate. In these instances, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values. The following represents the allocation of the proceeds:

Original principal balance of Laurus notes	$20,000,000
Less reduction for:
Fair value of beneficial conversion of options	(4,413,514)
Fair value of warrants	(3,989,610)

Recorded at closing	11,596,876
Accretion of discount (interest expense) through December 31, 2006 using effective interest method	1,280,387
Loss on extinguishment of debt resulting from the August 2005 amendment	4,808,782
Debt payments	(2,631,636)

Carrying value at December 31, 2006	$15,054,409

As presented on balance sheet:
Current maturities of long-term debt-other	$2,506,651
Lines of credit-current	9,442,422
Long-term debt, net of current maturities-other	3,105,336

$15,054,409

The discount to the debt instruments resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective method for the Notes.

The fair value of convertible notes for disclosure purposes only are estimated based upon the present value of the estimated cash flow at credit risk adjusted interest rates for convertible instruments. As of December 31, 2006, estimated fair values and respective carrying values for debt instruments are as follows:

	Fair Value	Carrying Value
$10,000,000 Face Value Convertible Secured Term Note	$7,741,934	$5,611,987
$10,000,000 Revolving Line of Credit	$9,499,120	$9,442,422

8. Stockholders’ equity

During the three months ended December 31, 2006, the following shares of common stock were issued:

10,550 for cash upon the exercise of stock options
6,849 shares for financing costs

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

9. Operational results for Biovest

The following is the results of Biovest on a stand-alone basis as compared to Accentia consolidated results with out Biovest.

	For the three months ended December 31,
	2006		2005
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$1,327,108	$4,554,635	$1,084,975	$5,732,991
Cost of sales	766,092	859,200	602,903	1,272,870

Gross margin	561,016	3,695,435	482,072	4,460,121
Operating expenses	8,956,560	4,404,111	3,424,946	8,924,989

Loss from operations	(8,395,544)	(708,676)	(2,942,874)	(4,464,868)
Interest expense	(2,039,692)	(1,183,012)	(108,590)	(897,390)
Other income (expense)	(13,529,752)	(4,403,807)	37,500	5,919
Derivative gain (loss)	14,192	(664,123)	—	6,363,477
Absorption of prior losses against minority interest	—	269,401	—	1,689,800

Net income (loss)	(23,950,796)	(6,690,217)	(3,013,964)	2,696,938
Dividends	—	—	—	(40,739)

Income (loss) attributable to common shareholders	(23,950,796)	(6,690,217)	(3,013,964)	2,656,199

Weighted average shares outstanding, basic and diluted	31,720,472	31,720,472	20,695,219	20,695,219
Loss attributable to common stockholder per common share	(0.76)	(0.21)	(0.15)	0.13

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

10. Segment information

We define our segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Inter-segment sales were $0.06 and $0.1 million for the three months ended December 31, 2006 and 2005 respectively. Inter-segment sales representing the sale of services from the Biopharmaceutical Products and Services segment to the Specialty Pharmaceuticals segment have been eliminated from segment sales.

Segment information for the three months ended December 31, 2006 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,002,762	$2,106,556	$3,109,318
Services	2,772,425	—	2,772,425

Total net sales	3,775,187	2,106,556	5,881,743

Cost of sales:
Products	398,737	436,003	834,740
Services	790,552	—	790,552

Total cost of sales	1,189,289	436,003	1,625,292

Gross margin	2,585,898	1,670,553	4,256,451

Sales and marketing	29,457	2,147,998	2,177,455
Research and development	4,390,758	—	4,390,758
Total assets	38,212,456	5,287,527	43,499,983
Goodwill	1,193,437	—	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

Domestic and foreign operations

Total assets and net losses of the Company’s foreign subsidiary were insignificant; however, total revenues aggregated approximately 22% of total revenues of the Company in the three months ended December 31, 2006. This entity, which is based in Germany, operates in the Biopharmaceutical Products and Services Segment and its general segment data is included therein. Segment information on a geographic basis for the three months ended December 31, 2006 is as follows:

	Domestic	International (Europe)	Total
Net sales	$4,603,901	$1,277,842	$5,881,743
Net income (loss)	(31,160,866)	519,853	(30,641,013)
Total Assets	39,759,118	3,740,865	43,499,983
Goodwill	893,000	300,437	1,193,437

Segment information on a geographic basis for the three months ended December 31, 2005 is as follows:

	Domestic	International (Europe)	Total
Net sales	$5,793,012	$1,024,954	$6,817,966
Net loss	(242,312)	(74,714)	(317,026)
Total Assets	37,361,650	2,375,991	39,737,641
Goodwill	893,000	300,437	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

11. Commitments and contingencies

a) Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2011. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending December 31,
2007	$2,118,846
2008	1,922,339
2009	1,723,995
2010	658,047
2011	330,363

$6,753,590

Rent expense for all operating leases was approximately $0.8 million, and $0.9 million, for the three months ended December 31, 2006 and December 31, 2005, respectively

Rental income from subleases aggregated $0.1 million and $35,000 in the three months ended December 31, 2006 and December 31, 2005, respectively.

b) Litigation

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

Except for the foregoing, the Company is not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which is covered by insurance. Management believes that these proceedings will not have a material adverse effect on the financial statements.

12. New Market Tax Credits Financing

On December 8, 2006, Biovest through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a financing transaction (the “Transaction”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. AutovaxID is presently located in a qualifying census tract, and the New Plant (as defined below) will be located in a qualifying census tract.

In the Transaction, AutovaxID entered into a QLICI Loan Agreement where St. Louis New Markets Tax Credit Fund-II, LLC (the “CDE”) made a loan to AutovaxID, evidenced by a Subordinated Promissory Note dated as of December 8, 2006, in the principal amount of $7,700,000 (“CDE Loan”). The CDE Loan has a maturity date of December 8, 2036 and is described in more detail below, qualified entirely by the QLICI Loan Agreement attached as an exhibit. The following parties were involved in the Transaction: AutovaxID, Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender II, LLC (“Biolender II”), the CDE, St. Louis Development Corporation (“SLDC”), AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”) and Laurus Master Fund, Ltd. (“Laurus”).

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

Previously, on March 31, 2006 in contemplation of the Transaction and other prior New Markets Tax Credit financings and other financings, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7,500,000 of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

On December 8, 2006, Accentia loaned to Biovest $3,100,000 pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. Biovest shall pay principal and interest as follows: (a) $1,100,000 was paid to Accentia upon the closing of the Transaction and (b) the remaining $2,000,000 of principal and all accrued and unpaid interest shall be paid by Biovest upon demand by Accentia.

In contemplation of the Transaction, Biovest formed Biolender II, LLC as a Delaware limited liability company. On December 8, 2006, $2,500,000 was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

Upon the completion of the funding of Biolender II by Biovest and receipt of $2,400,000 from USBCIC via an equity investment in the Leverage Fund, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5,600,000 (the “Leverage Loan”), evidenced by a promissory note dated as of December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on December 10, 2013.

Interest on the Leverage Loan accrues on the outstanding principal amount of the Leverage Loan at the rate of 8.00% per annum, non-compounding, commencing on December 8, 2006 until May 9, 2014; and shall be payable in arrears on an annual basis commencing on the first business day after December 31, 2006. Any remaining accrued and unpaid interest shall be payable in one installment on the maturity date. All interest on the Leverage Loan shall accrue based on the actual number of days elapsed and calculated based on a year of three hundred and sixty (360) days. The outstanding principal amount on the Leverage Loan is due on maturity in cash.

The Leverage Fund then contributed equity to the CDE (the “QEI Contribution”), which equity is expected to constitute a “qualified equity investment” (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (collectively, the “Code” and the program the “NMTC Program”) and administered by the Community Development Financial Institutions Fund of the United States Treasury Department (“CDFI Fund”). All of Leverage Fund’s interest in the CDE has been pledged to Biolender II as collateral for the Leverage Note.

The proceeds of the QEI Contribution were used by the CDE to fund the CDE Loan, which is expected to constitute a “qualified low-income community investment” (“QLICI”) under the NMTC Program. AutovaxID’s business is and will be conducted within a United States population census tract which constitutes a Low-Income Community under the NMTC Program. As a condition of making the equity contribution to the Leverage Fund, USBCIC required AutovaxID to indemnify it under a Tax Credit and Reimbursement and Indemnity Agreement against any loss of the tax credits as a result of the CDE Loan to constitute a QLICI and certain other conditions generally known as a recapture event.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

The following describes certain material terms of the CDE Loan and transactional warrants related to the Transaction:

•

The CDE Loan has a principal amount of $7,700,000 and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5,721,000, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

•

The CDE Loan is secured by second lien on all assets of AutovaxID for the benefit of the CDE pursuant to a Second-Lien Security Agreement between AutovaxID and the CDE dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

The CDE Loan shall be due and payable by AutovaxID in full on the maturity date of the CDE Loan. However, if the CDE exercises its call right pursuant to the CDE Loan, then the CDE Loan becomes due and payable on the date of such call for the amount of $5,721,000, in full satisfaction of the principal on the CDE Loan, together with all accrued but unpaid interest.

•

AutovaxID has the right to prepay the CDE Loan at any time, provided that, if it prepays the CDE Loan on or before May 8, 2014, (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and Biovest.

•

Under a Put Option Agreement, starting on December 9, 2013, USBCIC will have the right to require Biolender II to purchase the equity interests of the Leverage Fund during a three month exercise period. Biolender II shall have the obligation to acquire the member’s interest in the Leverage Fund under this Put Option Agreement for the payment to USBCIC of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase USBCIC’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time.

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

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

The Company concluded that the Fund and the CDE met the definition of variable interest entity. However, for the Company to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other money interests in an entity that change with changes in the value of the net assets of the entity. The following table illustrates the variable interests have been identified in each of the entities considered by the Company and the related holder:

Variable Interest Holder	Variable Interests Fund	Variable Interests CDE
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

Fund		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Autovax Investment LLC	VIE Equity (0.01%)

St. Louis Development Corporation		VIE Equity (0.01%)

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreement, indemnification and put feature, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company has concluded that its variable interests in the entity absorb most of the entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

Assets of $8.0 million and liabilities of $7.7 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp and St. Louis Development Corporation reflected on the Company’s December 31, 2006 condensed consolidated balance sheet as non controlling interests in variable interest entities. The warrants issued to the guarantors were expensed based upon their fair values. All intercompany accounts will continue to be eliminated so long as (i) the entities meet the definition of variable interest entities and (ii) the Company is the primary beneficiary

13. Related party transactions

Accounts receivable, stockholder

Accounts receivable stockholder at September 30, 2006 consists of amounts due from McKesson, a holder of common stock. These amounts were collected during the three months ended December 31, 2006.

See Notes 5 and 6 for related party notes payable

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

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

PPD acquired only the royalty rights and did not assume any liability or obligation of the Company. Further, pursuant to the agreement, the Company has agreed to make minimum royalty payments through December 2009 of $2.5 million. Failure to make such minimum payments is deemed a material breach. In connection therewith, Accentia may make up such shortfall to cure the breach. In addition, termination of the “enabling agreements” (BDSI and MAYO) constitutes a default as well as failure to maintain market exclusivity and failure to enforce Mayo Patent Rights. In the event of termination, the Company is required to refund the purchase price less the aggregate royalties paid prior to termination, except that if aggregate royalties exceed $2.5 million, the Company has no obligation to refund the purchase price. The $2.5 million received from PPD is recorded as “other liabilities, related party” in the accompanying consolidated balance sheets. As such, other liabilities, related party includes $2.36 million and $2.37 million associated with this transaction at December 31, 2006 and September 30, 2006, respectively (net of royalties earned through those respective dates). If royalties do materialize, they must be paid to PPD, at which time revenue from the sale of these rights to PPD would be recognized.

Biologics distribution agreement with McKesson

In February 2004, the Company signed a biologics distribution agreement with McKesson (“McKesson”) Corporation to convey to McKesson exclusive rights to distribute all current and future biologic products developed or acquired by the Company in the United States, Mexico and Canada. Pursuant to the agreement, McKesson remitted a $3.0 million non-interest bearing refundable deposit upon execution of the agreement and, as of December 31, 2006 and September 30, 2006, has been included in the accompanying consolidated balance sheets as “deposits, related party”. The refundable deposit will be returned to McKesson upon termination of the agreement and McKesson will then cease to have the exclusive distribution rights. The Company may repurchase the rights granted McKesson prior to FDA approval of the Company’s first biologic product upon payment of the greater of $6.0 million or 3% of the shareholders’ equity of the Company at the time of termination. Pursuant to the agreement, the Company will pay a monthly royalty on all net revenues of all biologic products licensed by the Company and reimburse McKesson for all costs of distribution, as defined in the agreement. The agreement shall continue until the first to occur of 1) mutual written termination, 2) written notice of material breach, not cured, 3) 180 days after McKesson requests termination, or 4) repurchase of the distribution rights by Accentia prior to FDA approval. There were no biologics product sales subject to this agreement during the three months ended December 31, 2006 or 2005.

Agreements with Biovest

During the three months ended December 31, 2006, the following transactions occurred:

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

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

•

In order to consummate the foregoing transactions and other transactions as discussed in Note 14, the Company was required to obtain the consent of its senior lender, Laurus Master Fund, Ltd. (“Laurus”), under the Company’s loan agreements with Laurus. In consideration for providing such consent, the Company entered into an agreement with Laurus pursuant to which Laurus consented to certain transactions and the Company issued to Laurus a warrant to purchase 10 million outstanding shares of Biovest common stock owned by the Company at an exercise price of $.01 per share. The warrant expires in October 2012.

The $9,428,000 fair value of the warrant has been recorded as Loss on financing transaction $8.8 million, and Loss on sale of assets $0.6 million in the statement of operations for the three months ended December 31, 2006.

14. Stockholders’ equity

Stock options and warrants

The company provides for two option plans, the 2003 Stock Option Plan (“2003”) per its second amendment on February 27, 2004, and the 2005 Equity Incentive Plan (“2005”). Both plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3,500,000 shares of common stock, and 762,571 shares of Series D Preferred Stock. At December 31, 2006, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of December 31, 2006, 1,604,398 options are outstanding under the 2003 Plan.

On February 1, 2005, the Company’s board of directors adopted the Accentia Biopharmaceuticals, Inc. 2005 Equity Incentive Plan. The 2005 Plan provides for the issuance of 3,000,000 shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of December 31, 2006, 1,947,144 options are outstanding under the 2005 Plan. The Company may, at any time, amend or modify the Plan without limitation.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Stock options and warrants issued, redeemed and outstanding during the quarter ended December 31, 2006 are as follows:

	Common Stock	Average Exercise price per share
Options and warrants outstanding, September 30, 2006	8,302,147	4.06

Activity for the quarter ended December 31, 2006:
Options issued	1,433,106	3.50
Options terminated/forfeited	(58,005)	5.66
Options exercised	(10,550)	1.66

Options and warrants outstanding, December 31, 2006	9,666,698	3.97

Options outstanding	3,551,542	3.38
Warrants outstanding	6,115,156	4.32

The weighted average grant date fair values of stock options and warrants granted during the three months ended December 31, 2006, were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
Quarter ended December 31, 2006	$3.28	$—

The following table summarizes information for options and warrants outstanding and exercisable at December 31, 2006:

Options and Warrants Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Aggregate Value	Weighted average exercise price	Number	Weighted average exercise price	Aggregate Value
$0.00-1.05	593,626	6.28 years		$1.05	593,626	$1.05
$1.06-2.11	580,124	6.79 years		2.11	580,124	2.11
$2.12-2.63	296,454	7.17 years		2.46	245,963	2.43
$2.64-8.00	8,196,494	5.73 years		4.37	6,880,320	4.36

	9,666,698	5.87 years	5,448,825	$3.97	8,300,033	$3.91	2,916,043.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

A summary of the status of the Company’s nonvested options as of December 31, 2006, and changes during the three months ended December 31, 2006, is summarized as follows:

Nonvested Options	Shares	Weighted- Average Grant-Date Fair Value	Intrinsic Value
Nonvested at October 1, 2006	433,933
Granted	744,945
Vested	(84,411)
Forfeited	(27,802)

Nonvested at December 31, 2006	1,066,665	$2.62	422,474

The total unearned compensation cost of $2,798,948 relating to the 1,066,665 nonvested options as of December 31, 2006 will be recognized over a weighted average period of two years.

15. Subsequent Events

On January 16, 2007, Biovest closed an amended and restated loan transaction (the “Loan”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), pursuant to which Pulaski loaned the sum of $1 million to Biovest pursuant to an unsecured Promissory Note (the “Note). The Note is guaranteed by entities and individuals affiliated with the Company or Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Form 10Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10Q. This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1, BUSINESS” in our annual report on Form 10-K for the fiscal year ended September 30, 2006 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission.

Overview

We are a biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the therapeutic areas of respiratory disease and oncology. We have two product candidates entering or in Phase 3 clinical trials. One of these product candidates, SinuNase, has been developed at Mayo Clinic as a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis, a long-term inflammatory condition of the paranasal sinuses for which there is currently no FDA approved therapy. We submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase in April 2005, and the IND was accepted by the FDA in May 2005. We received fast track status for SinuNase April 2006. We expect to commence our Phase 3 trial for the product in 2006. Our other late-stage product candidate, BiovaxID™, is a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID was developed at the National Cancer Institute and is currently in a pivotal Phase 3 clinical trial. In May 2006, the FDA granted fast track status to BiovaxID, which means that the Company is now eligible to submit a biologics license application (BLA) on a rolling basis, allowing the FDA to review sections of the BLA in advance of receiving the Company’s full submission and permitting the Company to apply for expedited review of its BLA. In addition to these product candidates, we have a growing specialty pharmaceutical business with a portfolio of currently marketed pharmaceutical products and a pipeline of additional products under development by third parties. In addition to our late-stage product candidates and our specialty pharmaceutical business, we have a broad range of in-house capabilities and resources that we market to third parties and use to develop and commercialize our own products. These capabilities include analytical and consulting services relating to the biopharmaceuticals industry, such as pricing and market assessment, reimbursement strategies, clinical trial services, and outcomes research. We also produce custom biologics and cell culture systems for biopharmaceutical and biotechnology companies, medical schools, universities, hospitals, and research institutions.

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

The accounting policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For all of these policies, management cautions that future events rarely develop exactly as forecast and that best estimates require adjustment. Accordingly, actual results may differ from our estimates under different assumptions or conditions and could materially impact our financial condition or results of operations.

While our significant accounting policies are more fully described in Note 2 to our September 30, 2006 consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

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

We make periodic adjustments to our monthly net sales for estimated chargebacks, rebates, and potential product returns we anticipate might ultimately be required. These adjustments are based on inventory quantity reports provided by our largest wholesale customers, sales activity reports generated by group purchasing organizations with which we have rebate contracts, and sales activity data provided by a third-party provider of such data. Our reserves currently reflect an adjustment of 8% of gross sales for charge-backs/rebates and 13% for product returns that we record in the form of a reserve.

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

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. We obtain a valuation of all intangibles purchased in any acquisition and undertake an annual impairment analysis. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with SFAS 142. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. We have made no impairment adjustments to recorded goodwill. Our carrying value of goodwill at December 31, 2006 and September 30, 2006 was $1.2 million. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

We capitalized goodwill in the amount of $0.9 million in connection with our acquisition of Analytica in April 2002. In connection with the foreign subsidiary acquisition in December 2003, we initially capitalized goodwill in the amount of $0.6 million based on the fair value of the acquired assets net of assumed liabilities. Following this acquisition, we discovered that the assumed liabilities were $0.3 million in excess of the amount represented to us in the acquisition agreement. We recorded impairment to goodwill in the amount of $0.3 million in the fiscal quarter in which the acquisition occurred.

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

Impairment Testing

Our impairment testing is calculated at the reporting unit level. Our annual impairment test, last performed as of September 30, 2006, has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, intangible assets are not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of intangible assets with the carrying amount. If the implied fair value of intangible assets is less than the carrying amount, a write-down is recorded. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows.

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

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of SFAS No. 123R – accounting for Stock-Based Compensation. The provision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The provision requires a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee and non-employee is required to provide service in exchange for the award.

We use the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. In applying the Black-Scholes options-pricing model for the three months ended December 31, 2006, we assumed no dividend yield, risk-free interest rates ranging from 4.57% to 4.71%, expected option terms ranging from 5.0 to 6.5 years, a volatility factors of 68.75%, share prices ranging from $2.44 to $3.36, and option exercise prices ranging from $2.44 to $3.70.

We recorded stock-based expense compensation of $1.1 million for the three months ended December 31, 2006, which was related to employee and non-employee stock options. We recorded stock-based compensation expense of $0.1 million in the three months ended December 31, 2005. In all periods, stock-based compensation is classified in various categories.

Income Taxes

We incurred net operating losses for the three months ended December 31, 2006 and 2005, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal net operating loss carryover of approximately $169.7 million as of December 31, 2006, which expires through 2026. Of this amount $45.2 million is attributable to Biovest and will no longer be available to offset income generated by the other members of the group.

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

Results of Operations

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended December 31, 2006 were $5.9 million, a decrease of $0.9 million, or 14%, from the three months ended December 31, 2005. The decrease in our consolidated net sales for the three months ended December 31, 2006 reflected a decrease of $0.8 million in net sales in our Specialty Pharmaceuticals segment due to the sale of our Xodol and Histex product lines, a decrease of $0.2 million in our compounding subsidiary due to the discontinuance of its operations, and a decrease of $0.1 million in net sales of our Analytica International subsidiary. This was offset by a $0.2 million increase in net sales in our Biovest subsidiary.

Cost of Sales. Our cost of sales for the three months ended December 31, 2006 was $1.6 million, or 28% of net sales, compared to $1.9 million, or 28% of net sales, during the three months ended December 31, 2005. This represented a decrease of $0.3 million, or 0%, over the three months ended December 31, 2005 attributable to the decrease in corresponding sales.

Research and Development Expenses. Our research and development costs were $4.4 million for the three months ended December 31, 2006; an increase of $1.2 million, or 39%, over the three months ended December 31, 2005. This increase included $1.1 million in SinuNase development compared to $0.5 million in SinuNase development for the same period last year. Our Biovest subsidiary research and development expense increased from $0.2 million in the three months ended December 31, 2006 due to increase emphasis on BiovaxID research and its phase 3 clinical trials from the same period last year. We expect that our research and development costs will continue to increase as we continue our clinical trials for BiovaxID and commence our clinical trials for SinuNase.

Sales and Marketing expenses. Our sales and marketing expenses were $2.2 million for the three months ended December 31, 2006; a decrease of $1.1 million, or 33%, over the three months ended December 31, 2005. This decrease was primarily due to a $0.7 million reduction in sales related personnel in our Specialty Pharmaceuticals segment, and a $0.3 million decrease in sales related personnel in our discontinued compounding subsidiary.

General and Administrative Expenses. Our general and administrative expenses were $6.8 million for the three months ended December 31, 2006; an increase of $1.4 million, or 27%, over the three months ended December 31, 2005. An increase of 0.8 million was a result of the growth of our corporate infrastructure to support an anticipated increase in our business activities and of increased expenses relating to the cost of maintaining our status as a public company. An increase of 1.0 million was due to stock compensation expense. This was offset by a decrease of $0.4 million in amortization expense due to the sale of our Xodol and Histex products.

Royalty expenses. Our royalty expenses were $-0- million for the three months ended December 31, 2006; a decrease of $0.6 million, or 100%, over the three months ended December 31, 2005. This decrease was due to our discontinued compounding subsidiary.

Interest Expense and change in fair value of convertible debentures, net. In the three months ended December 31, 2006, our net interest expense and change in fair value of convertible debentures was $11.2 million, an increase of $10.2 million, over the three months ended December 31, 2005. The increase was due primarily to interest on our existing Laurus term notes, existing Laurus revolver, Pulaski term note, and the adjustment to fair market value the convertible debentures. Interest income in both years was nominal.

Loss on sale of assets. Our loss on sale of assets was $1.2 million for the three months ended December 31, 2006; an increase of $1.2 million, or 100%, over the three months ended December 31, 2005. This increase was due to the sale of our Xodol and Histex products in our Specialty Pharmaceuticals segment.

Derivative gain (loss). Derivative loss was $0.6 million for the three months ended December 31, 2006 as compared to a gain of $6.4 million for the three months ended December 31, 2005. This decrease was related to the Laurus financing arrangement that commenced in the 2005 fiscal year and results primarily from the decrease in our common stock price on which the derivative liabilities are based.

Loss on financing transaction. In the three months ended December 31, 2006, our loss on financing transaction was $8.8 million compared to no loss for the three months ended December 31, 2005. This loss is attributable to warrants issued to Laurus Master Fund, Ltd. in order to obtain consent for various transactions including the termination of a first right of refusal agreement with Biovest, the sale of our interest in Biolender, LLC, and termination of the Biologics Products Commercialization Agreement with Biovest.

Absorption of prior gains against minority interest. Absorption of prior gains against minority interest was $0.3 million in the three months ended December 31, 2006, a decrease of $1.4 million, primarily due to the sale of Biovest stock to a third-party in the NMTC 2 transaction.

Preferred Stock Dividends. In the three months ended December 31, 2006, we incurred no dividend costs, compared to $0.04 in the three months ended December 31, 2005. There was no dividend cost in the three months ended December 31, 2006 due to the conversion of all Series E preferred stock to common stock at our Initial Public Offering in November 2005. Dividends for the three months ended December 31, 2005 consisted of dividends accrued on our Series E preferred stock.

Segment Operating Results

	For the Three months ended December 31,
	2006		2005
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$1,327,108		$1,084,975
All other business units	2,448,079		2,829,948

Total Biopharmaceutical Products and Services	3,775,187		3,914,923
Specialty Pharmaceuticals	2,106,556		2,903,043

Total Net Sales	$5,881,743		$6,817,966

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$766,092		$602,903
All other business units	423,197		725,654

Total Biopharmaceutical Products and Services	1,189,289	32%	1,328,557	34%
Specialty Pharmaceuticals	436,003	21%	547,216	19%

Total Cost of Sales	$1,625,292		$1,875,773

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$561,016		$482,072
All other business units	2,024,882		2,104,294

Total Biopharmaceutical Products and Services	2,585,898	68%	2,586,366	66%
Specialty Pharmaceuticals	1,670,553	79%	2,355,827	81%

Total Gross Margin	$4,256,451		$4,942,193

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$2,848,542		$2,270,556
All other business units	1,542,216		889,316

Total Biopharmaceutical Products and Services	4,390,758	116%	3,159,872	81%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$4,390,758		$3,159,872

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$29,457		$42,076
All other business units	—		320,946

Total Biopharmaceutical Products and Services	29,457	1%	363,022	9%
Specialty Pharmaceuticals	2,147,998	102%	2,896,926	100%

Total Sales and Marketing Expenses	$2,177,455		$3,259,948

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the three months ended December 31, 2006, including net sales to related parties, were $3.8 million, a decrease of $0.1 million, or 4%, from the three months ended December 31, 2005. This decrease was attributable primarily to a decrease in sales of $0.2 million in our compounding subsidiary due to the discontinuance of its operations, and a decrease of $0.1 million in net sales of our Analytica International subsidiary. This was offset by a $0.2 million increase in net sales in our Biovest subsidiary.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the three months ended December 31, 2006 was $1.2 million, or 32% of segment net sales, compared to $1.3 million, or 34% of segment net sales, during the three months ended December 31, 2005.

Research and Development Expenses. Our research and development costs were $4.4 million for the three months ended December 31, 2006; an increase of $1.2 million, or 39%, over the three months ended December 31, 2005. This increase included $1.1 million in SinuNase development compared to $0.5 million in SinuNase development for the same period last year. Our Biovest subsidiary research and development expense increased from $0.2 million in the three months ended December 31, 2006 due to increase emphasis on BiovaxID research and its phase 3 clinical trials from the same period last year. We expect that our research and development costs will continue to increase as we continue our clinical trials for BiovaxID and commence our clinical trials for SinuNase.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.03 million in the three ended December 31, 2006; a decrease of $0.3 million, or 92%, over the three months ended December 31, 2005. This was attributable to a decrease in sales related personnel in our discontinued compounding subsidiary.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the three months ended December 31, 2006, including net sales to related parties, were $2.1 million, a decrease of $0.8 million, or 27%, from the three months ended December 31, 2005 was primarily attributable to the sales our Xodol and Histex product lines.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the three months ended December 31, 2006 was $0.4 million, or 21% of net sales, compared to $0.5 million, or 19% of net sales, during the three months ended December 31, 2005. The decrease in cost of sales as a percentage of net sales was attributable to a decrease in corresponding sales.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the three month periods ended December 31, 2006 or 2005.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $2.1 million in the three months ended December 31, 2006; a decrease of $0.7 million, or 26%, over the three months ended December 31, 2005. This decrease was primarily due to a reduction in sales related personnel.

Liquidity and Capital Resources

Sources of Liquidity

The accompanying financial statements have been prepared on a going concern basis, which assumes Accentia will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $30.6 million and used cash from operations of $12.9 million during the three months ended December 31, 2006, and has a working capital deficit of $39.2 million at December 31, 2006. The Company projects operating deficits for fiscal 2007 before consideration of potential funding sources for this same period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Funding to date of the Company’s working capital requirements has resulted principally from the issuance of common and preferred stock and proceeds from debt.

The Company is currently engaged in efforts to restructure certain existing indebtedness in order to increase available funds on a near-term basis, and is also seeking additional financing through public or private equity offerings, additional debt financings, corporate collaborations, or licensing transactions, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of the research or development programs or commercialization efforts.

The Company further anticipates that Biovest will seek additional financing during the next six months through public and private equity offerings, debt financings, corporate collaborations, or licensing transactions. As of January 31, 2007, an aggregate of $8.9 million intercompany demand notes payable to Accentia by Biovest are outstanding, representing funds advanced to Biovest in excess of the funding commitment under an investment agreement plus intercompany obligations arising from the conversion of Biovest notes into common stock of Accentia in accordance with the terms of such notes. Management does not anticipate that Accentia will continue to finance Biovest’s operations. In addition, upon the completion of a Biovest financing transaction, or other contemplated arrangements Management anticipates that Biovest may repay some or all of the outstanding demand notes.

No assurances can be given that such financing will be available. While management is confident that they will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

Debt Financing

As of December 31, 2006, our long-term debt, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $54.8 million. We currently have credit facilities with various lenders, including the following:

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

The note payable provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. We evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, we determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, we reclassified an amount of $306,750 which represents the estimated fair value of the default put liability to derivative liability. Upon release of funds under the second tranche, we reclassified $122,700 to derivative liability. The default liability is initially and subsequently carried at fair value with changes recorded in income. Accordingly, $352,597 is recorded as a derivative liability in the accompanying balance sheet on December 31, 2006.

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

New Market Tax Credit Financing 2. On December 8, 2006, Biovest, through its subsidiary, AutovaxID, closed a second NMTC financing transaction (the “Transaction”). In the Transaction, AutovaxID entered into a QLICI Loan Agreement in which St. Louis New Markets Tax Credit Fund-II, LLC (the “CDE”) made a loan to AutovaxID, evidenced by a Subordinated Promissory Note dated as of December 8, 2006, in the principal amount of $7,700,000 (“CDE Loan”). The CDE Loan has a maturity date of December 8, 2036 and is described in more detail below, qualified entirely by the QLICI Loan Agreement attached as an exhibit. The following parties were involved in the Transaction: AutovaxID, Accentia, Biolender II, LLC, the CDE, St. Louis Development Corporation (“SLDC”), AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp Community Investment Corporation (“USBCIC”) and Laurus.

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license will become exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”). Biovest also agreed to sell AutovaxID certain equipment (the “Equipment”) to AutovaxID upon the occupancy by AutovaxID of the New Plant. AutovaxID must use its best efforts to occupy the New Plant by March 31, 2007, and must occupy the new plant by June 15, 2007. As full purchase price for the License and related business opportunity, AutovaxID paid us $5,600,000. Upon the attainment of occupancy of the New Plant, AutovaxID will pay us fair market value for the Equipment, which is estimated to be $896,100.

On December 8, 2006, Accentia loaned to us $3,100,000 pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. Biovest shall pay principal and interest as follows: (a) $1,100,000 paid to Accentia upon the closing of the Transaction and (b) the remaining $2,000,000 of principal and all accrued and unpaid interest shall be paid by us upon demand by Accentia.

In contemplation of the Transaction, Biovest formed Biolender II, LLC (“Biolender II”) as a Delaware limited liability company. On December 8, 2006, $2,500,000 was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to us under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for our benefit. The entire equity interest in Biolender II owned by us has been pledged to Laurus as collateral to secure the Laurus Note.

Upon the completion of the funding of Biolender II by us and receipt of $2,400,000 from USBCIC via an equity investment in the Leverage Fund, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5,600,000 (the “Leverage Loan”), evidenced by a promissory note dated as of December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on December 10, 2013.

Interest on the Leverage Loan accrues on the outstanding principal amount of the Leverage Loan at the rate of 8.00% per annum, non-compounding, commencing on December 8, 2006 until May 9, 2014; and shall be payable in arrears on an annual basis commencing on the first business day after December 31, 2006. Any remaining accrued and unpaid interest shall be payable in one installment on the maturity date. All interest on the Leverage Loan shall accrue based on the actual number of days elapsed and calculated based on a year of three hundred and sixty (360) days. The outstanding principal amount on the Leverage Loan is due on maturity in cash.

The Leverage Fund then contributed equity to the CDE (the “QEI Contribution”), which equity is expected to constitute a “qualified equity investment” (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (collectively, the “Code” and the program the “NMTC Program”) and administered by the Community Development Financial Institutions Fund of the United States Treasury Department (“CDFI Fund”). All of Leverage Fund’s interest in the CDE has been pledged to Biolender II as collateral for the Leverage Note.

The proceeds of the QEI Contribution were used by the CDE to fund the CDE Loan, which is expected to constitute a “qualified low-income community investment” (“QLICI”) under the NMTC Program. AutovaxID’s business is and will be conducted within a United States population census tract which constitutes a Low-Income Community under the NMTC Program. As a condition of making the equity contribution to the Leverage Fund, USBCIC required AutovaxID to indemnify it under a Tax Credit and Reimbursement and Indemnity Agreement against any loss of the tax credits as a result of the CDE Loan to constitute a QLICI and certain other conditions generally known as a recapture event.

The following describes certain material terms of the CDE Loan and transactional warrants related to the Transaction:

•

The CDE Loan has a principal amount of $7,700,000 and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5,721,000, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by us.

•

The CDE Loan is secured by second lien on all assets of AutovaxID for the benefit of the CDE pursuant to a Second-Lien Security Agreement between AutovaxID and the CDE dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from us to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

The CDE Loan shall be due and payable by AutovaxID in full on the maturity date of the CDE Loan. However, if the CDE exercises its call right pursuant to the CDE Loan, then the CDE Loan becomes due and payable on the date of such call for the amount of $5,721,000, in full satisfaction of the principal on the CDE Loan, together with all accrued but unpaid interest.

•

AutovaxID has the right to prepay the CDE Loan at any time, provided that, if it prepays the CDE Loan on or before May 8, 2014, (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC any recapture amount as so specified in such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and us.

•

Under a Put Option Agreement, starting on December 9, 2013, USBCIC will have the right to require Biolender II to purchase the equity interests of the Leverage Fund during a three month exercise period. Biolender II shall have the obligation to acquire the member’s interest in the Leverage Fund under this Put Option Agreement for the payment to USBCIC of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase USBCIC’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time.

•

NMTC compliance expenses of the CDE and the Fund, to the extent not pertaining to an investment other than the CDE Loan, are to be paid by us pursuant to a Reimbursement Agreement between us and SLDC, the manager of both the Fund and the CDE. These reimbursable expenses are limited to $32,000 annually. Any expenses in excess of such amount will be paid by AutovaxID.

•

All amounts payable by AutovaxID under the CDE Loan are guaranteed by us. In addition, Biovest and certain officers, directors and shareholders of the Company and/or Accentia (and related trusts) (“Individual Guarantors”) guarantee the payment of all obligations under AutovaxID’s indemnity to USBCIC. The Individual Guarantors’ obligations are proportionate and provide for a maximum aggregate liability for each of the Individual Guarantors as set forth in the Guaranty Agreement. Biovest entered into Indemnity Agreements with the Individual Guarantors, and, in consideration of such guaranties, has granted warrants to the Individual Guarantors for the purchase of a total of 2,629,543 shares of our common stock at $1.10 per share in proportion to the amounts of their guaranties.

In connection with the Transaction, seven individuals personally guaranteed certain of Biovest’s obligations regarding the Transaction. This included the guarantees of Francis E. O’Donnell, Chairman and CEO, together with certain related entities, for $1,150,000, Ronald E. Osman, Esq., a Director of Biovest, for $1,000,000, and Steven Arikian, our President, Biopharmaceutical Products & Services and Director for $50,000. In addition, Biovest received guarantees by four other individual common shareholders of the Company. As consideration for these guarantees, Biovest issued seven warrants on December 8, 2006 to issue a total of 2,629,543 shares of common stock at an exercise price of $1.10 per share, vesting in their entirety on December 14, 2006 and expiring on December 13, 2006. These include warrants to O’Donnell, Osman and Arikian for the purchase of 679,545, 590,909, and 29,545 shares of common stock, respectively.

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

Under the August 2005 bridge loan agreement with Hopkins II, we have the unconditional right to borrow up to $5.0 million in the aggregate upon ten days’ prior written notice to Hopkins II, provided that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. The loan is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until the maturity date of the loan. The Hopkins II bridge loan is subordinate to the Laurus credit facility and the McKesson loans, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied. On May 15, 2006, Hopkins Capital Group II, LLC elected to convert $3.3 million of debt and accrued interest into 412,892 shares at $8.00 per share. The outstanding balance on December 31, 2006 was $1.1 million.

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company. In March of 2006 we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a January 2007 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (directors and/or principal shareholders of our company). As of December 31, 2006, $3.8 million of the $4.0 million credit facility had been drawn and was outstanding.

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

Beginning October 1, 2007, and on the 1st of each month thereafter, we may elect to redeem 1/37th of the face value of the Debentures in cash or, at our election, with shares of our common stock , shares of Biovest common stock held by us , or a combination thereof. Our ability to pay interest with shares of our or Biovest common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. Any payment in common stock of either us or Biovest may not exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the amortization payment. Any of our common stock or Biovest common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment. Any unconverted Debentures will become due on September 29, 2010.

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

Cash Flows for the Three Months Ended December 31, 2006

For the three months ended December 31, 2006, we used $12.9 million in cash to fund our operating activities. This consisted primarily of a net loss of $30.6 million and a net decrease in working capital of $3.9 million primarily due from $1.9 million accounts payable, $0.8 million accounts receivable, $0.8 million prepaid expenses, $0.3 million other assets, $0.1 million net inventory, $0.8 million accrued expenses, $0.1 million in net unbilled receivables, offset by an $0.9 million increase in customer deposits. This use of cash was offset by non-cash increases of approximately $21.0 million related to a $8.8 million loss on financing transaction, $8.0 million for change in fair market value of convertible debentures, $1.4 million to the issuance of common stock warrants, $1.1 million of stock-based compensation, $1.1 million loss on sales of assets, $0.7 million derivative loss, $0.4 million accretion of debt discount, $0.2 million in amortization of intangibles, $0.1 million of depreciation.

We had net cash flows from investing activities of $3.1 million for the three months ended December 31, 2006, primarily consisting of $2.4 million proceeds from restricted cash, and $0.8 million in proceeds from the sale of assets. This was offset by payments for improvements to our Worcester laboratory facility, computer equipment, and office improvement of $0.1 million.

We used net cash flows from financing activities of $2.3 million for the three months ended December 31, 2006, by reduced debt $3.5 million, net payments to lines of credit of $1.2 million. This was offset by $2.4 million in net proceeds form a non-controlling investment in a variable interest entity.

Our net working capital deficit at December 31, 2006 decreased from September 30, 2006 by $19.2 million to $39.1 million, which was attributed largely to our fiscal quarter 2007 loss.

Cash Flows for the Three Months Ended December 31, 2005

For the three months ended December 31, 2005, we used $7.2 million in cash to fund our operating activities. This consisted primarily of a net loss of $0.3 million, non-cash gain on derivative of $6.4 million, reduced by non-cash charges of approximately $0.2 million of depreciation, $0.6 million in amortization of intangibles, and $0.5 million of stock-based compensation. We also had non-cash charges of $0.3 million in accretion of debt discounts, and received proceeds from a minority interest investment in our Subsidiary of $1.7 million.

We used net cash in investing activities of $1.3 million for the three months ended December 31, 2005, primarily consisting of payments for product rights of $1.1 million, and improvements to our Worcester laboratory facility of $0.2 million.

We had net cash flows from financing activities of $8.7 million for the three months ended December 31, 2005, consisting primarily of $14.7 million in proceeds from the issuance of common stock, and funding from lines of credit of $3.3 million. We reduced debt by $7.6 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of December 31, 2006. The long- and short-term debt is reflected as liabilities on our balance sheet as of December 31, 2006. Operating leases are accrued and paid on a monthly basis.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$12,655	$27,475	$6,623	$—	$46,753
Employment agreements	2,892	4,196	47	—	7,135
Operating lease obligations	2,119	3,646	989	—	6,754

	$17,666	$35,317	$7,659	$—	$60,642

(a)	Includes interest on long-term debt.

The above table does not include any additional amounts that we may be required to pay under license or distribution agreements upon the achievement of scientific, regulatory, and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of drug approval applications to the FDA and approval of such applications. While we cannot predict when and if such events will occur, depending on the successful achievement of such scientific, regulatory and commercial milestones, we may owe up to $4.0 million and $6.0 million in twelve months ended 2007 and 2008, respectively.

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

Under the promissory note that we issued to Biovest in connection with our June 2003 investment agreement with Biovest, a total of $15.0 million became payable to Biovest on various dates through June 2007. In August 2004, we entered into an amendment of the investment agreement under which we agreed to use reasonable efforts to make advances to Biovest under the note prior to the due date of the payments thereunder. We completed funding of our commitment under the note by September 30, 2005, and have advanced approximately $8.7 million in additional funds subsequent to that date through December 31, 2006.

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

Part II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Our Analytica subsidiary is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims against Analytica, the Company and an officer of the Company. We have filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. We have indicated that we plan to pursue our affirmative claims in this matter vigorously and will assert all available defenses against the counterclaims, which we believe are without merit.

Except for the foregoing, we are not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which may be covered by insurance. Management believes that these proceedings will not have a material adverse effect on our business.

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Options Exercised

In the three months ended December 31, 2006, 10,550 common stock options were exercised.

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

ACCENTIA BIOPHARMCEUTICALS, INC.
(Registrant)
Date: February 14, 2007	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)

Date: February 14, 2007	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer; Director (Principal Financial Officer and Principal Accounting Officer)