Form 10-Q
period 2007-03-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2007-05-15
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

As of March 31, 2007, there were 33,597,681 shares of the registrant’s Common Stock outstanding.

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,718,236	$15,391,799
Cash, restricted, net of non-current portion	1,612,943	7,550,817
Accounts receivable:
Trade, net of allowance for doubtful accounts of $396,488 at March 31, 2007 and $366,309 at September 30, 2006	2,913,341	2,719,280
Stockholder	—	170,510
Inventories	1,793,807	1,500,185
Inventory deposits	877,149	997,149
Unbilled receivables	1,534,221	1,087,159
Prepaid expenses and other current assets	1,320,485	700,490

Total current assets	25,770,182	30,117,389

Cash, restricted	826,974	2,328,584
Goodwill	1,193,437	1,193,437
Other intangible assets:
Product rights	16,662,699	19,914,707
Non-compete agreements	2,104,000	2,104,000
Trademarks	1,634,959	1,634,659
Purchased customer relationships	1,268,950	1,268,950
Other intangible assets	656,609	648,288
Accumulated amortization	(5,572,766)	(7,783,227)

Total other intangible assets	16,754,451	17,787,377

Furniture, equipment and leasehold improvements, net	1,375,438	1,535,978
Deferred finance costs	5,674,081	4,109,028
Other assets	72,903	64,449

	$51,667,466	$57,136,242

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	March 31, 2007 (Unaudited)	September 30, 2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$11,342,084	$5,652,152
Lines of credit:
Related party	1,060,497	1,060,497
Other	8,992,980	13,925,473
Notes Payable	1,756,480	—
Accounts payable (including related party of $2,597,352 and $688,135 at March 31, 2007 and September 30, 2006, respectively)	8,960,637	8,016,559
Accrued expenses	6,852,294	10,160,946
Unearned revenues	1,004,383	1,395,098
Dividends payable	479,452	479,452
Customer deposits	1,005,156	1,025,404
Deposits, related party	3,000,000	3,000,000
Derivative liabilities	26,350,442	5,870,088

Total current liabilities	70,804,405	50,585,669

Long-term debt, net of current maturities	31,358,449	27,021,205
Other liabilities, related party	2,338,587	2,370,200

Total liabilities	104,501,441	79,977,074

Non-controlling interest in variable interest entities (Note 10)	5,659,864	3,600,000

Commitments and contingencies (Note 15)	—	—

Stockholders’ deficit:
Common Stock, $0.001 par value; 300,000,000 shares authorized; 33,597,681 and 31,716,279 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively.	33,598	31,716
Additional paid-in capital	141,729,249	135,102,051
Accumulated deficit	(200,256,686)	(161,574,599)

Total stockholders’ deficit	(58,493,839)	(26,440,832)

	$51,667,466	$57,136,242

See notes to consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net Sales:
Products	$1,565,866	$3,559,402	$4,501,882	$5,706,080
Services	2,991,918	3,030,596	5,937,645	6,074,058
Related party products	—	463,928	—	2,091,753

Total net sales	4,557,784	7,053,926	10,439,527	13,871,891

Cost of sales:
Products	569,281	1,460,562	1,404,021	2,389,123
Services	842,893	1,190,053	1,633,445	2,137,265

Total cost of sales (exclusive of amortization of acquired product rights)	1,412,174	2,650,615	3,037,466	4,526,388

Gross margin	3,145,610	4,403,311	7,402,061	9,345,503

Operating expenses:
Research and development	4,124,935	2,964,234	8,604,600	6,030,124
Research and development, related party	1,423,976	—	1,423,976	93,982
Sales and marketing	2,258,632	3,598,754	4,436,086	6,858,701
General and administrative	6,503,256	6,721,260	13,206,808	12,086,982
Royalties	—	255,370	—	819,762

Total operating expenses	14,310,799	13,539,618	27,671,470	25,889,551

Operating loss	(11,165,189)	(9,136,307)	(20,269,409)	(16,544,048)
Other income (expense):
Interest expense	(2,685,265)	(905,064)	(5,896,452)	(1,520,282)
Interest expense, net, related party	(11,268)	(329,334)	(22,785)	(720,097)
Changes in fair value of convertible debentures	1,071,222	—	(6,946,545)	—
Loss on sale of assets	—	—	(1,181,325)	—
Derivative gain (loss) (Note 5)	8,826,668	(3,480,442)	8,176,737	2,883,035
Convertible debenture inducement loss (Note 8)	(4,547,503)	—	(4,547,503)	—
Absorption of prior gains against minority interest	7,500	—	276,901	1,689,800
Loss on financing transaction (Note 14)	—	—	(8,780,712)	—
Other income (expense)	(15,528)	53,614	30,717	97,033

Loss before non-controlling interest in losses from variable interest entities and income taxes	(8,519,363)	(13,797,533)	(39,160,376)	(14,114,559)
Non-controlling interest in losses from variable interest entities	478,289	—	478,289	—

Income taxes	—	—	—	—

Net loss	(8,041,074)	(13,797,533)	(38,682,087)	(14,114,559)
Preferred stock dividends, other	—	—	—	(40,739)

Loss attributable to common stockholders	$(8,041,074)	$(13,797,533)	$(38,682,087)	$(14,155,298)

Weighted average shares outstanding, basic and diluted	32,815,821	29,124,526	32,262,128	24,863,557

Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share	$(0.25)	$(0.47)	$(1.20)	$(0.57)

See notes to consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2007

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, September 30, 2006	31,716,279	$31,716	$135,102,051	$(161,574,599)	$(26,440,832)
Exercise of stock options	747,332	748	976,861	—	977,609
Stock-based compensation	—	—	2,180,006	—	2,180,006
Stock options issued for accrued bonus payable	—	—	1,241,633	—	1,241,633
Conversion of debentures to common stock	958,073	958	2,772,668	—	2,773,626
Reclassification of financial instruments from equity to derivative liabilities	—	—	(3,185,685)	—	(3,185,685)
Issuance of warrants for financing cost	—	—	2,030,304	—	2,030,304
Issuance of common stock for accrued interest	175,997	176	611,411	—	611,587
Net loss for the period	—	—	—	(38,682,087)	(38,682,087)

Balances, March 31, 2007	33,597,681	$33,598	$141,729,249	$(200,256,686)	$(58,493,839)

See Notes to Consolidated Financial Statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ending March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(38,682,087)	$(14,114,559)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	1,181,325	113,186
Loss on financing transaction	8,780,712	—
Convertible debenture inducement loss	4,547,503	—
Change in fair market value adjustment of convertible debentures	6,946,545	—
Depreciation	278,980	350,976
Amortization	474,779	1,160,807
Stock-based compensation	2,180,006	850,963
Accretion of debt discounts	1,317,269	761,242
Accretion of capitalized finance costs	1,090,142	—
Derivative gain	(8,176,737)	(2,883,035)
Issuance of common stock warrants for expensed finance costs	2,030,304	82,741
Non-cash absorption of prior losses against minority interest	—	(1,689,800)
Non-controlling interest in loss of variable interest entities	(478,289)
Other non-cash charges	(6,998)	(63,560)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(23,551)	614,936
Inventories	(1,474,938)	(310,242)
Inventory deposits	120,000	84,940
Unbilled receivables	(447,062)	(484,962)
Prepaid expenses and other current assets	(584,891)	(333,855)
Other assets	(8,454)	99,295
Accounts payable	1,018,810	(193,790)
Accrued expenses	(1,572,121)	3,090,112
Unearned revenues	(390,715)	415,707
Customer deposits	(20,248)	(156,195)

Net cash flows from operating activities	(21,899,716)	(12,605,093)

Cash flows from investing activities:
Proceeds from sale of assets	4,811,143	14,803
Proceeds from financing carried in restricted cash	2,365,114	—
Acquisition of furniture, equipment, and leasehold improvements	(111,444)	(385,805)
Cash paid for acquisition of product rights and other intangibles	(4,250,300)	(1,268,431)

Net cash flows from investing activities	2,814,513	(1,639,433)

Cash flows from financing activities:
Deferred offering costs	—	818,073
Payments on notes payable and long-term debt	(4,524,980)	(7,592,115)
Proceeds from issuance of common stock	—	14,741,362
Proceeds from the exercise of stock options	977,609	26,721
Proceeds from non-controlling investment in variable interest equity	2,400,000	—
Due from related party	(31,613)	(12,093)
Proceeds from notes payable	1,756,480	—
Proceeds from convertible debentures	18,800,001	—
Proceeds from line of credit, net	34,143	4,243,922

Net cash flows from financing activities	19,411,640	12,225,870

Net change in cash and cash equivalents	326,437	(2,018,656)

Cash and cash equivalents at beginning of period	15,391,799	2,763,452

Cash and cash equivalents at end of period	$15,718,236	$744,796

Supplemental cash flow information:
Cash paid for:
Interest	$1,371,574	$1,127,687

Supplemental disclosure of non-cash financing activity:
Stock options issued for accrued bonus payable	$1,241,633	—
Conversion of convertible debentures to common stock	$2,773,626	—
Common stock issued for accrued interest payable	$611,587	—
Reclassification of equity to derivative liability	$3,185,685	—

See Notes to Consolidated Financial Statements

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

1. Description of the company

Accentia Biopharmaceuticals, Inc. and its subsidiaries (collectively referred to as the “Company” or “Accentia”) is a vertically integrated biopharmaceutical company focused on the development and commercialization of drug candidates that are in late-stage clinical development and typically are based on active pharmaceutical ingredients that have been previously approved by the FDA for other indications. Usually these drug candidates can access the accelerated 505(b)(2) regulatory approval pathway which is generally less time-consuming and less expensive than the typical 505(b)(1) pathway that must be used for new chemical entities. The Company’s lead product candidate, is SinuNase™ , a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis. SinuNase has been granted Fast Track status by the FDA and it is currently in a pivotal Phase 3 clinical trial. During this fiscal year, the Company also plans to file an IND for a pivotal Phase 3 clinical trial of Revimmune, to treat numerous autoimmune diseases with an initial indication targeting refractory relapsing-remitting Multiple Sclerosis. Revimmune is based on pulsed, ultra-high dosing of a well known chemotherapeutic agent under a risk management program. Additionally, through an investment strategy, the Company has acquired the majority ownership interest in Biovest International Inc. and Subsidiaries (“Biovest”), (BVTI.OB) and a royalty interest in Biovest’s lead drug candidate, BiovaxID™ and any other biologic products developed by Biovest. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID which is a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID has been granted Fast Track status by the FDA. In addition to these product candidates, the Company has a specialty pharmaceutical business which markets products focused on respiratory disease and an analytical consulting business that serves customers in the biopharmaceutical industry.

2. Significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates for the periods covered by the consolidated financial statements.

Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Consolidation policy

The Company consolidates all entities controlled by ownership of a majority voting interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia Biopharmaceuticals, Inc. and its wholly-owned subsidiaries, Analytica International, Inc. (“Analytica”), TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“Accentia Pharmaceuticals”), Accent RX, Inc. (“AccentRx”), and Accentia Specialty Pharmacy (“ASP”); its majority-owned subsidiary, Biovest International, Inc., and Subsidiaries, and Revimmune LLC (“Revimmune”), an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

The following table sets forth the calculations of basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Numerator:
Net loss applicable to common stockholders	$(8,041,074)	$(13,797,533)	$(38,682,087)	$(14,155,298)

Denominator:
For basic loss per share—weighted average shares	32,815,821	29,124,526	32,262,128	24,863,557
Effect of dilutive securities	—	—	—	—

Weighted average shares for dilutive loss per share	32,815,821	29,124,526	32,262,128	24,863,557

Net loss per share applicable to common stockholders, basic and dilutive	$(0.25)	$(0.47)	$(1.20)	$(0.57)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because their effect would be anti-dilutive. Common stock equivalents are as follows as of:

	March 31, 2007	September 30, 2006
Options and warrants to purchase common stock	14,459,955	8,302,147
Convertible debentures	16,256,158	11,263,867

Financial instruments

Financial instruments, as defined in Financial Accounting Standard No.107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i)impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii)conveys to that second entity a contractual right (a)to receive cash or another financial instrument from the first entity or (b)to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, lines of credit, notes payable, long-term debt, derivative financial instruments, and convertible debentures.

The Company carries cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and lines of credit at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The Company also carries notes payable and certain convertible debt, included in long-term debt, at historical cost; however, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments. The Company carries certain convertible debentures at fair value pursuant to Financial Accounting Standard No.155 Accounting for Certain Hybrid Financial Instruments (FAS 155) and certain convertible debentures at face value net of discounts for detachable warrants and other derivative instruments associated with their issuance. FAS 155 permits fair value re-measurement for hybrid financial instruments with embedded derivatives that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. Except as provided in FAS 155, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s consolidated financial statements. In instances, where the Company elects not to bifurcate embedded derivative features, the entire hybrid instrument is carried at fair value in the consolidated financial statements.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

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

Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Recent accounting pronouncements

In September, 2006 the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover approach quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of this method can lead to the accumulation of misstatements in the balance sheet. Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Previously filed reports would not be amended, but would be corrected the next time the company files prior year financial statements. Companies are allowed to record a one-time cumulative effect adjustment to correct errors in prior years that previously had been considered immaterial based on their previous approach. SAB 108 is effective for the Company upon issuance of its Fiscal 2007 annual financial statements. However, early application of SAB 108 is permitted for interim periods prior to the issuance of the annual financial statements. The Company is currently evaluating the effect of SAB 108 on its financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the effect, if any, adoption of FAS 159, on the Company’s financial position and results of operations.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

3. Liquidity and management’s plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $38.7 million and used cash from operations of $21.9 million during the six months ended March 31, 2007, and has a working capital deficit of $45.0 million at March 31, 2007. Net losses and cash flow used in operations for Biovest, whose results are consolidated with the Company, were $29.4 million and $6.8 million, respectively, during the same six month period.

At March 31, 2007 the Company on a consolidated basis had $18.1 million in cash, cash equivalents and non-current restricted cash, of which $2.0 million was cash and cash equivalents held by Biovest. Absent funding Biovest’s projected operating deficits, the Company projects it has sufficient cash and available lines of credit to finance expected cash outflows through the remainder of the fiscal year, including cash outflows required to fund the expense of its current SinuNase Phase 3 clinical trial for which patient enrollment is expected to be complete during the current quarter. As the Company progresses with its SinuNase trial, it may seek strategic business or investment relationships to provide for a source of future funding. In the short term, the Company is seeking to restructure certain existing indebtedness in order to increase borrowing capacity and reduce near term principal amortization and is also seeking additional financing through corporate collaborations or licensing transactions. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

At March 31, 2007, Biovest had $2.0 million in cash on hand of which $1.4 was set aside to help pay anticipated start-up expenses associated with Biovest’s new AutovaxID facility. Biovest will need to raise significant additional funding in the very near term to finance its operations. Under certain existing agreements, the Company is prohibited from making further loans to or investment in Biovest, so Biovest must obtain such funding from external sources. In this regard, Biovest is currently seeking short term private debt financing while also seeking longer term debt or equity financing. Biovest has given no assurances to the Company that it will be able to obtain the necessary funding. If adequate funds are not available, Biovest will be required to delay, reduce the scope of, or eliminate one or more of its research and development programs and may consider the sale of non-vaccine related assets.

4. Inventories

Inventories consist of the following:

	March 31, 2007	September 30, 2006
Pharmaceutical products held for sale	$1,314,553	$1,266,732
Finished goods, other, net of $0.3 million (2007) and $0.4 million (2006) allowance for obsolescence	72,401	34,253
Work-in-process	265,501	102,228
Raw materials	141,352	96,972

	1,793,807	1,500,185

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

5. Derivative liabilities

The following tabular presentation reflects the components of derivative financial instruments in the accompanying consolidated balance sheets at:

	March 31, 2007 (unaudited)	September 30, 2006
Embedded derivative instruments, bifurcated	$4,936,328	$—
Freestanding derivative (warrants issued in connection with convertible debentures and term note payable)	20,988,219	5,633,719
Default and investment put, Biovest	425,895	236,369

	$26,350,442	$5,870,088

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	March 31, 2007 (unaudited)	September 30, 2006
Accentia Common shares indexed:
Freestanding and embedded derivative	13,184,693	3,681,656

	13,184,693	3,681,656

Biovest Common shares indexed:
Freestanding derivative (warrants to purchase Biovest shares issued to Laurus Funds, LTD. by Accentia)	10,000,000	—

Derivative income (expense) in the accompanying statements of operations is related to the individual derivatives as follows:

	Three Months Ending March 31,
	2007 (unaudited)	2006
Embedded derivative instruments	$1,441,448	$(2,848,552)
Freestanding derivatives (warrants issued in connection with convertible debentures and term note payable)	7,458,518	(631,890)
Default and investment put, Biovest	(73,298)	—

	$8,826,668	$(3,480,442)

	Six Months Ending March 31,
	2007 (unaudited)	2006
Embedded derivative instruments	$1,441,448	$2,722,853
Freestanding derivatives (warrants issued in connection with convertible debentures and term note payable)	6,794,395	160,182
Default and investment put, Biovest	(59,106)	—

	$8,176,737	$2,883,035

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

6. Lines of credit

Lines of credit consist of the following as of:

	March 31, 2007 (unaudited)	September 30, 2006
Related Party:
Bridge note related party, interest at 4.25%, unsecured, matures August 2007 (a)(b)	$1,060,497	$1,060,497
Other:
Secured revolving note, $2.5 million is convertible, due to Laurus Master Fund, Ltd., interest at prime plus 2% (10.25% at March 31, 2007); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share (See Note 8)	4,992,980	9,925,473
Revolving credit agreement, interest at prime rate (8.25% at March 31, 2007); matures January 2008; secured by Company’s accounts receivable and guarantee of majority stockholder	4,000,000	4,000,000

	$10,053,477	$14,985,970

(a)	This note was amended to provide up to $4.0 million in available borrowings from Hopkins II, an entity owned by a majority stockholder (b). The Company may prepay the bridge loan at any time without penalty or premium. However, on the date on which the bridge loan becomes due or on which the Company desires to prepay the loan, the Company must not be in default under its credit facility with Laurus Master Fund, Ltd., and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied. The Company has the unconditional right to borrow up to $4.0 million in the aggregate upon ten days’ prior written notice to Hopkins II. The Company’s right to borrow any amounts in excess of $4.0 million is conditioned upon the Company either being in default under its credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. As of March 31, 2007, $1.1 million is outstanding under this bridge loan after conversion of $3.2 million in principal and interest payments into common stock in May 2006, leaving potentially available borrowing capacity of $2.9 million.
(b)	Dr. Francis E. O’Donnell, the Company’s Chief Executive Officer and Chairman, is the sole manager of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

7. Notes Payable

Notes payable consists of the Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”) notes payable from Biovest of $1,756,480 (the “Notes”) of which $1,750,000 is guaranteed by the shareholders, officers, directors and shareholders of Accentia, and Biovest. The notes bear interest at prime rate less 0.5%. On May 3, 2007, Biovest entered into a renewal of the Note extending the maturity date to May 21, 2007. In conjunction with the issuance of these notes payable the Company issued to the guarantors warrants to purchase an aggregate total of approximately 1,800,000 shares of the Company’s common stock, par value $.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire in 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants. The Company agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lender to compensate each affected guarantor by issuance of restricted common stock equal to 700% of the amount of their guarantee.

8. Long-term debt

Long-term debt consists of the following as of:

	March 31, 2007 (unaudited)	September 30 2006
Convertible debentures – September 2006, at fair value, face value $25,000,000, interest at 8%, matures September 2010	$24,873,516	$21,727,869
Convertible debentures – February 2007, face value $24,940,000, interest at 8%, matures February 2011	9,944,136	—
Convertible amortizing term note, due to Laurus Master Fund, LTD., interest payable monthly at prime rate plus 4% or 12.25%, due April 2008 (a)(c)	5,042,722	6,166,670
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2007(b)	46,818	114,499
Convertible amortizing term note (owed by Biovest), due to Laurus Master Fund, Ltd., interest payable monthly at the greater of prime rate plus 2% or 10.25%, due March 2009 (c)	2,271,385	2,354,128
Term note, Pulaski Bank and Trust Company, interest payable monthly at 7.75 (d)	—	2,000,000
Note payable, employee settlement	40,958	119,950
Other	120,628	104,263
Long term accrued interest	360,370	85,978

	42,700,533	32,673,357
Less current maturities	(11,342,084)	(5,652,152)

	$31,358,449	$27,021,205

Footnotes to long-term debt:

(a)	Note is convertible into shares of common stock at $6.80 per share, exercisable through April 2008.
(b)	Notes are convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, exercisable through September 2007.
(c)	Convertible term note of $7,500,000 is due by Biovest to Laurus Master Fund, Ltd., and is a direct loan to Biovest, of which Accentia has guaranteed 65% if the note. Discounts on long-term debt include the value of warrants issued in conjunction with long-term debt and are accreted over the life of the related debt. The debt provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. In May 2006, upon release of funds underlying the first tranche, the Company reclassified an amount of $306,750 which represents the estimated fair value of the default put liabilities to derivative liabilities. In December 2006, upon release of funds under the second tranche, the Company reclassified $122,700 to derivative liabilities. The default liability is initially and subsequently carried at fair value with changes recorded in income. Accordingly, $425,895 and $236,369 are recorded as a derivative liability in the accompanying balances sheet on March 31, 2007 and September 30, 2006, respectively.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

8. Long-term debt (continued)

Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in calendar 2007. Biovest did not commence making such payments when originally due and reached an understanding that such payments would not commence while Biovest sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 (the “Letter Agreement”). Biovest closed a short-term borrowing of $750,000 from Pulaski Bank and this Letter Agreement became effective on April 17, 2007. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from the Company to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note are deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million per month will commence. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent 3% of world-wide net sales of AutovaxID instruments for a period of five years commencing on the earlier of May 31, 2007 or the completion of a long term financing by Biovest. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

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

Convertible debentures – September 2006

The September 2006 Private Placement of $25.0 million in principal amount of 8% Secured Convertible Debentures, issued September 2006, and mature September 29, 2010 (the “September 2006 Debentures”), resulting in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction. A total of $7.3 million of proceeds was placed into an escrow account for payment to Laurus for certain amounts due under the Company’s credit facility with Laurus. As of March 31, 2007, escrow balances of $5.0 million have been released and paid to Laurus. The September 2006 Debentures are convertible immediately, at the option of the holder, into shares of the Company’s common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. Interest is payable quarterly in arrears in cash, or, at the Company’s option, in shares of Company common stock. The September 2006 Debentures will bear default interest at a rate of 18% per annum. The increase from September 30, 2006 was due to an adjustment to fair market value at March 31, 2007.

Beginning October 1, 2007, and on the 1st of each month thereafter, the Company may elect to redeem 1/37th of the face value of the September 2006 Debentures in cash or, at the Company’s election, with shares of Company common stock, shares of BVTI common stock held by the Company, or a combination thereof.

As a part of the September 2006 Private Placement, the Company issued Warrants to the purchasers of the September 2006 Debentures giving them the right to purchase up to an aggregate of 3,136,201 shares of the Company’s common stock at an exercise price of $2.75 per share, provided that such Warrants may be alternatively exercised for shares of BVTI common stock held by the Company at an exercise price of $1.10 per share. All of the Warrants (including the warrants granted to the Placement Agent) will expire on September 29, 2011.

Unless and until shareholder approval of the September 2006 Private Placement is obtained by the Company, the aggregate number of shares of the Common Stock of the Company issuable upon the conversion of any of the September 2006 Debentures and upon the exercise of any of the Warrants is limited to 19.99% of the number of shares of Company common stock outstanding on the date of the closing of the September 2006 Private Placement.

As of March 31, 2007, approximately $2.8 million of principal has been converted.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

8. Long-term debt (continued)

Convertible debentures - February 2007

The February 2007 Private Placement of $24.7 million in principal amount of 8% Secured Convertible Debentures issued February 2007, and mature February 28, 2011 (the “February 2007 Debentures”) resulting in gross proceeds of $18,800,000 after placement fees of approximately $2.0 million not including other expenses associated with the transaction. The February 2007 Debentures are convertible immediately, at the option of the holder at $4.00 per share subject to an adjustment, as defined. However, the February 2007 Debentures provide that, in the event that the volume weighted average trading price of our common stock during the ten (10) trading days immediately prior to the earlier of (i) May 14, 2007 and (ii) the date on which shareholder approval of the February 2007 Private Placement (as described below) occurs (the “Reset Date”) is less than the then-effective conversion price, then the conversion price then in effect is automatically reduced to such lower price (the “Reset Price”). The Reset Price has been calculated at $2.67 per share, and therefore the conversion price of the February 2007 Debentures was reduced to $2.67 per share as of May 14, 2007. Also, in the event that we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted February 2007 Debentures will be decreased to equal such lower price. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions.

Beginning on March 1, 2008, and on the 1st of each month thereafter, the Company will be required to redeem 1/37th of the face value of the February 2007 Debentures in cash or, at its election, with shares of our common stock. The Company’s ability to pay redemption payments with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. No payment in common stock made by the Company may exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the redemption payment. Common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment.

In conjunction with the issuance of the February 2007 Debentures, in order to induce certain investors from the September 2006 Private Placement to increase their investment by purchasing additional debentures in the February 2007 Private Placement, the Company offered a discount on the February 2007 Debentures and additional warrants to purchase shares of common stock with the issuance of the February 2007 Debentures. The Company issued $17,940,000 face value convertible debentures to certain investors for proceeds of $13,000,001, and 1,049,750 additional warrants with an estimated fair value of approximately $1,740,000 to these investors. The Company recognized a loss of $4,547,503 pursuant to this inducement during the quarter ended March 31, 2007.

As a part of the February 2007 Private Placement, the Company issued warrants to the purchasers of the February 2007 Debentures giving them the right to purchase up to an aggregate of 2.2 million shares of the Company’s common stock at an initial exercise price of $4.25 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of the Company’s common stock at an initial exercise price of $4.00 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “Warrants”). The Warrants are immediately exercisable, and the exercise prices for the Warrants are subject to adjustment for stock splits, stock dividends, and the like. The Warrants also have exercise price reset provisions calculated on the Reset Date in accordance with formula used to calculate the February 2007 Debentures’ Reset Price. The Reset Price has been calculated at $2.67 per share, and therefore the exercise price of the Long Term Warrants was reduced to $2.94 per share and the exercise price of the Short Term Warrants was reduced to $2.67 per share as of May 14, 2007.

In connection with the February 2007 Private Placement, the Company also issued to the placement agents for the transaction Long Term Warrants to purchase an aggregate of approximately 0.4 million shares of our common stock. All of the Long Term Warrants will expire on the fifth (5th) anniversary of the issue date of such warrants, and all of the Short Term Warrants will expire on the earlier of (i) the 60th day following the effective date of the registration statement described below (or, if later, the date on which shareholder approval of the private placement is received) and (ii) the two year anniversary of the date of the warrant. Pursuant to the February 2007 Debentures, the May 14, 2007 adjustment resulted in a change in the debenture and the warrant price to $2.67.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

Laurus Master Funds, Ltd.

The Laurus financings included registration rights and certain other terms and conditions related to share settlement of the embedded derivatives and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as anti-dilution protection afforded the financing agreements render the number of shares issuable to be indeterminate. In these instances, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values. Following is the allocation of proceeds and balance as of March 31, 2007 (unaudited):

Original principal balance of Laurus notes	$20,000,000
Less reduction for:
Fair value of beneficial conversion of options	(4,413,514)
Fair value of warrants	(3,989,610)

Initial note payable	11,596,876
Accretion of discount through March 31, 2007	1,694,401
Loss on extinguishment of debt resulting from the August 2005 amendment	4,808,782
Debt repayments, net	(8,064,357)

Carrying value at March 31, 2007	$10,035,702

As presented on consolidated balance sheet:
Current maturities of long-term debt-other	$2,287,906
Lines of credit-current	4,992,980
Long-term debt, net of current maturities	2,754,816

$10,035,702

Included in restricted cash is $2.4 million reserved for payment on Laurus Term Note.

The discount to the debt instruments resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective method.

The fair value of convertible notes for disclosure purposes only are estimated based upon the present value of the estimated cash flow at credit risk adjusted interest rates for convertible instruments. As of March 31, 2007 (unaudited), estimated fair values and respective carrying values for debt instruments are as follows:

	Fair Value	Carrying Value
$10,000,000 Face Value Convertible Secured Term Note	$6,774,193	$5,042,722
$10,000,000 Revolving Line of Credit	$5,034,143	$4,992,980

	$11,808,336	$10,035,702

Future maturities of long-term debt are as follows at face value:

Years ending March 31:
2008	$10,606,926
2009	24,745,486
2010	16,646,666
2011	12,480,001

64,478,579
Less unamortized discounts and adjustment to fair value on certain convertible debentures	(21,778,046)

$42,700,533

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

9. Stockholders’ equity

Reclassification of financial instruments

The Company reclassified outstanding warrants previously classified as equity to derivative liabilities effective February 27, 2007 due to the Company’s inability to determine the adequacy of available common shares subject to certain anti-dilution provisions in the February 2007 convertible debentures (Note 8). The amount of the reclassification was approximately $3.2 million.

Stock options and warrants

The company provides for two option plans, the 2003 Stock Option Plan (“2003”) per its second amendment on February 27, 2004, and the 2005 Equity Incentive Plan (“2005”). Both plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3,500,000 shares of common stock, and 762,571 shares of Series D Preferred Stock. At March 31, 2007, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of March 31, 2007, 707,771 options are outstanding under the 2003 Plan.

On February 1, 2005, the Company’s board of directors adopted the Accentia Biopharmaceuticals, Inc. 2005 Equity Incentive Plan. The 2005 Plan provides for the issuance of 3,000,000 shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of March 31, 2007, 1,964,178 options are outstanding under the 2005 Plan. The Company may, at any time, amend or modify the Plan without limitation.

Stock options and warrants issued, redeemed and outstanding during the six months ended March 31, 2007 (unaudited) are as follows:

	Outstanding Options and Warrants	Average Exercise price per share
Options and warrants outstanding, September 30, 2006	8,302,147	4.06
Activity for the six months ended March 31, 2007:
Options issued	1,470,140	3.51
Warrants issued	5,672,850	4.11
Options terminated/forfeited	(237,850)	4.00
Options exercised	(747,332)	1.31

Options and warrants outstanding, March 31, 2007	14,459,955	4.17

Options outstanding	2,671,949	3.95
Warrants outstanding	11,788,006	4.22

	14,459,955

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

The weighted average grant date fair values of stock options and warrants granted during the six months ended March 31, 2007 (unaudited), were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
Six months ended March 31, 2007	$3.28	$4.00

The Company’s nonvested options as of March 31, 2007, and changes during the six months ended March 31, 2007 (unaudited), is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value	Intrinsic Value
Nonvested at October 1, 2006	433,933
Granted	777,289
Vested	(192,470)
Forfeited	(112,212)

Nonvested at March 31, 2007	906,540	$2.54	279,734

The total unearned compensation cost of $2,301,963 relating to the 906,540 nonvested options as of March 31, 2007 will be recognized over a weighted average period of two years.

10. Variable interest entities

Accounting for the NMTC financing arrangement and variable interest entities:

The Company evaluated the structure of the NMTC financing arrangement (Note 13) and entities so involved under the context of FIN46. FIN46 provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

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

Assets of $8.0 million and liabilities of $7.7 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp and St. Louis Development Corporation reflected on the Company’s March 31, 2007 condensed consolidated balance sheet as non controlling interests in variable interest entities. The warrants issued to the guarantors were expensed based upon their fair values. All intercompany accounts will continue to be eliminated so long as (i) the entities meet the definition of variable interest entities and (ii) the Company is the primary beneficiary

Revimmune LLC:

On February 27, 2007, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune LLC (“Revimmune”) under which the Company was granted the exclusive worldwide rights to Revimmune™. Revimmune™ is based on pulsed, ultra-high dosing of a well known chemotherapeutic agent under a risk management program. Revimmune will treat numerous autoimmune diseases with an initial indication targeting refractory relapsing-remitting Multiple Sclerosis. Revimmune LLC is affiliated with Hopkins Capital Group II, LLC and Dr. Frank O’Donnell who is an officer and director of the Company.

Under the Sublicense Agreement, the Company is obligated to pay to Revimmune a royalty of 4% on net sales, and in the event of a sublicense by the Company, to pay 10% of sublicense consideration received. Upon the approval of the sublicensed treatment in the U.S. for each autoimmune disease, the Company is required to issue to Revimmune vested warrants to purchase 800,000 shares of the Company’s common stock. The warrants which will be granted at the approval of the first Sublicensed Product will have an exercise price of $8 per share and any subsequent warrants to be issued will have an exercise price equal to the average of the volume weighted average closing prices of the Company’s common stock during the ten (10) trading days immediately prior to the grant of such warrant. The Company assumed certain obligations under Revimmune’s license with Johns Hopkins University related to the sublicensed technology, including the payment of all royalty obligations due Johns Hopkins University for the sublicensed products. The Company will be responsible, at its sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the sublicensed products.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

The Company has the controlling financial interest of Revimmune and is considered the primary beneficiary, and therefore, the financial statements of Revimmune have been consolidated with the Company as of February 27, 2007 and through March 31, 2007. As of March 31, 2007, Revimmune’s assets and equity were approximately $60,000.

11. Operational results for Biovest

The following are results of Biovest on a stand alone basis as compared to Accentia consolidated results:

	For the three months ended March 31,
	2007 (unaudited)		2006
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$1,551,817	$3,005,966	$2,288,996	$4,764,930
Cost of sales	851,144	561,030	1,228,539	1,422,076

Gross margin	700,673	2,444,936	1,060,457	3,342,854
Operating expenses	5,019,344	9,291,455	3,683,551	9,856,067

Loss from operations	(4,318,671)	(6,846,519)	(2,623,094)	(6,513,213)
Interest expense	(1,544,342)	(1,152,191)	(161,043)	(1,073,355)
Other income (expense)	7,831	(3,499,639)	5,341	48,273
Derivative gain (loss)	(73,298)	8,899,966	—	(3,480,442)
Non-controlling interest in earnings from variable interest entities	478,289
Absorption of prior losses against minority interest	—	7,500	—	—

Net loss	(5,450,191)	(2,590,883)	(2,778,796)	(11,018,737)
Dividends	—	—	—	—

Loss attributable to common shareholders	(5,450,191)	(2,590,883)	(2,778,796)	(11,018,737)

Weighted average shares outstanding, basic and diluted	32,815,821	32,815,821	29,124,526	29,124,526
Loss attributable to common stockholder per common share	(0.17)	(0.08)	(0.09)	(0.38)

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	For the six months ended March 31,
	2007 (unaudited)		2006
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$2,878,926	$7,560,601	$3,373,971	$10,497,920
Cost of sales	1,617,236	1,420,230	1,831,442	2,694,946

Gross margin	1,261,690	6,140,371	1,542,529	7,802,974
Operating expenses	19,637,761	8,033,709	7,108,500	18,781,051

Loss from operations	(18,376,071)	(1,893,338)	(5,565,971)	(10,978,077)
Interest expense	(3,584,034)	(2,335,203)	(269,633)	(1,970,746)
Other income (expense)	(7,860,065)	(13,565,303)	42,841	54,192
Derivative gain (loss)	(59,106)	8,235,843	—	2,883,035
Non-controlling interest in earnings from variable interest entities	478,289
Absorption of prior losses against minority interest	—	276,901	—	1,689,800

Net loss	(29,400,987)	(9,281,100)	(5,792,763)	(8,321,796)
Dividends	—	—	—	(40,739)

Income (loss) attributable to common shareholders	(29,400,987)	(9,281,100)	(5,792,763)	(8,362,535)

Weighted average shares outstanding, basic and diluted	32,262,128	32,262,128	24,863,557	24,863,557
Loss attributable to common stockholder per common share	(0.91)	(0.29)	(0.23)	(0.34)

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

12. Segment information

The Company defines segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. There were no inter-segment sales for the three months ended March 31, 2007 and 2006 respectively. Inter-segment sales were $-0- and $0.1 million for the six months ended March 31, 2007 and 2006 respectively. Inter-segment sales representing the sale of services from the Biopharmaceutical Products and Services segment to the Specialty Pharmaceuticals segment have been eliminated from segment sales.

Segment information is as follows:

	Three Months Ended March 31, 2007 (unaudited)
	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$700,137	$865,729	$1,565,866
Services	2,991,918	—	2,991,918

Total net sales	3,692,055	865,729	4,557,784

Cost of sales:
Products	455,780	113,501	569,281
Services	842,893	—	842,893

Total cost of sales	1,298,673	113,501	1,412,174

Gross margin	2,393,382	752,228	3,145,610

Sales and marketing	34,079	2,224,553	2,258,632
Research and development	5,548,911	—	5,548,911

Segment Loss	(3,189,608)	(1,472,325)	(4,661,933)

Total assets	46,446,176	5,221,290	51,667,466
Goodwill	1,193,437	—	1,193,437

	Three Months Ended March 31, 2006 (unaudited)
	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,751,765	$2,271,565	$4,023,330
Services	3,030,596	—	3,030,596

Total net sales	4,782,361	2,271,565	7,053,926

Cost of sales:
Products	724,810	735,752	1,460,562
Services	1,190,053	—	1,190,053

Total cost of sales	1,914,863	735,752	2,650,615

Gross margin	2,867,498	1,535,813	4,403,311

Sales and marketing	47,145	3,551,609	3,598,754
Research and development	2,964,234	—	2,964,234

Segment Loss	(143,881)	(2,015,796)	(2,159,677)

Total assets	29,879,411	12,248,680	42,128,091
Goodwill	1,193,437	—	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	Six Months Ended March 31, 2007 (unaudited)
	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,529,598	$2,972,284	$4,501,882
Services	5,937,645	—	5,937,645

Total net sales	7,467,243	2,972,284	10,439,527

Cost of sales:
Products	854,517	549,504	1,404,021
Services	1,633,445	—	1,633,445

Total cost of sales	2,487,962	549,504	3,037,466

Gross margin	4,979,281	2,422,780	7,402,061

Sales and marketing	63,535	4,372,551	4,436,086
Research and development	10,028,576	—	10,028,576

Segment Loss	(5,112,830)	(1,949,771)	(7,062,601)

Total assets	46,446,176	5,221,290	51,667,466
Goodwill	1,193,437	—	1,193,437

	Six Months Ended March 31, 2006 (unaudited)
	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$2,623,225	$5,174,608	$7,797,833
Services	6,074,058	—	6,074,058

Total net sales	8,697,283	5,174,608	13,871,891

Cost of sales:
Products	1,106,155	1,282,968	2,389,123
Services	2,137,265	—	2,137,265

Total cost of sales	3,243,420	1,282,968	4,526,388

Gross margin	5,453,863	3,891,640	9,345,503

Sales and marketing	410,166	6,448,535	6,858,701
Research and development	6,124,106	—	6,124,106

Segment Loss	(1,080,409)	(2,556,895)	(3,637,304)

Total assets	29,879,411	12,248,680	42,128,091
Goodwill	1,193,437	—	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

Domestic and foreign operations

Total assets and net income of the Company’s foreign subsidiary were insignificant; however, total revenues aggregated approximately 25% of total revenues of the Company for the three months ended March 31, 2007. This entity, which is based in Germany, operates in the Biopharmaceutical Products and Services Segment and its general segment data is included therein. Segment information on a geographic basis is as follows:

	Three Months Ended March 31, 2007 (unaudited)
	Domestic	International (Europe)	Total
Net sales	$3,423,792	$1,133,992	$4,557,784
Net income (loss)	(8,090,871)	49,797	(8,041,074)
Total Assets	49,163,369	2,504,097	51,667,466
Goodwill	893,000	300,437	1,193,437

Total revenues from the foreign subsidiary aggregated approximately 23% of total revenue of the Company in the six months ended March 31, 2007. Segment information on a geographic is as follows:

	Six Months Ended March 31, 2007 (unaudited)
	Domestic	International (Europe)	Total
Net sales	$8,027,693	$2,411,834	$10,439,527
Net income (loss)	(39,251,737)	569,650	(38,682,087)
Total Assets	49,163,369	2,504,097	51,667,466
Goodwill	893,000	300,437	1,193,437

Total revenues from the foreign subsidiary aggregated approximately 15% of total revenue of the Company in the three months ended March 31, 2006. Segment information on a geographic basis is as follows:

	Three Months Ended March 31, 2006 (unaudited)
	Domestic	International (Europe)	Total
Net sales	$5,962,003	$1,091,923	$7,053,926
Net loss	(13,440,092)	(357,441)	(13,797,533)
Total Assets	39,596,699	2,531,392	42,128,091
Goodwill	893,000	300,437	1,193,437

Total revenues from the foreign subsidiary aggregated approximately 15% of total revenue of the Company in the six months ended March 31, 2006. Segment information on a geographic basis is as follows:

	Six Months Ended March 31, 2006 (unaudited)
	Domestic	International (Europe)	Total
Net sales	$11,755,015	$2,116,876	$13,871,891
Net loss	(13,682,404)	(432,155)	(14,114,559)
Total Assets	39,596,699	2,531,392	42,128,091
Goodwill	893,000	300,437	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

13. New Market Tax Credits Financing

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

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

13. New Market Tax Credits Financing (continued)

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

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

14. Related party transactions

See Notes 6 for related party note payable

Related party license agreement and sale of royalty rights

On April 12, 2004, the Company entered into a license agreement (as licensee) with BDSI, an entity under common control relating to certain products rights. Accentia’s responsibilities included paying the costs associated with any of the commercial aspects, in keeping with its business plan (utilization of sales force, education of the public and prescribing population, etc.). In connection therewith, BDSI is entitled to royalties of 12% for sales of all products covered under the MAYO agreement including but not limited to topical antifungal products that do not require FDA approval and 14% of licensed products. The royalty obligations shall continue for each product for the term of the last to expire of the licensed patent rights covering the product.

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

PPD acquired only the royalty rights and did not assume any liability or obligation of the Company. Further, pursuant to the agreement, the Company has agreed to make minimum royalty payments through December 2009 of $2.5 million. Failure to make such minimum payments is deemed a material breach. In connection therewith, Accentia may make up such shortfall to cure the breach. In addition, termination of the “enabling agreements” (BDSI and MAYO) constitutes a default as well as failure to maintain market exclusivity and failure to enforce Mayo Patent Rights. In the event of termination, the Company is required to refund the purchase price less the aggregate royalties paid prior to termination, except that if aggregate royalties exceed $2.5 million, the Company has no obligation to refund the purchase price. The $2.5 million received from PPD is recorded as “other liabilities, related party” in the accompanying consolidated balance sheets. As such, other liabilities, related party includes $2.37 million and $2.44 million associated with this transaction at March 31, 2007 and September 30, 2006, respectively (net of royalties earned through those respective dates). If royalties do materialize, they must be paid to PPD, at which time revenue from the sale of these rights to PPD would be recognized.

Agreements with Biovest

During the six months ended March 31, 2007, the following transactions occurred:

•

The Company and Biovest entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that the Company was the exclusive commercialization partner for Biovest’s biologic products and was entitled to 49% of Biovest’s net profits from the sale of biologic products. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from each Biovest biologic product less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that the Company is no longer Biovest’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales of biologic products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for the Company entering into this Royalty Agreement, Biovest agreed to issue to the Company five million new shares of Biovest common stock, representing the independently appraised value to Biovest of the new agreement.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

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

•

The Company and Biovest entered into a Purchase Agreement whereby Biovest purchased the Company’s 70.5% ownership interest in Biolender, LLC (“Biolender”). Biolender is the entity that was formed by Biovest and the Company to participate in Biovest’s New Market Tax Credit enhanced financing that closed on April 25, 2006. Biolender’s principal assets is a promissory note in principal amount of $8.5 million which is anticipated to be repaid in approximately seven years when Biovest is required to repay the loan that it received as part of this New Market Tax Credit enhanced financing. In consideration of the sale of this interest in Biolender, Biovest agreed to issue to the Company 10 million additional new shares of Biovest common stock, representing the negotiated value of the purchased interest.

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

The $9,428,000 fair value of the warrant has been recorded as Loss on financing transaction of $8.8 million, and Loss on sale of assets of $0.6 million in the statements of operations for the six months ended March 31, 2007.

15. Commitments and contingencies

Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2011. The annual aggregate rental commitments under non-cancelable leases are as follows:

Years ending March 31,
2007	$2,019,253
2008	1,886,776
2009	1,619,350
2010	408,936
2011	231,254

$6,165,569

Rent expense for all operating leases was approximately $0.8 million, and $0.9 million, for the three months ended March 31, 2007 and March 31, 2006, respectively. Rent expense for all operating leases was approximately $1.6 million, and $1.7 million, for the six months ended March 31, 2007 and March 31, 2006, respectively. Rental income from subleases aggregated $0.1 million and $0.04 million in the three months ended March 31, 2007 and March 31, 2006, respectively. Rental income from subleases aggregated $0.2 million and $0.1 million in the six months ended March 31, 2007 and March 31, 2006, respectively.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

Litigation

The Company’s Analytica International subsidiary is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims against Analytica, the Company and an officer of the Company. The Company has filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. The Company has indicated that it plans to pursue its affirmative claims in this matter vigorously and will assert all available defenses against the counterclaims, which the Company believes are without merit.

Except for the foregoing, the Company is not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which is covered by insurance.

16. Subsequent Events

In May 2007, the Company and the Mayo Foundation for Medical Education and Research (“Mayo”) entered into a Third Amendment to the License Agreement dated February 10, 2004 confirming that the Company had fulfilled its obligation to pay the milestone royalty to Mayo at the start of the Company’s Phase 3 clinical trial for an amphotericin B product and clarifying that the Company will not be required to pay additional milestone royalty payments to Mayo if the Company conducts more than one Phase 3 clinical trial for an amphotericin B product. On May 9, 2007, the Company entered into a Second Amendment to its Option Agreement (the “Second Amendment”) with Mayo under which the Company’s exclusive option to elect to expand its license for the use of all antifungals for the treatment of chronic sinusitis (chronic rhinosinusitis), was extended for an additional one-year period through and including December 6, 2008. This Second Amendment becomes effective upon payment of cash consideration in the amount of $125,000. In addition, the Company has the worldwide exclusive license to the prescription antifungal, amphotericin B, as well as the exclusive worldwide license to non-prescription over-the-counter products covered by Mayo’s patent. During this exclusive option period Mayo has agreed that it may not discuss licensing of this technology for use of any other compound with any other potential license partner worldwide.

On May 10, 2007, the Company consented to allow Respirics, Inc. to seek an alternative and/or additional distribution partner for MD Turbo, a breath actuated metered dose medical device that is used in conjunction with inhalers for treatment of asthma and COPD disease, which is currently exclusively distributed by the Company under a distribution agreement executed between the Company and Respirics in August 2005 (the “Agreement”). This consent may result in the reduction and/or termination of any and all rights of the Company to distribute MD Turbo (the “Product”). In the event of a termination the Company has agreed to cease distribution and promotion of the Product, or at the option of Respirics to enter into negotiation for a new non-exclusive distribution arrangement. Should the Agreement be terminated Respirics will refund all amounts paid to Respirics by Accentia for non-distributed inventory of the Product with remaining two year shelf life. As part of the consent Respirics has acknowledged that the Company will not be bound to the minimum purchase commitments in the Agreement. In exchange, the Company has acknowledged that Respirics has no existing or future supply or delivery obligations under the Agreement. Concurrent with discussions regarding modifications to the Respirics agreement the Company also sought agreement from Respirics to allow the Company to terminate its co-promotion arrangement with Exeris, Inc. dated March 2006 for the promotion and physician sales detailing of MD Turbo. Respirics concurred with the Company’s rationale for terminating the co-promotion agreement and in conjunction there with effective May 2007, the Company’s co-promotion agreement with Exeris, Inc. was terminated.

Reset of Debenture Conversion Price and Warrant Exercise Price

Although the Company’s February 2007 Debentures were initially convertible at a price of $4.00 per share, such debentures provide that, in the event that the volume weighted average trading price of the Company’s common stock during the ten (10) trading days immediately prior to the earlier of (i) May 14, 2007 and (ii) the date on which shareholder approval of the Company’s February 2007 Private Placement occurs (the “Reset Date”) is less than the then-effective conversion price, then the conversion price then in effect is automatically reduced to such lower price (the “Reset Price”). Subsequent to March 31, 2007, the Reset Price has been calculated at $2.67 per share, and therefore the conversion price of the February 2007 Debentures was reduced to $2.67 per share as of May 14, 2007. As a result of similar reset provisions in the warrants granted in the February 2007 Private Placement, the Long Term Warrants issued in the transaction now represent the right to purchase up to an aggregate of 3,153,167 shares of Company common stock at an exercise price of $2.94 per share, and the Short Term Warrants now represent the right to purchase up to an aggregate 4,670,412 shares of Company common stock at an exercise price of $2.67 per share.

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

Overview

We are a vertically integrated biopharmaceutical company focused on the development and commercialization of drug candidates that are in late-stage clinical development and typically are based on active pharmaceutical ingredients that have been previously approved by the FDA for other indications. Usually these drug candidates can access the accelerated 505(b)(2) regulatory approval pathway which is generally less time-consuming and less expensive than the typical 505(b)(1) pathway that must be used for new chemical entities. Our lead product candidate is SinuNase™, a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis. SinuNase has been granted Fast Track status by the FDA and it is currently in a pivotal Phase 3 clinical trial. During this fiscal year, we also plan to file an IND for a pivotal Phase 3 clinical trial of Revimmune, to treat numerous autoimmune diseases with an initial indication targeting refractory relapsing-remitting Multiple Sclerosis. Revimmune is based on pulsed, ultra-high dosing of a well known chemotherapeutic agent under a risk management program. Additionally, through an investment strategy, we acquired the majority ownership interest in Biovest International Inc. (“Biovest”), (BVTI.OB) and a royalty interest in Biovest’s lead drug candidate, BiovaxID™ and any other biologic products developed by Biovest. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID which is a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID has been granted Fast Track status by the FDA. In addition to these product candidates, we have a specialty pharmaceutical business which markets products focused on respiratory disease, a pipeline of additional products under development by third parties, and an analytical consulting business that serves customers in the biopharmaceutical industry.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended March 31, 2007 were $4.6 million, a decrease of $2.5 million, or 35%, from the three months ended March 31, 2006. The decrease in our consolidated net sales for the three months ended March 31, 2007 primarily reflected a decrease of $1.4 million in net sales in our Specialty Pharmaceuticals segment due to the disposition of our Xodol and Histex product lines, a decrease of $0.3 million in net sales of our Analytica International subsidiary, and was a $0.7 million decrease in net sales in our Biovest subsidiary.

Cost of Sales. Our cost of sales for the three months ended March 31, 2007 was $1.4 million, or 31% of net sales, compared to $2.7 million, or 38% of net sales, during the three months ended March 31, 2006. This represented a decrease of $1.3 million, or 47%, over the three months ended March 31, 2006 attributable to the decrease in corresponding sales.

Research and Development Expenses. Our research and development costs were $5.5 million for the three months ended March 31, 2007; an increase of $2.5 million, or 87%, over the three months ended March 31, 2006. This increase included $2.4 million in SinuNase development compared to $0.5 million in SinuNase development for the same period last year. These were anticipated expenses associated with the commencement of the SinuNase Phase 3 clinical trials. Our Biovest subsidiary research and development expense increased from $2.5 million in the three months ended March 31, 2006 to $3.1 million in the three months ended March 31, 2007 due to increase emphasis on BiovaxID research and its phase 3 clinical trials from the same period last year. Biovest has increased its clinical trial sites to include sites in Russia and the Ukraine. We expect that our research and development costs will continue to increase as we continue our clinical trials for SinuNase and BiovaxID.

Sales and Marketing expenses. Our sales and marketing expenses were $2.3 million for the three months ended March 31, 2007; a decrease of $1.3 million, or 37%, over the three months ended March 31, 2006. This decrease was primarily due to a $1.4 million reduction in sales and marketing expense in our Specialty Pharmaceuticals segment, this was the result of the Company’s increased focus on respiratory products and the disposition of some of the Company’s non-respiratory product lines.

General and Administrative Expenses. Our general and administrative expenses were $6.5 million for the three months ended March 31, 2007; a decrease of $0.2 million, or 3%, over the three months ended March 31, 2006. A decrease of approximately $1.4 million was primarily a result of a reduction in headcount in our Specialty Pharmaceuticals segment. This was offset by in increase of approximately $1.3 million in our Biovest subsidiary.

Royalty expenses. Our royalty expenses were $-0- million for the three months ended March 31, 2007; a decrease of $0.3 million, or 100%, over the three months ended March 31, 2006. This decrease was due to the disposition of our Xodol product line.

Interest Expense and change in fair value of convertible debentures, net. In the three months ended March 31, 2007, our net interest expense and change in fair value of convertible debentures was $1.6 million, an increase of $0.4 million, over the three months ended March 31, 2006. The increase was due primarily to interest on our existing Laurus term notes, existing Laurus revolver, Pulaski term note, and the adjustment to fair market value the convertible debentures. The adjustment to fair market value was approximately $1.1 million for the three months ended March 31, 2007 compared to no adjustment last fiscal year. The adjustment relates to the Midsummer convertible debentures from September 2006 which are revalued to fair value at reporting period. Interest income in both years was nominal.

Derivative gain (loss). Derivative loss was $8.8 million for the three months ended March 31, 2007 as compared to a loss of $3.5 million for the three months ended March 31, 2006. This decrease was related to the Laurus financing arrangement that commenced in the 2005 fiscal year and the derivative instruments issued in conjunction with the Midsummer transactions in September 2006 and February 2007, and results primarily from the decrease in our common stock price on which the derivative liabilities are based.

Segment Operating Results

	For the Three months ended March 31,
	2007		2006
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$1,551,817		$2,288,996
All other business units	2,140,238		2,493,365

Total Biopharmaceutical Products and Services	3,692,055		4,782,361
Specialty Pharmaceuticals	865,729		2,271,565

Total Net Sales	$4,557,784		$7,053,926

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$851,144		$1,228,539
All other business units	447,529		686,324

Total Biopharmaceutical Products and Services	1,298,673	35%	1,914,863	40%
Specialty Pharmaceuticals	113,501	13%	735,752	32%

Total Cost of Sales	$1,412,174		$2,650,615

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$700,673		$1,060,457
All other business units	1,692,710		1,807,040

Total Biopharmaceutical Products and Services	2,393,383	65%	2,867,497	60%
Specialty Pharmaceuticals	752,228	87%	1,535,813	68%

Total Gross Margin	$3,145,610		$4,403,311

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$3,128,164		$2,465,236
All other business units	2,420,747		498,998

Total Biopharmaceutical Products and Services	5,548,911	153%	2,964,234	62%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$5,548,911		$2,964,234

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$34,079		$47,114
All other business units	—		—

Total Biopharmaceutical Products and Services	34,079	2%	47,114	1%
Specialty Pharmaceuticals	2,224,553	25%	3,551,609	156%

Total Sales and Marketing Expenses	$2,258,632		$3,598,723

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the three months ended March 31, 2007, were $3.7 million, a decrease of $1.1 million, or 23%, from the three months ended March 31, 2006. This decrease was attributable primarily to a decrease of $0.3 million in net sales of our Analytica International subsidiary, and $0.7 million decrease in net sales in our Biovest subsidiary.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the three months ended March 31, 2007 was $1.3 million, or 35% of segment net sales, compared to $1.9 million, or 40% of segment net sales, during the three months ended March 31, 2006.

Research and Development Expenses. Our research and development costs were $5.5 million for the three months ended March 31, 2007; an increase of $2.6 million, or 87%, over the three months ended March 31, 2006. This increase included $2.4 million in SinuNase development compared to $0.5 million in SinuNase development for the same period last year. These were anticipated expenses associated with the commencement of the SinuNase Phase 3 clinical trials. Our Biovest subsidiary research and development expense increased from $2.5 million in the three months ended March 31, 2006 to $3.1 million in the three months ended March 31, 2007 due to increase emphasis on BiovaxID research and its phase 3 clinical trials from the same period last year. Biovest has increased its clinical trial sites to include sites in Russia and the Ukraine. We expect that our research and development costs will continue to increase as we continue our clinical trials for SinuNase and BiovaxID.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.03 million in the three ended March 31, 2007; a decrease of $0.01 million, or 28%, over the three months ended March 31, 2006.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the three months ended March 31, 2007, were $0.9 million, a decrease of $1.4 million, or 62%, from the three months ended March 31, 2006. This decrease was primarily attributable to the sales of our Xodol and Histex product lines.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the three months ended March 31, 2007 was $0.1 million, or 15% of net sales, compared to $0.7 million, or 32% of net sales, during the three months ended March 31, 2006. The decrease in cost of sales was attributable to a decrease in sales for the period.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the three month periods ended March 31, 2007 or 2006.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $2.2 million in the three months ended March 31, 2007; a decrease of $1.4 million, or 37%, over the three months ended March 31, 2006. This decrease was primarily due to a reduction in sales related personnel. This was the result of the Company’s increased focus on respiratory products and the disposition of some of the Company’s non-respiratory product lines.

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

Consolidated Results of Operations

Net Sales. Our net sales for the six months ended March 31, 2007 were $10.4 million, a decrease of $3.4 million, or 25%, from the six months ended March 31, 2006. The decrease in our consolidated net sales for the six months ended March 31, 2007 reflected a decrease of $2.2 million in net sales in our Specialty Pharmaceuticals segment due to the sale of our Xodol and Histex product lines, a decrease of $0.5 million in net sales of our Analytica International subsidiary, and a decrease of $0.5 million in our Biovest subsidiary.

Cost of Sales. Our cost of sales for the six months ended March 31, 2007 was $3.0 million, or 29% of net sales, compared to $4.5 million, or 33% of net sales, during the six months ended March 31, 2006. This represented a decrease of $1.5 million, or 33%, over the three months ended March 31, 2006 attributable to the decrease in corresponding sales.

Research and Development Expenses. Our research and development costs were $10.0 million for the six months ended March 31, 2007; an increase of $3.9 million, or 64%, over the six months ended March 31, 2006. This increase included $4.0 million in SinuNase development compared to $1.0 million in SinuNase development for the same period last year. These were anticipated expenses associated with the commencement of the SinuNase Phase 3 clinical trials. Our Biovest subsidiary research and development expense increased from $5.1 million in the six months ended March 31, 2007 to $6.1 million in the three months ended March 31, 2006 due to increase emphasis on BiovaxID research and its phase 3 clinical trials from the same period last year. Biovest has increased its clinical sites to include sites in Russia and the Ukraine. We expect that our research and development costs will continue to increase as we continue our clinical trials for SinuNase and BiovaxID.

Sales and Marketing expenses. Our sales and marketing expenses were $4.4 million for the six months ended March 31, 2007; a decrease of $2.4 million, or 35%, over the six months ended March 31, 2006. This decrease was primarily due to a $2.1 million reduction in our Specialty Pharmaceuticals segment. This was the result of the Company’s increased focus on respiratory products and the disposition of some of the Company’s non-respiratory product lines.

General and Administrative Expenses. Our general and administrative expenses were $13.2 million for the six months ended March 31, 2007; an increase of $1.1 million, or 9%, over the six months ended March 31, 2006.

Royalty expenses. Our royalty expenses were $-0- million for the six months ended March 31, 2007; a decrease of $0.8 million, or 100%, over the six months ended March 31, 2006. This decrease was due to the sale of the Xodol product line.

Interest Expense and change in fair value of convertible debentures, net. In the three months ended March 31, 2007, our net interest expense and change in fair value of convertible debentures was $12.9 million, an increase of $10.6 million, over the six months ended March 31, 2006. The increase was due primarily to interest on our existing Laurus term notes, existing Laurus revolver, Pulaski term note, and the adjustment to fair market value the convertible debentures of $7.1 million. Interest income in both years was nominal.

Loss on sale of assets. Our loss on sale of assets was $1.2 million for the six months ended March 31, 2007; an increase of $1.2 million, or 100%, over the six months ended March 31, 2006. This increase was due to the disposition of our Xodol and Histex products in our Specialty Pharmaceuticals segment. The net effect on cash was an increase of $1.3 million.

Derivative gain (loss). Derivative gain was $8.2 million for the six months ended March 31, 2007 as compared to a gain of $2.9 million for the six months ended March 31, 2006. This increase was related to the Laurus financing arrangement that commenced in the 2005 fiscal year and the derivative instruments issued in conjunction with the Midsummer transactions in September 2006 and February 2007, and results primarily from the decrease in our common stock price on which the derivative liabilities are based.

Loss on financing transaction. In the six months ended March 31, 2007, our loss on financing transaction was $8.8 million compared to no loss for the six months ended March 31, 2006. This loss is attributable to Biovest warrants issued to Laurus Master Fund, Ltd. for Biovest shares owned by Accentia in order to obtain consent for various transactions including the termination of a first right of refusal agreement with Biovest, the sale of our interest in Biolender, LLC, and termination of the Biologics Products Commercialization Agreement with Biovest.

Absorption of prior gains against minority interest. Absorption of prior gains against minority interest was $0.3 million in the six months ended March 31, 2007, a decrease of $1.4 million, primarily due to the sale of Biovest stock to a third-party in the NMTC 2 transaction.

Preferred Stock Dividends. In the six months ended March 31, 2007, we incurred no dividend costs, compared to $0.04 in the six months ended March 31, 2006. There was no dividend cost in the three months ended March 31, 2007 due to the conversion of all Series E preferred stock to common stock at our Initial Public Offering in November 2005. Dividends for the six months ended March 31, 2006 consisted of dividends accrued on our Series E preferred stock.

Segment Operating Results

	For the Six months ended March 31,
	2007		2006
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$2,878,925		$3,373,971
All other business units	4,588,318		5,323,312

Total Biopharmaceutical Products and Services	7,467,243		8,697,283
Specialty Pharmaceuticals	2,972,284		5,174,608

Total Net Sales	$10,439,527		$13,871,891

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$1,617,236		$1,831,442
All other business units	870,726		1,411,978

Total Biopharmaceutical Products and Services	2,487,962	33%	3,243,420	37%
Specialty Pharmaceuticals	549,504	18%	1,282,968	25%

Total Cost of Sales	$3,037,466		$4,526,388

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$1,261,689		$1,542,529
All other business units	3,717,592		3,911,334

Total Biopharmaceutical Products and Services	4,979,281	67%	5,453,863	63%
Specialty Pharmaceuticals	2,422,780	82%	3,891,640	75%

Total Gross Margin	$7,402,061		$9,345,503

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$6,065,613		$5,158,991
All other business units	3,962,963		965,115

Total Biopharmaceutical Products and Services	10,028,576	134%	6,124,106	70%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$10,028,576		$6,124,106

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$63,535		$89,220
All other business units	—		320,946

Total Biopharmaceutical Products and Services	63,535	1%	410,166	5%
Specialty Pharmaceuticals	4,372,551	147%	6,448,535	125%

Total Sales and Marketing Expenses	$4,436,086		$6,858,701

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the six months ended March 31, 2007 were $7.5 million, a decrease of $1.2 million, or 14%, from the six months ended March 31, 2006. This decrease was attributable primarily a decrease of $0.5 million in net sales of our Analytica International subsidiary, and a decrease of $0.5 million in net sales in our Biovest subsidiary.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the six months ended March 31, 2007 was $2.5 million, or 33% of segment net sales, compared to $3.2 million, or 37% of segment net sales, during the six months ended March 31, 2006.

Research and Development Expenses. Our research and development costs were $10.0 million for the six months ended March 31, 2007; an increase of $3.9 million, or 64%, over the six months ended March 31, 2006. This increase included $4.0 million in SinuNase development compared to $1.0 million in SinuNase development for the same period last year. These were anticipated expenses associated with the commencement of the SinuNase Phase 3 clinical trials. Our Biovest subsidiary research and development expense increased from $5.1 million in the six months ended March 31, 2007 to $6.1 million in the three months ended March 31, 2006 due to increase emphasis on BiovaxID research and its phase 3 clinical trials from the same period last year. Biovest has increased its clinical trial sites to include sites in Russia and the Ukraine. We expect that our research and development costs will continue to increase as we continue our clinical trials for BiovaxID and commence our clinical trials for SinuNase.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.06 million in the six ended March 31, 2007; a decrease of $0.3 million, or 85%, over the six months ended March 31, 2006. This was attributable to a decrease in expenses relating to educating healthcare professionals about the fungal etiology of chronic sinusitis.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the six months ended March 31, 2007, including net sales to related parties, were $3.0 million, a decrease of $2.2 million, or 42%, from the six months ended March 31, 2006. This decrease was primarily attributable to the sales of our Xodol and Histex product lines and returns of the MD Turbo products.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the six months ended March 31, 2007 was $0.5 million, or 19% of net sales, compared to $1.3 million, or 25% of net sales, during the six months ended March 31, 2006. The decrease in cost of sales was attributable to a decrease in sales for the period. .

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the six month periods ended March 31, 2007 or 2006.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $4.4 million in the six months ended March 31, 2007; a decrease of $2.1 million, or 32%, over the six months ended March 31, 2006. This decrease was primarily due to a reduction in sales related personnel.

Liquidity and Capital Resources

Sources of Liquidity

The accompanying financial statements have been prepared on a going concern basis, which assumes Accentia will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $38.7 million and used cash from operations of $21.9 million during the six months ended March 31, 2007, and has a working capital deficit of $45.0 million at March 31, 2007. The Company projects operating deficits for fiscal 2007 before consideration of potential funding sources for this same period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Funding to date of the Company’s working capital requirements has resulted principally from the issuance of common and preferred stock and proceeds from debt.

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

At March 31, 2007, Biovest had $2.0 million in cash on hand of which $1.4 was set aside to help pay anticipated start-up expenses associated with Biovest’s new AutovaxID facility. Biovest will need to raise significant additional funding in the very near term to finance its operations. Under certain existing agreements, the Company is prohibited from making further loans to or investment in Biovest, so Biovest must obtain such funding from external sources. In this regard, Biovest is currently seeking short term private debt financing while also seeking longer term debt or equity financing. Biovest has given no assurances to the Company that it will be able to obtain the necessary funding. If adequate funds are not available, Biovest will be required to delay, reduce the scope of, or eliminate one or more of its research and development programs and may consider the sale of non-vaccine related assets.

No assurances can be given that such financing will be available. While management is confident that they will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

Debt Financing

As of March 31, 2007, our long-term debt, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $77.0 million. We currently have credit facilities with various lenders, including the following:

Credit Facility with Laurus Master Fund, Ltd. On April 29, 2005, we entered into a credit facility with Laurus Master Fund, Ltd., or Laurus. The Laurus credit facility originally provided for total loan availability of $10 million, consisting of a $5 million term loan and a revolving credit facility of up to $5 million. As of March 31, 2007, a total of $6.8 million in principal amount was outstanding under the term loan portion of the credit facility, while $5.0 million in principal amount was outstanding under the revolving loan portion of the credit facility. On August 16, 2005, the credit facility was amended to increase the term loan portion of the credit facility from $5.0 million to $10.0 million in principal amount. Laurus Term Loan payments were approximately $1.0 million for the three months ended March 31, 2007 and $1.9 million for the six months ended March 31, 2007. The Laurus line of credit balance fell approximately $4.5 million for the three months ended March 31, 2007, and $5.3 million for the six months ended March 31, 2007.

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

The Note and Warrant were purchased pursuant to a Note and Warrant Purchase Agreement between Biovest and Laurus (the “Purchase Agreement”). The following describes certain material terms of and activity related to the Biovest Transaction:

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

•

Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in calendar 2007. Biovest did not commence making such payments when originally due and reached an understanding that such payments would not commence while Biovest sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 (the “Letter Agreement”). Biovest closed a short-term borrowing of $750,000 from Pulaski Bank and this Letter Agreement became effective on April 17, 2007. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from the Company to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note are deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million per month will commence. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent 3% of world-wide net sales of AutovaxID instruments for a period of five years commencing on the earlier of May 31, 2007 or the completion of a long term financing by Biovest. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

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

The note payable provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. We evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, we determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, we reclassified an amount of $306,750 which represents the estimated fair value of the default put liability to derivative liability. Upon release of funds under the second tranche, we reclassified $122,700 to derivative liability. The default liability is initially and subsequently carried at fair value with changes recorded in income. Accordingly, $340,582 is recorded as a derivative liability in the accompanying balance sheet on March 31, 2007.

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

The following describes certain material terms of the CDE Loan and transactional warrants related to the Transaction:

•

The CDE Loan has a principal amount of $7,700,000 and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5,721,000, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007, and continuing until maturity. The CDE Loan is guaranteed by us.

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

In connection with the Transaction, seven individuals personally guaranteed certain of Biovest’s obligations regarding the Transaction. This included the guarantees of Francis E. O’Donnell, Jr., M.D., Chairman and CEO, together with certain related entities, for $1,150,000, Ronald E. Osman, Esq., a Director of Biovest, for $1,000,000, and Steven Arikian M.D., our President, Biopharmaceutical Products & Services and Director for $50,000. In addition, Biovest received guarantees by four other individual common shareholders of the Company. As consideration for these guarantees, Biovest issued seven warrants on December 8, 2006 to issue a total of 2,629,543 shares of common stock at an exercise price of $1.10 per share, vesting in their entirety on December 14, 2006 and expiring on December 13, 2016. These include warrants to O’Donnell, Osman and Arikian for the purchase of 679,545, 590,909, and 29,545 shares of common stock, respectively.

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

On March 22, 2007, Biovest entered into a short term financing transaction (the “Loan”) with Pulaski, pursuant to which Pulaski has agreed to loan up to $750,000 to Biovest pursuant to an unsecured Promissory Note (the “Note). The Note as extended, with interest at the rate of the prime rate minus .05% (7.75% per annum initially) will become due on May 21, 2007. On May 3, 2007, Biovest entered into a renewal of the Note, pursuant to which Pulaski and Biovest extending the maturity date of the Note from April 22, 2007 to May 21, 2007. In consideration of this extension, Biovest paid additional closing fees relating to the loan transaction. The Note is guaranteed by entities and individuals affiliated with Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 409,090 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Guarantor Warrants”). The Guarantor Warrants will expire on March 21, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants. Under the terms of the Note, $18,750 out of the gross proceeds of the Initial Borrowing was paid to Pulaski to cover closing fees relating to the transaction. The Company issued to Pulaski a warrant (the “Pulaski Warrant”) to purchase up to 25,000 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. The Pulaski Warrant will expire on March 21, 2012. Under the terms of the Pulaski Warrant, Pulaski shall have piggy-back registration rights for the shares underlying the Warrant.

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

Under the August 2005 bridge loan agreement with Hopkins II, we have the unconditional right to borrow up to $5.0 million in the aggregate upon ten days’ prior written notice to Hopkins II, provided that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. The loan is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until the maturity date of the loan. The Hopkins II bridge loan is subordinate to the Laurus credit facility and the McKesson loans, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied. On May 15, 2006, Hopkins Capital Group II, LLC elected to convert $3.3 million of debt and accrued interest into 412,892 shares at $8.00 per share. The outstanding balance on March 31, 2007 was $1.1 million.

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company. In March of 2006 we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a January 2007 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (directors and/or principal shareholders of our company). As of March 31, 2007, all of the $4.0 million credit facility had been drawn and was outstanding.

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

Private Placement of Convertible Debentures

September 2006 Private Placement

On September 29, 2006, we entered into definitive agreements relating to a private placement (the “September 2006 Private Placement”) of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (the “September 2006 Debentures”). The September 2006 Private Placement resulted in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction. To secure certain amounts payable by us to Laurus, our senior lender, a total of $7.3 million of the proceeds from the September 2006 Private Placement were placed into an escrow account and paid to Laurus when certain amounts become due under our credit facility with Laurus. Total conversions of principal to common stock of approximately $2.5 million all occurred during the three months ending March 31, 2007. 958,071 shares were issued upon conversion.

The September 2006 Debentures will be convertible at any time at the option of the holder into shares of our common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted September 2006 Debentures will be decreased to equal such lower price. The September 2006 Debentures are also exchangeable for shares of common stock of Biovest held by us at an exchange price of $1.00 per share, subject to adjustment for stock splits, stock dividends, and the like, at any time after the earlier to occur of (i) September 29, 2007 or (ii) such time as the closing price of Biovest’s common stock exceeds $2.25 for each of 20 consecutive trading days, subject to certain volume requirements and other conditions. In the event that Biovest issues or grants in the future any rights to purchase any of Biovest’s common stock, or other security convertible into Biovest’s common stock, for a per share price less than the exchange price then in effect, the exchange price for all unconverted September 2006 Debentures will be decreased to equal such lower price. The above-described adjustments to the conversion price or exchange price for future stock issuances by us or Biovest will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions.

Prior to maturity the September 2006 Debentures will bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in shares of our common stock. Our ability to pay interest with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. Shares delivered in payment of interest will be valued at 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the interest payment date. From and after an event of default under the September 2006 Debentures and for so long as the event of default is continuing, the September 2006 Debentures will bear default interest at a rate of 18% per annum.

Beginning October 1, 2007, and on the 1st of each month thereafter, we will be required to redeem 1/37th of the face value of the September 2006 Debentures in cash or, at our election, with shares of our common stock, shares of Biovest common stock held by us, or a combination thereof. Our ability to pay interest with shares of our or Biovest common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. Any payment in common stock of either us or Biovest may not exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the amortization payment. Any of our common stock or Biovest common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment. Any unconverted September 2006 Debentures will become due on September 29, 2010.

In the event that the average of the daily volume weighted average price of the shares of our common stock for any 20 consecutive trading days exceeds $6.50, we will have the right, but not the obligation, to require the holders of the September 2006 Debentures to convert into our common stock at the conversion price then in effect up to 50% of any outstanding September 2006 Debentures (or 100% of any outstanding September 2006 Debentures, in the event that the average of the daily volume weighted average price of the shares of our common stock for any 20 consecutive trading days exceeds 300% of the then-effective conversion price). Such a mandatory conversion is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares into which the September 2006 Debentures are converted and certain minimum trading volumes in the stock to be issued. The registration statement was declared effective on November 17, 2006.

At any time beginning on the first anniversary of the effectiveness of a registration statement covering the resale of the shares of our common stock issuable upon conversion of the September 2006 Debentures, we may redeem, subject to specified conditions and upon 20 trading days’ written notice, any or all of the outstanding September 2006 Debentures for a redemption price of (i) cash of 120% of par plus accrued and unpaid interest on the September 2006 Debentures to be redeemed and (ii) warrants to subscribe for a number of shares of our common stock equal to the principal amount of the September 2006 Debentures to be redeemed, divided by the conversion price then in effect. Such warrants will have an exercise price equal to the average of the daily volume weighted average price for the shares of our common stock for the 20 trading day period immediately preceding the redemption and a term equal to the weighted average remaining term of the September 2006 Debentures.

As a part of the September 2006 Private Placement, we issued warrants to the purchasers of the September 2006 Debentures giving them the right to purchase up to an aggregate of 3,136,201 shares of our common stock at an exercise price of $2.75 per share, provided that such warrants may be alternatively exercised for shares of Biovest common stock held by us at an exercise price of $1.10 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. The warrants may not be exercised for any shares of Biovest common stock until the earlier to occur of (i) September 29, 2007 or (ii) such time as the closing price of Biovest’s common stock exceeds $2.25 for each of 20 consecutive trading days, subject to certain volume requirements and adjustments. In the event that we in the future issues or grants any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price then in effect, the exercise price of the warrant with respect to shares of our common stock will be reduced to equal such lower price and the number of shares of our common stock for which the warrant may be exercised will be increased so that the total aggregate exercise price remains constant. In the event that Biovest in the future issues or grants any rights to purchase any of Biovest’s common stock, or other security convertible into Biovest’s common stock, for a per share price less than the exercise price then in effect, the exercise price of the warrant with respect to shares of Biovest’s common stock will be reduced to equal such lower price. The foregoing adjustments to the exercise price for both our common stock and Biovest’s common stock for future stock issues will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions. In connection with the September 2006 Private Placement, we also issued to the placement agent for the transaction warrants to purchase an aggregate of 545,455 shares of our common stock at an exercise price of $2.75 per share. All of the warrants issued in connection with the September 2006 Debentures (including the warrants granted to the placement agent) will expire on September 29, 2011.

Prior to obtaining shareholder approval of the September 2006 Private Placement, the aggregate number of shares of our common stock issuable upon the conversion of any of the September 2006 Debentures and upon the exercise of any of the warrants was limited to 19.99% of the number of shares of our common stock outstanding on the date of the closing of the September 2006 Private Placement. However, shareholder approval of the September 2006 Private was obtained on February 28, 2007, so this limitation is no longer applicable. In addition, the total number of shares of Biovest common stock held by us that may be transferred to the investors in the September 2006 Private Placement pursuant to the September 2006 Debentures or associated warrants may not exceed 18,000,000 shares in the aggregate. Pursuant to a Pledge Agreement among us and all of the purchasers of the September 2006 Debentures, the September 2006 Debentures are also secured by these 18,000,000 shares of Biovest common stock held by the Company.

In connection with the September 2006 Private Placement, we and the purchasers of the September 2006 Debentures entered into a Registration Rights Agreement under which we are required, on or before November 1, 2006, to file a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the September 2006 Debentures and associated warrants and to use its best efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review). We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed or does not become effective on a timely basis. Biovest and the purchasers of the September 2006 Debentures have entered into a similar registration rights agreement under which Biovest is required to file with the SEC and seek to have declared effective a registration statement covering the resale of the shares of Biovest common stock transferable by us pursuant to the September 2006 Debentures and associated warrants.

February 2007 Private Placement

On February 27, 2007, we entered into definitive agreements relating to a private placement (the “February 2007 Private Placement”) of $24.7 million in principal amount of 8% Secured Convertible Debentures due four years from the date of issuance (the “September 2006 Debentures”). The closing of the February 2007 Private Placement took place on February 28, 2007.

The February 2007 Debentures were issued pursuant to a Securities Purchase Agreement, dated February 27, 2007, among our company and the purchasers of the February 2007 Debentures. The principal purposes of the February 2007 Private Placement were to strengthen our cash position, support ongoing clinical development programs, and continue our strategy of acquiring late-stage drug candidates. The February 2007 Private Placement resulted in gross proceeds of $20.0 million before placement agent fees and other expenses associated with the transaction.

In connection with the February 2007 Private Placement, certain holders of September 2006 Debentures also agreed to purchase February 2007 Debentures in the February 2007 Private Placement, and such holders agreed to convert an aggregate of $13.0 million in principal amount of the September 2006 Debentures over a six-month period following the closing of the February 2007 Private Placement in accordance with the terms of the September 2006 Debentures, in exchange for which we issued to such holders a February 2007 Debenture with a principal amount equal to such purchaser’s investment amount in the February 2007 Private Placement multiplied by 1.38 (resulting in an original issue discount of an aggregate of $4.7 million in principal amount).

The February 2007 Debentures were convertible at any time at the option of the holder into shares of our common stock at an initial price of $4.00 per share, subject to adjustment for stock splits, stock dividends, and the like. However, the February 2007 Debentures provide that, in the event that the volume weighted average trading price of our common stock during the ten (10) trading days immediately prior to the earlier of (i) May 14, 2007 and (ii) the date on which shareholder approval of the February 2007 Private Placement (as described below) occurs (the “Reset Date”) is less than the then-effective conversion price, then the conversion price then in effect is automatically reduced to such lower price (the “Reset Price”). The Reset Price has been calculated at $2.67 per share, and therefore the conversion price of the February 2007 Debentures was reduced to $2.67 per share as of May 14, 2007. Also, in the event that we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted February 2007 Debentures will be decreased to equal such lower price.

Prior to maturity, the February 2007 Debentures will bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in shares of our common stock. Our ability to pay interest with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. Shares delivered in payment of interest will be valued at 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the interest payment date. All overdue accrued and unpaid interest and principal will bear default interest at a rate of 18% per annum.

Beginning on March 1, 2008, and on the 1st of each month thereafter, we will be required to redeem 1/37th of the face value of the February 2007 Debentures in cash or, at our election, with shares of our common stock. Our ability to pay redemption payments with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. No payment in common stock made by our company may exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the redemption payment. Any of our common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment. Any unconverted February 2007 Debentures will become due on the fourth anniversary of the issue date of the February 2007 Debentures.

In the event that the average of the daily volume weighted average price of the shares of our common stock for any 20 consecutive trading days exceeds $10.00, we will have the right, but not the obligation, to require the holders of the February 2007 Debentures to convert into our common stock at the conversion price then in effect up to 50% of any outstanding February 2007 Debentures (or 100% of any outstanding February 2007 Debentures, in the event that the average of the daily volume weighted average price of the shares of our common stock for any 20 consecutive trading days exceeds $12 per share). Such a mandatory conversion is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares into which the February 2007 Debentures are converted and certain minimum trading volumes in the stock to be issued.

At any time beginning on the first anniversary of the effectiveness of a registration statement covering the resale of the shares of our common stock issuable upon conversion of the February 2007 Debentures, we may redeem, subject to specified conditions and upon 20 trading days’ written notice, any or all of the outstanding February 2007 Debentures for a redemption price of (i) cash of 120% of par plus accrued and unpaid interest on the February 2007 Debentures to be redeemed and (ii) warrants to subscribe for a number of shares of our common stock equal to the principal amount of the February 2007 Debentures to be redeemed, divided by the conversion price then in effect. Such warrants will have an exercise price equal to the average of the daily volume weighted average price for the shares of our common stock for the 20 trading day period immediately preceding the redemption and a term equal to the weighted average remaining term of the February 2007 Debentures.

As a part of the February 2007 Private Placement, we issued warrants to the purchasers of the February 2007 Debentures initially giving them the right to purchase up to an aggregate of 2.2 million shares of our common stock at an exercise price of $4.25 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of our common stock at an exercise price of $4.00 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “February 2007 Warrants”). As a result of reset provisions contained in such warrants similar to the reset provisions in the February 2007 Debentures, the Long Term Warrants issued in the transaction now represent the right to purchase up to an aggregate of 3,153,167 shares of our common stock at an exercise price of $2.94 per share, and the Short Term Warrants now represent the right to purchase up to an aggregate 4,670,412 shares of our common stock at an exercise price of $2.67 per share. The February 2007 Warrants are immediately exercisable, and the exercise prices for the February 2007 Warrants are also subject to adjustment for stock splits, stock dividends, and the like. In the event that we in the future issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price then in effect, the exercise price of the February 2007 Warrants will be reduced to equal such lower price and the number of shares of our common stock for which the February 2007 Warrant may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions. All of the Long Term Warrants will expire on the fifth (5th) anniversary of the issue date of such warrants, and all of the Short Term Warrants will expire on the earlier of (i) the 60th day following the effective date of the registration statement described below (or, if later, the date on which shareholder approval of the February 2007 Private Placement is received) and (ii) the two year anniversary of the date of the warrant. In connection with the February 2007 Private Placement, we also issued to the placement agents for the transaction warrants to purchase an aggregate of 405,918 shares of our common stock at an exercise price of $4.00 per share.

Prior to obtaining shareholder approval of the February 2007 Private Placement, the aggregate number of shares of our common stock issuable upon the conversion of any of the February 2007 Debentures and upon the exercise of any of the February 2007 Warrants is limited to 19.99% of the number of shares of our common stock outstanding on the date of the closing of the February 2007 Private Placement. However, shareholder approval of the February 2007 Private Placement was obtained on May 14, 2007, so this limitation no longer applies.

In connection with the February 2007 Private Placement, we entered into a Registration Rights Agreement with the purchasers of the February 2007 Debentures under which we are required, on or before March 29, 2007, to file a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the February 2007 Debentures and Warrants and to use our best efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review). We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed or does not become effective on a timely basis. The registration statement was filed by us on March 28, 2007, but it has not yet been declared effective by the SEC.

Cash Flows for the Six Months Ended March 31, 2007

For the six months ended March 31, 2007, we used $21.9 million in cash to fund our operating activities of which $6.8 million was Biovest’s use for operating activities. This consisted primarily of a net loss of $38.7 million and a net decrease in working capital of $24.7 million primarily due from changes of $0.9 million accounts payable, $0.6 million prepaid expenses, $1.5 million net inventory, $1.7 million accrued expenses, $0.4 million in net unbilled receivables. This use of cash was offset by non-cash increases of approximately $20.4 million related to a $8.8 million loss on financing transaction, $6.9 million for change in fair market value of convertible debentures, $2.0 million to the issuance of common stock warrants and finance costs, $2.2 million of stock-based compensation, $1.2 million loss on sales of assets, $8.2 million derivative gain, $1.3 million accretion of debt discount, $0.5 million in amortization of intangibles, $0.3 million of depreciation.

We had net cash flows from investing activities of $2.8 million for the six months ended March 31, 2007, primarily consisting of $2.4 million proceeds from restricted cash, $4.8 million in proceeds from the sale of assets. This was offset by payments for improvements to our Worcester laboratory facility, computer equipment, and office improvement of $0.1 million, and $4.3 million in cash used to acquire product rights and other intangibles.

We had net cash flows from financing activities of $19.4 million for the six months ended March 31, 2007. Proceeds from convertible debentures were $18.8 million. Proceeds from non-controlling interest’s capital contributions in December 2006 of $2.4 million related to the New Market Tax Credit transaction.

Our net working capital at March 31, 2007 decreased from September 30, 2006 by $24.7 million to $45.0 million, which was attributed largely to our year-to-date fiscal 2007 loss and increase in current maturities of long-term debt.

Cash Flows for the Six Months Ended March 31, 2006

For the six months ended March 31, 2006, we used $10.1 million in cash to fund our operating activities. This consisted primarily of a net loss of $14.1 million and $2.9 million derivative gain, reduced by non-cash charges of $0.4 million of depreciation, $1.2 million in amortization of intangibles, $0.9 million of stock-based compensation, and $0.8 million in accretion of debt discounts. Cash increase primarily due to the $2.9 million change in accounts payable and accrued liabilities, $0.6 million change in accounts receivable, $0.8 million conversion of deferred offering costs to equity, offset by $0.3 million payments for inventory, $0.2 million for inventory deposits, and $0.2 million return of customer deposits.

We used net cash in investing activities of $1.6 million for the six months ended March 31, 2006, primarily consisting of payments for product rights of $1.2 million, and improvements to our Worcester laboratory facility of $0.4 million.

We had net cash flows from financing activities of $9.7 million for the six months ended March 31, 2006, consisting primarily of $14.7 million in proceeds from the issuance of common stock, and funding from lines of credit of $4.2 million. We reduced debt by $7.6 million, and received proceeds from a minority interest investment in our Subsidiary of $1.7 million.

Our net working capital at March 31, 2006 increased from September 30, 2005 by $18.1 million to $22.5 million, which was attributed largely to the proceeds from our initial public offering and proceeds from the conversion of preferred stock to common stock. This was offset by a fiscal six months 2006 loss that was funded through debt and equity proceeds and refinancing of certain short-term debt to long-term.

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of March 31, 2007. The long- and short-term debt is reflected as liabilities on our balance sheet as of March 31, 2007. Operating leases are accrued and paid on a monthly basis.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$27,485	$46,196	$12,922	$—	$86,603
Employment agreements	2,847	3,847	—	—	6,694
Operating lease obligations	2,019	3,506	641	—	6,166
Milestone payments	1,000	—	—	—	1,000

	$33,351	$53,549	$13,563	$—	$100,463

(a)	Includes interest on long-term debt.

The above table does not include any additional amounts that we may be required to pay under license or distribution agreements upon the achievement of scientific, regulatory, and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of drug approval applications to the FDA and approval of such applications. While we cannot predict when and if such events will occur, depending on the successful achievement of such scientific, regulatory and commercial milestones, we may owe up to $3.3 million and $6.0 million in twelve months ended 2007 and 2008, respectively.

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

Under the promissory note that we issued to Biovest in connection with our June 2003 investment agreement with Biovest, a total of $15.0 million became payable to Biovest on various dates through June 2007. In August 2004, we entered into an amendment of the investment agreement under which we agreed to use reasonable efforts to make advances to Biovest under the note prior to the due date of the payments thereunder. We completed funding of our commitment under the note by September 30, 2005, and have advanced approximately $9.3 million in additional funds subsequent to that date through March 31, 2007.

During the three months ended March 31, 2007 we paid to Collegium Pharmaceutical, Inc. a $0.3 million milestone payment for the successful completion of a 3-month stability study for AllerNase, an intra-nasal steroid which we have under development.

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

Part II— OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Our Analytica International subsidiary is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims against Analytica, the Company and an officer of the Company. We have filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. We have indicated that we plan to pursue our affirmative claims in this matter vigorously and will assert all available defenses against the counterclaims, which we believe are without merit.

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

We anticipate that we and Biovest will need substantial additional funding in the future, and if we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, conducting clinical trials, establishing manufacturing capabilities, and marketing developed products is expensive. We anticipate that we will need to raise substantial additional capital in the future in order to complete the commercialization of SinuNase following the submission of the NDA and to fund the development and commercialization of Revimmune and our specialty pharmaceutical product candidates. We have received a report from our independent registered public accounting firm on our consolidated financial statements for our fiscal years ended September 30, 2006, 2005, 2004, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern. Based on our current operating plans, we expect, but can not be certain, that our existing capital and cash flow from operations, together with borrowing availability under our existing lines of credit, will be sufficient to fund our operations and development activities, excluding the operations and development activities of Biovest, into the fourth quarter of fiscal 2007.

We expect to finance future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements or the sale of assets that are considered to not be critical to our development of SinuNase or Revimmune. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. We cannot be certain that additional funding will be available on acceptable terms, or at all, in which case we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at this time.

Our majority owned subsidiary Biovest received a report from its independent registered public accounting firm on Biovest’s consolidated financial statements for its fiscal years ended September 30, 2006 and 2005 in which its auditors have included explanatory paragraphs indicating that Biovest’s significant net losses and working capital deficiency cause substantial doubt about Biovest’s ability to continue as a going concern. As of March 31, 2007, Biovest had cash of $2.0 million, of which $1.4 million was set aside by Biovest for anticipated start-up expenses associated with its new AutovaxID facility. Under the terms of certain agreements, the Company is prohibited from providing any further loans to or investments in to Biovest. Accordingly, Biovest will need to raise substantial additional capital from sources other than the Company in the near future in order to continue the clinical trials for BiovaxID and continue its operations. Biovest is currently seeking additional financing from a number of sources, including the sale of Biovest equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of Biovest’s vaccine. Biovest management is currently in the process of exploring various financing alternatives, and has hired investment consultants to assist in these efforts. If our Biovest subsidiary raises funds through the issuance of equity securities, our equity interest in Biovest could be substantially diminished. In addition, if Biovest raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available to Biovest on acceptable terms, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2007, the Company held its Annual Meeting of Shareholders.

The shareholders elected Class I Director Edmund C. King to hold office until 2009, Class II Directors: Francis E. O’Donnell, Jr., M.D., John P. Dubinsky and Todd D. Thomason to hold office until 2010. Steven Arikian, M.D., Alan M. Pearce and David M. Schubert shall continue to hold office until the end of their terms.

In addition to the election of Directors and the appointment of Aidman Piser & Company to continue to act as the Company’s Independent Auditors, the shareholders approved the potential issuance of shares of the Company’s Common Stock exceeding 19.99% of the Common Stock outstanding on September 29, 2006 pursuant to the terms of: (a) certain 8% secured convertible debentures due September 10, 2010 and Common Stock purchase warrants to purchase shares of the Company’s Common Stock issued by the Company in a private placement financing in September 2006 and (b) a Common Stock purchase warrant to purchase shares of the Company’s Common Stock issued to the Company’s placement agent in connection with the financing.

Proposal No. 1 Election of Directors

	For	% Voted For	Withheld	% Voted Withheld
Edmund C. King	23,962,370	99.91%	23,075	0.09%
John P. Dubinsky	23,963,740	99.91%	21,705	0.09%
Francis E. O’Donnell, Jr.	23,957,436	99.89%	28,009	0.11%
Todd D. Thomason	23,962,540	99.91	22,905	0.09%

Proposal No. 2 Ratify Aidman, Piser & Company as Independent Registered Public Accountants

	For	Against	Abstain	BNV
Beneficial Common	7,848,329	2,950	8,948
Registered Common	16,120,217	0	5,000
Total Shares Voted	23,968,546	2,950	13,948
% of Voted	99.92%	0.01%	0.05%
% of Outstanding	74.56%	0.001%	0.04%

Proposal No. 3 Approval of Potential Issuance of Shares

	For	Against	Abstain	BNV
Beneficial Common	2,160,746	73,406	98,035	5,528,041
Registered Common	16,107,842	17,375	0
Total Shares Voted	18,268,588	90,781	98,035
% of Voted	98.97%	0.49%	0.53%
% of Outstanding	56.83%	0.28%	0.30%

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q

Number	Description of Document
10.1	Third Amendment to the License Agreement between Mayo Foundation for Medical Education and Research and the Company dated May 10, 2007

10.2	Letter of Understanding between Respirics, Inc. and the Company dated May 10, 2007

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ACCENTIA BIOPHARMCEUTICALS, INC.
(Registrant)

Date: May 15, 2007	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., MD
Chief Executive Officer; Chairman of the Board; Director
(Principal Executive Officer)

Date: May 15, 2007	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer; Director
(Principal Financial Officer and Principal Accounting Officer)