Form 10-Q
period 2007-06-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2007-08-14
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

As of August 11, 2007, there were 37,220,867 shares of the registrant’s Common Stock outstanding.

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,790,688	$15,391,799
Cash, restricted, net of non-current portion	2,470,862	7,550,817
Accounts receivable:
Trade, net of allowance for doubtful accounts of $650,317 at June 30, 2007 and $366,309 at September 30, 2006	2,848,458	2,719,280
Stockholder	—	170,510
Inventories	1,415,006	1,500,185
Inventory deposits	—	997,149
Unbilled receivables	1,699,577	1,087,159
Prepaid expenses and other current assets	1,274,955	700,490

Total current assets	11,499,546	30,117,389

Cash, restricted	—	2,328,584

Goodwill	1,193,437	1,193,437

Intangible assets:
Product rights	14,935,699	19,914,707
Non-compete agreements	2,104,000	2,104,000
Trademarks	1,634,959	1,634,659
Purchased customer relationships	1,268,950	1,268,950
Other intangible assets	676,609	648,288
Accumulated amortization	(5,297,292)	(7,783,227)

Total other intangible assets	15,322,925	17,787,377

Furniture, equipment and leasehold improvements, net	1,218,389	1,535,978
Deferred finance costs	4,497,366	4,109,028
Other assets	1,017,800	64,449

	$34,749,463	$57,136,242

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	June 30, 2007 (Unaudited)	September 30, 2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$19,700,596	$5,652,152
Lines of credit:
Related party	980,000	1,060,497
Other	7,597,724	13,925,473
Notes Payable	1,964,745	—
Accounts payable (including related party of $3,311,248 and $688,135 at June 30, 2007 and September 30, 2006, respectively)	10,071,153	8,016,559
Accrued expenses	6,037,873	10,160,946
Unearned revenues	972,202	1,395,098
Dividends payable	479,452	479,452
Customer deposits	1,226,700	1,025,404
Deposits, related party	3,000,000	3,000,000
Royalty liability (Note 8)	475,571	—
Derivative liabilities	11,625,767	5,870,088

Total current liabilities	64,131,783	50,585,669

Long-term debt, net of current maturities	19,345,424	27,021,205
Royalty liability, net of current portion (Note 8)	4,483,302	—
Other liabilities, related party	2,318,891	2,370,200

Total liabilities	90,279,400	79,977,074

Non-controlling interest in variable interest entities (Note 11)	5,465,846	3,600,000

Commitments and contingencies (Note 17)	—	—

Stockholders’ deficit:
Common Stock, $0.001 par value; 300,000,000 shares authorized; 36,426,874 and 31,716,279 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively.	36,427	31,716
Additional paid-in capital	164,219,985	135,102,051
Accumulated deficit	(225,252,195)	(161,574,599)

Total stockholders’ deficit	(60,995,783)	(26,440,832)

	$34,749,463	$57,136,242

See notes to condensed consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales:
Products	$843,853	$2,310,225	$5,345,735	$8,016,305
Services	2,917,036	3,416,302	8,854,681	9,490,360
Related party products	—	—	—	2,091,753

Total net sales	3,760,889	5,726,527	14,200,416	19,598,418

Cost of sales:
Products	1,405,172	1,129,203	2,809,193	3,518,326
Services	885,716	1,236,772	2,519,162	3,374,037

Total cost of sales (exclusive of amortization of acquired product rights)	2,290,888	2,365,975	5,328,355	6,892,363

Gross margin	1,470,001	3,360,552	8,872,061	12,706,055

Operating expenses:
Research and development	3,796,810	3,532,729	12,401,409	9,562,853
Research and development, related party	1,350,856	—	2,774,833	93,982
Sales and marketing	2,037,921	4,220,281	6,474,007	11,078,982
General and administrative	3,626,151	5,110,180	16,832,959	17,197,162
Impairment of assets (Note 16)	3,275,230	—	3,275,230	—
Royalties	—	438,597	—	1,258,359

Total operating expenses	14,086,968	13,301,787	41,758,438	39,191,338

Operating loss	(12,616,967)	(9,941,235)	(32,886,377)	(26,485,283)
Other income (expense):
Interest expense	(6,708,893)	(1,865,879)	(12,605,344)	(3,386,161)
Interest expense, net, related party	(11,393)	(321,979)	(34,179)	(1,042,076)
Changes in fair value of convertible debentures	3,876,656	—	(3,069,889)	—
Loss on sale of assets	(18,413)	—	(1,199,738)	—
Derivative gain (Note 5)	40,249	—	8,216,986	2,883,035
Convertible debenture inducement loss (Note 9)	—	—	(4,547,503)	—
Absorption of prior gains against minority interest	—	210	276,901	1,690,010
Loss on extinguishment of debt (Note 9)	(9,673,105)	—	(9,673,105)	—
Loss on financing transaction (Note 15)	—	—	(8,780,712)	—
Other income (expense)	(5,229)	(2,827)	25,488	94,206

Loss before non-controlling interest in losses from variable interest entities and income taxes	(25,117,095)	(12,131,710)	(64,277,472)	(26,246,269)
Non-controlling interest in losses from variable interest entities	121,587	—	599,876	—

Income taxes	—	—	—	—

Net loss	(24,995,508)	(12,131,710)	(63,677,596)	(26,246,269)
Preferred stock dividends	—	—	—	(40,739)

Loss attributable to common stockholders	$(24,995,508)	$(12,131,710)	$(63,677,596)	$(26,287,008)

Weighted average shares outstanding, basic and diluted	35,216,419	30,220,618	33,246,892	26,649,244

Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share	$(0.71)	$(0.40)	$(1.92)	$(0.99)

See notes to condensed consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2007

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, September 30, 2006	31,716,279	$31,716	$135,102,051	$(161,574,599)	$(26,440,832)
Exercise of stock options	766,174	766	1,018,892	—	1,019,658
Share-based compensation	—	—	2,277,400	—	2,277,400
Stock options issued for accrued bonus payable	—	—	1,241,633	—	1,241,633
Conversion of debentures to common stock	3,593,699	3,594	7,794,479	—	7,798,073
Reclassification of capitalized finance cost to equity upon conversion of debentures (Note 9)	—	—	(571,747)	—	(571,747)
Reclassification of financial instruments from equity to derivative liabilities (Note 9)	—	—	(3,185,685)	—	(3,185,685)
Reclassification of financial instruments from derivative liabilities to equity (Note 9)	—	—	14,684,426	—	14,684,426
Issuance of warrants for financing cost	—	—	2,069,525	—	2,069,525
Issuance of warrants to related parties for financing costs	—	—	2,620,000	—	2,620,000
Issuance of common stock for accrued interest	350,722	351	1,169,011	—	1,169,362
Net loss for the period	—	—	—	(63,677,596)	(63,677,596)

Balances, June 30, 2007	36,426,874	$36,427	$164,219,985	$(225,252,195)	$(60,995,783)

See notes to condensed consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ending June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(63,677,596)	$(26,246,269)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	1,199,738	113,184
Loss on financing transaction	8,780,712	—
Loss on extinguishment of debt	9,673,105	—
Convertible debenture inducement loss	4,547,503	—
Change in fair market value adjustment of convertible debentures	3,069,889	—
Depreciation	418,460	516,957
Amortization	768,428	1,621,435
Share-based compensation	2,277,400	934,422
Accretion of debt discounts	3,440,637	1,094,036
Accretion of capitalized finance costs	1,336,592	—
Derivative gain	(8,216,986)	(2,883,035)
Issuance of common stock warrants for expensed finance costs	4,689,525	879,756
Impairment of intangible asset	3,275,230	—
Non-cash absorption of prior losses against minority interest	—	(1,690,010)
Non-controlling interest in loss of variable interest entities	(599,876)	—
Other non-cash charges	(6,998)	27,337
Increase (decrease) in cash resulting from changes in:
Accounts receivable	16,041	307,074
Inventories	(1,096,137)	(458,147)
Inventory deposits	84,800	(119,893)
Unbilled receivables	(612,418)	(436,660)
Prepaid expenses and other current assets	(514,074)	497,580
Other assets	(953,351)	(106,739)
Accounts payable	1,991,774	350,103
Accrued expenses	(1,932,966)	4,032,473
Unearned revenues	(422,896)	196,541
Customer deposits	201,297	(1,857)

Net cash flows from operating activities	(32,262,167)	(21,371,712)
Cash flows from investing activities:
Proceeds from sale of assets	4,816,643	14,803
Acquisition of furniture, equipment, and leasehold improvements	(117,788)	(689,130)
Cash paid for acquisition of product rights and other intangibles	(5,475,300)	(1,618,431)

Net cash flows from investing activities	(776,445)	(2,292,758)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(5,581,443)	(10,144,911)
Proceeds from issuance of common stock	—	22,462,102
Proceeds from the exercise of stock options	1,019,658	72,120
Proceeds from non-controlling investment in variable interest entities	2,400,000	3,000,000
Due from related party	(38,964)	(15,274)
Payment of preferred stock dividends	—	(200,857)
(Payments to) proceeds from line of credit, net	(1,454,606)	3,417,109
Release from restricted cash	2,334,169	2,500,000
Proceeds from notes payable	1,958,686	—
Proceeds from convertible debentures	18,800,001	—

Net cash flows from financing activities	19,437,501	21,090,289

See notes to condensed consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	For the Nine Months Ending June 30,
	2007	2006
Net change in cash and cash equivalents	(13,601,111)	(2,574,181)
Cash and cash equivalents at beginning of period	15,391,799	2,763,452

Cash and cash equivalents at end of period	$1,790,688	$189,271

Supplemental cash flow information:
Cash paid for:
Interest	$2,159,656	$1,947,379

Supplemental disclosure of non-cash financing activity:
Stock options issued for accrued bonus payable	$1,241,633	—
Conversion of convertible debentures to common stock, net of capitalized finance costs	$7,226,326	—
Common stock issued for accrued interest payable	$1,169,362	—

See notes to condensed consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

1. Description of the company

Accentia Biopharmaceuticals, Inc. and its subsidiaries (collectively referred to as the “Company” or “Accentia”) is a vertically integrated biopharmaceutical company focused on the development and commercialization of drug candidates that are in late-stage clinical development and typically are based on active pharmaceutical ingredients that have been previously approved by the FDA for other indications. Usually these drug candidates can access the accelerated 505(b)(2) regulatory approval pathway which is generally less time-consuming and less expensive than the typical 505(b)(1) pathway that must be used for new chemical entities. The Company’s lead product candidate, is SinuNase™, a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis. SinuNase has been granted Fast Track status by the FDA and it is currently in a pivotal Phase 3 clinical trial. The Company has filed a pre-IND application for a pivotal Phase 3 clinical trial of Revimmune, to treat numerous autoimmune diseases with an initial indication targeting refractory relapsing-remitting Multiple Sclerosis. Revimmune is based on pulsed, ultra-high dosing of a well known chemotherapeutic agent under a risk management program. Additionally, the Company acquired in 2003 the majority ownership interest in Biovest International Inc. and Subsidiaries (“Biovest”), (BVTI.OB) and a royalty interest in Biovest’s lead drug candidate, BiovaxID™ and any other biologic products developed by Biovest. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID which is a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID has been granted Fast Track status by the FDA. In addition to these product candidates, the Company has a specialty pharmaceutical business which markets products focused on respiratory disease and an analytical consulting business that serves customers in the biopharmaceutical industry.

2. Significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates for the periods covered by the condensed consolidated financial statements.

Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Consolidation policy

The Company consolidates all entities controlled by ownership of a majority voting interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia Biopharmaceuticals, Inc. and its wholly-owned subsidiaries, Analytica International, Inc. (“Analytica”), TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“Accentia Pharmaceuticals”), Accent RX, Inc. (“AccentRx”), and Accentia Specialty Pharmacy (“ASP”); its majority-owned subsidiary, Biovest International, Inc. and Subsidiaries, and Revimmune LLC (“Revimmune”), an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

The following table sets forth the calculations of basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator:
Net loss applicable to common stockholders	$(24,995,508)	$(12,131,710)	$(63,677,596)	$(26,287,008)

Denominator:
For basic loss per share—weighted average shares	35,216,419	30,220,618	33,246,892	26,649,244
Effect of dilutive securities	—	—	—	—

Weighted average shares for dilutive loss per share	35,216,419	30,220,618	33,246,892	26,649,244

Net loss per share applicable to common stockholders, basic and dilutive	$(0.71)	$(0.40)	$(1.92)	$(0.99)

The effect of common stock equivalents are not considered in the calculation of diluted loss per share because their effect would be anti-dilutive. Common stock equivalents are as follows as of:

	June 30, 2007	September 30, 2006
Options and warrants to purchase common stock	19,155,438	8,302,147
Convertible debentures	16,584,035	11,263,867

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

The Company carries cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and lines of credit at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The Company also carries notes payable and certain convertible debt, included in long-term debt, at historical cost. However, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments. The Company carries certain convertible debentures at fair value pursuant to Financial Accounting Standard No.155 Accounting for Certain Hybrid Financial Instruments (FAS 155) and the Company also carries certain convertible debentures at face value net of discounts for detachable warrants and other derivative instruments associated with their issuance which permits fair value re-measurement for hybrid financial instruments with embedded derivatives that otherwise would require bifurcation provided that the whole instrument is accounted for on a fair value basis.

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

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

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

3. Liquidity and management’s plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $63.7 million and used cash from operations of $32.3 million during the nine months ended June 30, 2007, and has a working capital deficit of $52.6 million at June 30, 2007. Net losses and cash flow used in operations for Biovest, whose results are consolidated with the Company, were $41.4 million and $9.3 million, respectively, during the same nine month period.

The Company currently has $3.3 million of available funding under the outstanding line of credit (related party bridge note) with Hopkins Capital Group II, LLC (“Hopkins II”) (Note 6). Hopkins II has committed to increase the line-of-credit by $5 million which would provide the Company with additional borrowing capacity of up to $8.3 million under the line of credit. This will be effective upon approval of the Company’s independent directors and obtaining consents from certain lenders of the Company.

At June 30, 2007 the Company on a consolidated basis had $4.3 million in cash and cash equivalents, of which $0.3 million was cash and cash equivalents held by Biovest and $2.5 million was restricted cash. The Company projects that it has sufficient cash subject to the availability of its lines of credit to finance its expected cash outflows through the end of the Company’s fiscal year 2007. As the Company progresses with its SinuNase trial, it may seek strategic business or investment relationships to provide for a source of future funding. In the short term, the Company is seeking to restructure certain existing indebtedness in order to increase borrowing capacity and reduce near term principal amortization and is also seeking additional financing through corporate collaborations or licensing transactions. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

At June 30, 2007, Biovest had $0.3 million in cash on hand. Biovest will need to raise significant additional funding in the very near term to finance its operations. Under certain existing agreements, the Company is prohibited from making further loans to or investment in Biovest, so Biovest must obtain such funding from external sources. In this regard, Biovest is currently seeking short term private debt financing while also seeking longer term debt or equity financing and cash from the potential divestiture of non-strategic assets. Biovest has given no assurances to the Company that it will be able to obtain the necessary funding. If adequate funds are not available, Biovest will be required to delay, reduce the scope of, or eliminate one or more of its research and development programs and may consider the sale of non-vaccine related assets.

As of August 1, 2007, certain principal and interest payments due to Laurus had not been made when due, although no default had been declared on these obligations as of this time (Note 9).

4. Inventories

Inventories consist of the following:

	June 30, 2007	September 30, 2006
Pharmaceutical products held for sale	$916,863	$1,266,732
Finished goods, other, net of $0.9 million (2007) and $0.4 million (2006) allowance for obsolescence	312,366	34,253
Work-in-process	43,230	102,228
Raw materials	142,547	96,972

	1,415,006	1,500,185

5. Derivative liabilities

Derivative liabilities consist of:

	June 30, 2007 (unaudited)	September 30, 2006
Embedded derivative instruments, bifurcated	$259,830	$—
Freestanding derivative (warrants issued in connection with convertible debentures and term note payable)	10,824,800	5,633,719
Default and investment put, Biovest	541,137	236,369

	$11,625,767	$5,870,088

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	June 30, 2007 (unaudited)	September 30, 2006
Accentia Common shares indexed:
Freestanding and embedded derivative	12,047,472	3,681,656

Biovest Common shares indexed:
Freestanding derivative (warrants to purchase Biovest shares issued to Laurus Funds, LTD. by Accentia) (Note 14)	10,000,000	—

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Derivative gains (losses) in the accompanying condensed consolidated statements of operations is related to the individual derivatives as follows:

	Three Months Ending June 30,
	2007 (unaudited)	2006
Embedded derivative instruments	$(507,659)	$—
Freestanding derivatives (warrants issued in connection with convertible debentures and term note payable)	663,150	—
Default and investment put, Biovest	(115,242)	—

	$40,249	$—

	Nine Months Ending June 30,
	2007 (unaudited)	2006
Embedded derivative instruments	$933,789	$2,722,853
Freestanding derivatives (warrants issued in connection with convertible debentures and term note payable)	7,457,545	160,182
Default and investment put, Biovest	(174,348)	—

	$8,216,986	$2,883,035

6. Lines of credit

Lines of credit consist of the following:

	June 30, 2007 (unaudited)	September 30, 2006
Related Party:
Line of credit bridge note (“Line of Credit”) related party, interest at 4.25%, unsecured, matures August 15, 2007, as defined (a)(b)	$980,000	$1,060,497
Other:
Secured revolving note, $2.5 million is convertible, due to Laurus Master Fund, Ltd., interest at prime plus 2% (10.25% at June 30, 2007); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share (See Note 9 for additional conversion terms)	3,597,724	9,925,473
Revolving credit agreement, interest at prime rate (8.25% at June 30, 2007); matures January 2008; secured by Company’s accounts receivable and guarantee of majority stockholder	4,000,000	4,000,000

	$8,577,724	$14,985,970

(a)	The Company may prepay the Line of Credit at any time without penalty or premium. However, on the date on which the line of credit becomes due or on which the Company desires to prepay the loan, the Company must not be in default under its credit facility with Laurus Master Fund, Ltd., and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied. The Line of Credit provided the Company with borrowing capacity of up to $7.5 million with a provision that funds could only be borrowed once under the Line of Credit. The Company initially borrowed $4.2 million under the Line of Credit and in May 2006 the Company converted $3.2 million in outstanding principal and interest into common stock at a per share conversion price of $8.00 which represented an approximately 40% premium to the market price at conversion. As of June 30, 2007, $1.0 million is outstanding under this line of credit leaving potential available borrowing capacity of $3.3 million.
(b)	Dr. Francis E. O’Donnell, the Company’s Chief Executive Officer and Chairman, is the sole manager of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

7. Notes payable

On January 16, 2007, Biovest closed an amended and restated loan transaction (“Note 1”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan $1 million to the Company pursuant to an unsecured Promissory Note. Biovest issued warrants to purchase 25,000 shares of Biovest’s common stock as a loan origination fee. Biovest also closed on a second loan transaction with Pulaski Bank on March 22, 2007 (“Note 2”), pursuant to which Pulaski agreed to loan an additional $0.75 million to Biovest pursuant to an unsecured Promissory Note. The balance of both notes in the June 30, 2007 financial statements includes principal of $1.75 million plus accrued interest of $13,000. Biovest issued warrants to purchase 1,388,636 shares of Biovest’s common stock to certain officers and directors in conjunction with their guarantee of these notes payable.

Note 1 had an original maturity date of July 5, 2007, and was subsequently extended to September 5, 2007. Biovest paid $25,000 in cash as well as warrants to purchase 85,710 shares of Biovest’s common stock with a five year term at $1.10 per share to Pulaski Bank in consideration for this extension. The note can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate minus .05% (7.75% per annum at June 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus Master Fund, Ltd. The notes are guaranteed by entities and individuals affiliated with Biovest or the Company, the majority stockholder of Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued warrants to purchase 1,388,636 shares of the Company’s common stock to certain officers and directors in conjunction with their guarantee of these notes payable.

Note 2 had an original maturity date of May 21, 2007, and was subsequently extended to September 21, 2007. Biovest paid $18,750 in cash as well as warrants to purchase 64,290 shares of Biovest’s common stock with a five year term at $1.10 per share to Pulaski Bank in consideration for this extension. The note bears interest at the prime rate minus .05% (7.75% per annum as of June 30, 2007), with interest only payments due monthly. The note is an unsecured obligation of Biovest and is subordinated to the Company’s outstanding loan to Laurus Master Fund, Ltd. The note is guaranteed by entities and individuals affiliated with Biovest or the Company, the majority stockholder Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. The Company issued to the guarantors warrants to purchase an aggregate total of 381,817 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. Biovest issued to Pulaski Bank warrants to purchase a total of 25,000 shares of Biovest’s common stock as a loan origination fee.

Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee.

On June 26, 2007 Biovest issued a promissory note to Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”) in the amount of $200,000. This loan bears interest at prime plus 1.0% (currently 9.25%) and is payable December 26, 2007. This note was guaranteed by an officer/director of the Company. In connection with the guarantee Biovest issued to the guarantor a fully vested warrant to purchase 109,090 shares of Biovest common stock exercisable at $1.10 per share over five years.

8. Royalty liability

On April 17, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan (Note 7). As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012.

Biovest recorded the royalty liability based on the present value of the minimum payments due under the Amendment. Management has determined that the recorded liability represents their best estimate of future payments due under this agreement. Additional royalty expense, if any, will be recorded as incurred or as it becomes reasonably estimable. Therefore, the actual royalty liability could exceed the recorded amount.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

9. Long-term debt

Long-term debt consists of the following as of:

	June 30, 2007 (unaudited)	September 30, 2006
Convertible debentures – September 2006, at fair value, face value $25,000,000, interest at 8% payable quarterly, matures September 2010	$15,414,634	$21,727,869
Convertible debentures – February 2007, face value $24,940,000, interest at 8% payable quarterly, matures February 2011	11,604,679	—
Convertible amortizing term note, due to Laurus Master Fund, Ltd., interest payable monthly at prime rate plus 4% or 12.25%, due April 2008 (a)(c)	4,462,831	6,166,670
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2007(b)	46,817	114,499
Convertible amortizing term note (owed by Biovest), due to Laurus Master Fund, Ltd., interest payable monthly at the greater of prime rate plus 2% or 10.25%, due March 2009 (c)	7,109,656	2,354,128
Term note, Pulaski Bank and Trust Company, interest payable monthly at 7.75% (d)	—	2,000,000
Note payable, employee settlement	—	119,950
Other	114,245	104,263
Long term accrued interest	293,158	85,978

	39,046,020	32,673,357
Less current maturities	(19,700,596)	(5,652,152)

	$19,345,424	$27,021,205

Footnotes to long-term debt:

(a)	Note is convertible into shares of common stock at $6.80 per share, exercisable through April 2008.
(b)	Notes are convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, exercisable through September 2007.
(c)	This note is collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets of Biovest. The note also contains certain restrictive covenants. Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in calendar 2007. Biovest did not commence making such payments when originally due and reached an understanding that such payments would not commence while Biovest sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 (“the Letter Agreement”). Biovest closed on a short-term borrowing of $750,000 from Pulaski Bank and this Letter Agreement became effective on April 17, 2007. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from Biovest to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note are deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million will commence. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million. As of August 14, 2007, certain principal and interest payments due to Laurus had not been made when due, although no default has been declared by Laurus on these obligations as of this time.
(d)	Upon issuance of the Note, $50,000 of the principal amount was disbursed at the closing to Pulaski to cover closing fees relating to the loan transaction. The Note was repaid in December 2006. Biovest issued to Pulaski a warrant to purchase up to 66,667 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. The warrant will expire on September 5, 2011. The warrant provides Pulaski with piggy-back registration rights for the shares underlying the warrant.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Convertible debentures – September 2006

The September 2006 Private Placement of $25.0 million in principal amount of 8% Secured Convertible Debentures, issued September 2006, and mature September 29, 2010 (the “September 2006 Debentures”), resulting in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction. A total of $7.3 million of proceeds was placed into an escrow account for payment to Laurus for certain amounts due under the Company’s credit facility with Laurus. As of June 30, 2007, escrow balances of $5.0 million have been released and paid to Laurus. The September 2006 Debentures are convertible immediately, at the option of the holder, into shares of the Company’s common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. Interest is payable quarterly in arrears in cash, or, at the Company’s option, in shares of Company common stock. The September 2006 Debentures will bear default interest at a rate of 18% per annum.

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

As of June 30, 2007, approximately $9.3 million of principal has been converted.

Convertible debentures - February 2007

The February 2007 Private Placement of $24.7 million in principal amount of 8% Secured Convertible Debentures issued February 2007, and mature February 28, 2011 (the “February 2007 Debentures”) resulting in gross proceeds of $18,800,000 after placement fees of approximately $2.0 million not including other expenses associated with the transaction. The February 2007 Debentures were convertible immediately, at the option of the holder at $4.00 per share subject to an adjustment, as defined. However, the February 2007 Debentures provide that, in the event that the volume weighted average trading price of our common stock during the ten (10) trading days immediately prior to the earlier of (i) May 14, 2007 and (ii) the date on which shareholder approval of the February 2007 Private Placement (as described below) occurs (the “Reset Date”) is less than the then-effective conversion price, then the conversion price then in effect is automatically reduced to such lower price (the “Reset Price”). The Reset Price has been calculated at $2.67 per share, and therefore the conversion price of the February 2007 Debentures was reduced to $2.67 per share as of May 14, 2007. Also, in the event that we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted February 2007 Debentures will be decreased to equal such lower price. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions.

Beginning on March 1, 2008, and on the 1st of each month thereafter, the Company may elect to redeem 1/37th of the face value of the February 2007 Debentures in cash or, at its election, with shares of our common stock. The Company’s ability to pay redemption payments with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. No payment in common stock made by the Company may exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the redemption payment. Common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment.

In conjunction with the issuance of the February 2007 Debentures, in order to induce certain investors from the September 2006 Private Placement to increase their investment by purchasing additional debentures in the February 2007 Private Placement, the Company offered a discount on the February 2007 Debentures and additional warrants to purchase shares of common stock with the issuance of the February 2007 Debentures. The Company issued $17,940,000 face value convertible debentures to certain investors for proceeds of $13,000,001, and 1,049,750 additional warrants with an estimated fair value of approximately $1,740,000 to these investors. The Company recognized a loss of $4,547,503 pursuant to this inducement during the quarter ended June 30, 2007.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

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

In connection with the February 2007 Private Placement, the Company also issued to the placement agents for the transaction Long Term Warrants to purchase an aggregate of approximately 0.4 million shares of our common stock. All of the Long Term Warrants will expire on the fifth (5th) anniversary of the issue date of such warrants, and all of the Short Term Warrants will expire September 17, 2007. Pursuant to the February 2007 Debentures, the May 14, 2007 adjustment resulted in a change in the debenture and the warrant price to $2.67.

Laurus Master Fund, Ltd. secured revolving term note and convertible term note

The Laurus financings included registration rights and certain other terms and conditions related to share settlement of the embedded derivatives and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as anti-dilution protection afforded the financing agreements render the number of shares issuable to be indeterminate. In these instances, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values. Following is the allocation of proceeds and balance as of June 30, 2007 (unaudited):

Original principal balance of Laurus notes	$20,000,000
Less reduction for:
Fair value of beneficial conversion of options	(4,413,514)
Fair value of warrants	(3,989,610)

Initial carrying value of note payable	11,596,876
Accretion of discount through June 30, 2007	2,095,247
Loss on extinguishment of debt resulting from the August 2005 amendment	4,808,782
Debt repayments, net	(10,440,350)

Carrying value at June 30, 2007	$8,060,555

As presented on consolidated balance sheet:
Current maturities of long-term debt-other	$4,462,831
Lines of credit-current	3,597,724

$8,060,555

Included in restricted cash is $2.5 million which is reserved for payment on the Laurus Term Note.

The discount to the debt instruments resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective method.

The fair value of convertible notes for disclosure purposes only are estimated based upon the present value of the estimated cash flow at credit risk adjusted interest rates for convertible instruments. As of June 30, 2007 (unaudited), estimated fair values and respective carrying values for debt instruments are as follows:

	Fair Value	Carrying Value
$10,000,000 Face Value Convertible Secured Term Note	$5,312,412	$4,462,831
$10,000,000 Revolving Line of Credit	$3,226,777	$3,597,724

	$8,539,189	$8,060,555

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Amendment to Laurus Loan and loss on extinguishment of debt:

On April 17, 2007, Biovest executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan until August 2007, and to allow an increase in indebtedness by $7.0 million for future bridge financing purposes. In return for the forbearance, the company issued to Laurus a right to a minimum royalty stream on AutovaxID instrument sales. As of August 14, 2007 certain principal and interest payments due to Laurus had not been made when due, although no default had been declared on these obligations as of this time.

Biovest applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. EITF 96-19 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. Biovest reached the conclusion that the modification of terms of the $7.8 million loan from Laurus in addition to the $8.0 million minimum royalty payment due to Laurus under the Amendment constitutes a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $9.7 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the three and nine months ended June 30, 2007.

Future maturities of long-term debt are as follows at face value:

Years ending June 30:
2008	$19,618,831
2009	12,378,812
2010	10,996,659
2011	8,980,008
Thereafter	2,078,333

54,052,644
Less unamortized discounts and adjustment to fair value on certain convertible debentures	(15,006,624)

$39,046,020

10. Stockholders’ equity

Reclassification of financial instruments

The Company reclassified outstanding warrants previously classified as equity to derivative liabilities effective February 27, 2007 due to the Company’s inability to determine the adequacy of available common shares subject to certain anti-dilution provisions in the February 2007 convertible debentures (Note 9). The amount of the reclassification was approximately $3.2 million. Subsequently, in May 2007, in conjunction with the reset of the conversion price of the February 27, 2007 debentures, as discussed in Note 9, the company revalued the warrants at their fair value on this date and reclassified them as equity.

Stock options and warrants

The Company provides for two option plans, the 2003 Stock Option Plan (“2003”) per its second amendment on February 27, 2004, and the 2005 Equity Incentive Plan (“2005”). Both plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3,500,000 shares of common stock, and 762,571 shares of Series D Preferred Stock. At June 30, 2007, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of June 30, 2007, 724,967 options are outstanding under the 2003 Plan.

On February 1, 2005, the Company’s board of directors adopted the Accentia Biopharmaceuticals, Inc. 2005 Equity Incentive Plan. The 2005 Plan provides for the issuance of 3,000,000 shares of common stock. All options issued pursuant to the 2005 Plan cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of June 30, 2007, 1,828,692 options are outstanding under the 2005 Plan. The Company may, at any time, amend or modify the Plan without limitation.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Stock options and warrants issued, terminated/forfeited and outstanding during the nine months ended June 30, 2007 (unaudited) are as follows:

	Shares	Average Exercise price per share
Options and warrants outstanding, September 30, 2006	8,302,147	4.06
Activity for the nine months ended June 30, 2007:
Options issued	1,545,140	3.49
Warrants issued	10,486,624	3.14
Options terminated/forfeited	(412,299)	3.92
Options exercised	(766,174)	1.43

Options and warrants outstanding, June 30, 2007	19,155,438	3.62

Options outstanding	2,553,659	3.95
Warrants outstanding	16,601,779	3.57

	19,155,438

The weighted average grant date fair values of stock options and warrants granted during the nine months ended June 30, 2007 (unaudited), were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
Nine months ended June 30, 2007	$2.39	$1.02

The Company’s nonvested options as of June 30, 2007, and changes during the nine months ended June 30, 2007 (unaudited), is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value	Intrinsic Value
Nonvested at October 1, 2006	433,933
Granted	817,289
Vested	(227,470)
Forfeited	(100,918)

Nonvested at June 30, 2007	922,834	$2.53	3,270

The total unearned compensation cost of $2,332,337 relating to the 922,834 nonvested options as of June 30, 2007 will be recognized over a weighted average period of two years.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

11. Variable Interest Entities:

Accounting for the NMTC financing arrangement and variable interest entities:

The Company evaluated the structure of the NMTC financing arrangements (Note 14) and entities so involved under the context of FIN46. FIN46 provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

The Company concluded that Biovax Investment, LLC, Telesis CDE Two, LLC, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for Biovest to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by Biovest and the related holder:

New Market Tax Credit Transaction I:

Variable Interest Holder	Variable Interests Biovax Investment, LLC	Variable Interests Telesis CDE Two, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

Biovax Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (99.9%)	Tax Credit Rights

Biovax Investment Corp.	VIE Equity (0.01%)

Telesis CDE, Corp		VIE Equity (0.01%)

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTC Fund II, LLC
Biovest and its Related Parties	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

AutovaxID Investment, LLC		VIE Equity (99.9%)

US Bancorp	VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation		VIE Equity (0.01%)

The above table illustrates the weight of the variable interests that are held by Biovest. In addition, in performing quantitative valuation, Biovest afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, Biovest has concluded that its variable interests in the entity absorb most of the entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Assets of $20.2 million and liabilities of $14.8 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of US Bancorp, Telesis CDE Corp, Biovax Investment Corp, and St. Louis Development Corporation, reflected on Biovest’s June 30, 2007 condensed consolidated balance sheet as non controlling interests in variable interest entities.

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

The Company has the controlling financial interest of Revimmune and is considered the primary beneficiary, and therefore, the financial statements of Revimmune have been consolidated with the Company as of February 27, 2007 and through June 30, 2007. As of June 30, 2007, Revimmune’s assets and equity were approximately $63,000. The Company’s non-controlling interest in earnings from Revimmune for the nine months ended June 30, 2007 is a loss of $8,840.

The Company’s non-controlling interest in earnings from variable interest entities on its condensed consolidated statement of operations for the nine months ended June 30, 2007 consists of the following:

Variable Interest Entity	Net (Income)/Loss
Biovax Investment LLC	$585,477
Telesis CDE Two, LLC	(8,780)
AutovaxID Investment, LLC	250,133
St. Louis NMTC Fund II, LLC	(235,794)
Revimmune LLC	8,840

Non-controlling interest in earnings from variable interest entities	$599,876

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

12. Operational results for Biovest

The following are results of Biovest on a stand alone basis as compared to Accentia consolidated results:

	For the three months ended June 30,
	2007 (unaudited)		2006
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$1,406,114	$2,354,775	$2,051,667	$3,674,860
Cost of sales	682,654	1,608,234	1,149,090	1,216,885

Gross margin	723,460	746,541	902,577	2,457,975
Operating expenses	2,638,858	11,448,110	3,748,294	9,553,493

Loss from operations	(1,915,398)	(10,701,569)	(2,845,717)	(7,095,518)
Interest expense	(457,162)	(6,263,124)	(1,271,843)	(916,015)
Other income (expense)	(9,667,455)	3,847,364	—	(2,827)
Derivative gain (loss)	(115,242)	155,491	—	—
Non-controlling interest in earnings from variable interest entities	112,747	8,840	—	—
Absorption of prior losses against minority interest	—	—	—	210

Net loss	(12,042,510)	(12,952,998)	(4,117,560)	(8,014,150)
Dividends	—	—	—	—

Loss attributable to common shareholders	(12,042,510)	(12,952,998)	(4,117,560)	(8,014,150)

Weighted average shares outstanding, basic and diluted	35,216,419	35,216,419	30,220,618	30,220,618
Loss attributable to common stockholder per common share	(0.34)	(0.37)	(0.14)	(0.27)

	For the nine months ended June 30,
	2007 (unaudited)		2006
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$4,285,039	$9,915,377	$5,425,638	$14,172,780
Cost of sales	2,299,890	3,028,465	2,980,532	3,911,831

Gross margin	1,985,149	6,886,912	2,445,106	10,260,949
Operating expenses	22,276,618	19,481,819	10,856,794	28,334,544

Loss from operations	(20,291,469)	(12,594,907)	(8,411,688)	(18,073,595)
Interest expense	(4,041,196)	(8,598,327)	(1,541,476)	(2,886,761)
Other income (expense)	(17,527,520)	(9,717,940)	42,841	51,365
Derivative gain (loss)	(174,348)	8,391,334	—	2,883,035
Non-controlling interest in earnings from variable interest entities	591,036	8,840	—	—
Absorption of prior losses against minority interest	—	276,901	—	1,690,010

Net loss	(41,443,497)	(22,234,099)	(9,910,323)	(16,335,946)
Dividends	—	—	—	(40,739)

Income (loss) attributable to common shareholders	(41,443,497)	(22,234,099)	(9,910,323)	(16,376,685)

Weighted average shares outstanding, basic and diluted	33,246,892	33,246,892	26,649,244	26,649,244
Loss attributable to common stockholder per common share	(1.25)	(0.67)	(0.37)	(0.61)

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

13. Segment information

The Company defines segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, and income taxes. Inter-segment sales were $0.03 million and -0- for the three months ended June 30, 2007 and 2006 respectively. Inter-segment sales were $0.1 million for the nine months ended June 30, 2007 and 2006. Inter-segment sales representing the sale of services from the Biopharmaceutical Products and Services segment to the Specialty Pharmaceuticals segment have been eliminated from segment sales.

Segment information is as follows:

	Three Months Ended June 30, 2007 (unaudited)
	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$735,218	$108,635	$843,853
Services	2,917,036	—	2,917,036

Total net sales	3,652,254	108,635	3,760,889

Cost of sales:
Products	410,079	995,093	1,405,172
Services	885,716	—	885,716

Total cost of sales	1,295,795	995,093	2,290,888

Gross margin	2,356,459	(886,458)	1,470,001

Sales and marketing	94,892	1,943,029	2,037,921
Research and development	5,147,666	—	5,147,666
Impairment of asset	—	3,275,230	3,275,230

Segment Loss	(2,886,099)	(6,104,717)	(8,990,816)

Total assets	30,823,372	3,926,091	34,749,463
Goodwill	1,193,437	—	1,193,437

	Three Months Ended June 30, 2006 (unaudited)
	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,197,645	$1,112,580	$2,310,225
Services	3,416,302	—	3,416,302

Total net sales	4,613,947	1,112,580	5,726,527

Cost of sales:
Products	510,409	618,794	1,129,203
Services	1,236,772	—	1,236,772

Total cost of sales	1,747,181	618,794	2,365,975

Gross margin	2,866,766	493,786	3,360,552

Sales and marketing	28,469	4,191,812	4,220,281
Research and development	3,532,729	—	3,532,729

Segment Loss	(694,432)	(3,698,026)	(4,392,458)

Total assets	28,308,945	11,840,394	40,149,339
Goodwill	1,193,437	—	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	Nine Months Ended June 30, 2007 (unaudited)
	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$2,264,816	$3,080,919	$5,345,735
Services	8,854,681	—	8,854,681

Total net sales	11,119,497	3,080,919	14,200,416

Cost of sales:
Products	1,264,596	1,544,597	2,809,193
Services	2,519,162	—	2,519,162

Total cost of sales	3,783,758	1,544,597	5,328,355

Gross margin	7,335,739	1,536,322	8,872,061

Sales and marketing	158,427	6,315,580	6,474,007
Research and development	15,176,242	—	15,176,242
Impairment of asset	—	3,275,230	3,275,230

Segment Loss	(7,998,930)	(8,054,488)	(16,053,418)

Total assets	30,823,372	3,926,091	34,749,463
Goodwill	1,193,437	—	1,193,437

	Nine Months Ended June 30, 2006 (unaudited)
	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$3,820,870	$6,287,188	$10,108,058
Services	9,490,360	—	9,490,360

Total net sales	13,311,230	6,287,188	19,598,418

Cost of sales:
Products	1,616,564	1,901,762	3,518,326
Services	3,374,037	—	3,374,037

Total cost of sales	4,990,601	1,901,762	6,892,363

Gross margin	8,320,629	4,385,426	12,706,055

Sales and marketing	438,635	10,640,347	11,078,982
Research and development	9,656,835	—	9,656,835

Segment Loss	(1,774,841)	(6,254,921)	(8,029,762)

Total assets	28,308,945	11,840,394	40,149,339
Goodwill	1,193,437	—	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Domestic and foreign operations

Total assets and net income of the Company’s foreign subsidiary were insignificant; however, total revenues aggregated approximately 23% of total revenues of the Company for the three months ended June 30, 2007. This entity, which is based in Germany, operates in the Biopharmaceutical Products and Services Segment and its general segment data is included therein. Segment information on a geographic basis is as follows:

	Three Months Ended June 30, 2007 (unaudited)
	Domestic	International (Europe)	Total
Net sales	$2,534,134	$1,226,755	$3,760,889
Net income (loss)	(24,926,888)	(68,620)	(24,995,508)
Total Assets	27,939,815	2,883,557	30,823,372
Goodwill	893,000	300,437	1,193,437

Total revenues from the foreign subsidiary aggregated approximately 26% of total revenue of the Company in the nine months ended June 30, 2007. Segment information on a geographic is as follows:

	Nine Months Ended June 30, 2007 (unaudited)
	Domestic	International (Europe)	Total
Net sales	$10,561,827	$3,638,589	$14,200,416
Net income (loss)	(64,178,626)	501,030	(63,677,596)
Total Assets	27,939,815	2,883,557	30,823,372
Goodwill	893,000	300,437	1,193,437

Total revenues from the foreign subsidiary aggregated approximately 21% of total revenue of the Company in the three months ended June 30, 2006. Segment information on a geographic basis is as follows:

	Three Months Ended June 30, 2006 (unaudited)
	Domestic	International (Europe)	Total
Net sales	$4,503,614	$1,222,913	$5,726,527
Net loss	(12,304,947)	173,237	(12,131,710)
Total Assets	37,461,645	2,687,694	40,149,339
Goodwill	893,000	300,437	1,193,437

Total revenues from the foreign subsidiary aggregated approximately 17% of total revenue of the Company in the nine months ended June 30, 2006. Segment information on a geographic basis is as follows:

	Nine Months Ended June 30, 2006 (unaudited)
	Domestic	International (Europe)	Total
Net sales	$16,258,629	$3,339,789	$19,598,418
Net loss	(26,028,090)	(258,918)	(26,287,008)
Total Assets	37,461,645	2,687,694	40,149,339
Goodwill	893,000	300,437	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

14. New Market Tax Credit Transactions

On April 25, 2006, Biovest through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

The following parties were involved in Transaction I: Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, Inc., and Laurus Master Fund, Ltd. (“Laurus”).

Previously, on March 31, 2006 in contemplation of the Transaction, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of Transaction I, Biovest and Biovest’s parent company formed Biolender, LLC as a Delaware limited liability company. On April 21, 2006, 2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with Accentia whereby Biovest purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 8).

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of Biovest’s common stock near the maturity date.

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) and payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Telesis CDE II, LLC is a Community Development Entity that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in the CDE. Telesis CDE II, LLC, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of Telesis CDE II, LLC within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event Telesis CDE II, LLC converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. Biovest also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of Biovest’s common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, Biovest is required to treat the advance as unrestricted and non-segregated funds provided that Biovest uses the funds to make all required lease payments. Finally, Biovax also hired all of Biovest’s employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. Biovax, Inc., Biovest’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi)Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment”

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, Biovest and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in derivative liability in the June 30, 2007 balance sheet is approximately $95,000.

•

Biovest, its subsidiaries and certain related parties have entered into a guarantee arrangement with Telesis CDE II, Inc. for the debt service of Biovax. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $757,000 involved in structuring this transaction were recorded as deferred financing costs and other prepaid expenses and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax, Inc.

On December 8, 2006, Biovest through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC, St. Louis Development Corp., AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp, and Laurus.

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. Biovest shall pay principal and interest as follows: (a) $1.1 million was paid to Accentia upon the closing of the Transaction and (b) the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by Biovest upon demand by Accentia.

In contemplation of Transaction II, Biovest formed Biolender II, LLC as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest of $5.6 million in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

In contemplation of Transaction II, AutovaxID Investment, LLC was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in the Leverage Fund. Additionally, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by the Leverage Fund from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in St. Louis New Market Tax Credit Fund II, LLC. The $8.0 million investment by the Leverage Fund to St. Louis New Market Tax Credit Fund II, LLC constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of the Leverage Fund’s interest in St. Louis New Market Tax Credit Fund II, LLC has been pledged to Biolender II as collateral for the Leverage Loan.

St. Louis New Market Tax Credit Fund II, LLC is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in the CDE. St. Louis New Market Tax Credit Fund II, LLC, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million Subordinated Promissory Note dated as of December 8, 2006 and described in more detail below.

Other salient terms and conditions of Transaction II are as follows:

•

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license became exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”) in June 2007. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Biovest also agreed to sell AutovaxID certain equipment upon the occupancy by AutovaxID of the New Plant for the fair market value of $0.5 million.

•

The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

•

The CDE Loan is secured by second lien on all assets of AutovaxID for the benefit of the CDE pursuant to a Second-Lien Security Agreement between AutovaxID and the CDE dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

The CDE Loan shall be due and payable by AutovaxID in full on the maturity date of the CDE Loan. However, if the CDE exercises its call right pursuant to the CDE Loan, then the CDE Loan becomes due and payable on the date of such call for the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan, together with all accrued but unpaid interest.

•

AutovaxID does not have the right to prepay the CDE Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE Loan after this date, provided that (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and Biovest.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. AutovaxID, Inc., Biovest’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, Biovest and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. Biovest has concluded that this contract constitutes a derivative liability that requires accounting

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in derivative liability in the June 30, 2007 balance sheet is approximately $59,000.

•

Biovest, its subsidiaries and certain related parties have entered into a guarantee arrangement with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. Biovest issued warrants to purchase 2.6 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $802,000 involved in structuring this transaction were recorded as deferred financing costs and other prepaid expenses and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II, LLC.

15. Related party transactions

See Note 6 for related party note payable

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

PPD acquired only the royalty rights and did not assume any liability or obligation of the Company. Further, pursuant to the agreement, the Company has agreed to make minimum royalty payments through December 2009 of $2.5 million. Failure to make such minimum payments is deemed a material breach. In connection therewith, Accentia may make up such shortfall to cure the breach. In addition, termination of the “enabling agreements” (BDSI and MAYO) constitutes a default as well as failure to maintain market exclusivity and failure to enforce Mayo Patent Rights. In the event of termination, the Company is required to refund the purchase price less the aggregate royalties paid prior to termination, except that if aggregate royalties exceed $2.5 million, the Company has no obligation to refund the purchase price. The $2.5 million received from PPD is recorded as “other liabilities, related party” in the accompanying consolidated balance sheets. As such, other liabilities, related party includes $3.31 million and $2.44 million associated with this transaction at June 30, 2007 and September 30, 2006, respectively (net of royalties earned through those respective dates). If royalties do materialize, they must be paid to PPD, at which time revenue from the sale of these rights to PPD would be recognized.

On February 28, 2007, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune LLC (“Revimmune”), a company affiliated with Dr. Frank O’Donnell, who is also an officer and director of the Company, under which the Company was granted the exclusive worldwide rights to Revimmune™, a patent-pending pharmaceutical treatment in late-stage development for a variety of autoimmune diseases. Under the license, the Company is obligated to pay to Revimmune a royalty of 4% on net sales, and in the event of a sublicense by the Company, to pay 10% of sublicense consideration received. The royalties to Revimmune are in addition to obligations under Revimmune’s license with Johns Hopkins University which were assumed by the Company, including a 4% royalty on licensed products and services and a 20% royalty on sublicense consideration; milestone payments of up to $50,000 at the issuance of the first patent and $100,000 at the first FDA product approval; minimum annual royalty payments ranging from $20,000 to $50,000 per year and the cost and responsibility for patent prosecution as such obligations. As an upfront payment for the license, the Company agreed that at the approval of each Sublicensed Product it will grant to Revimmune a warrant to purchase up to 800,000 shares of the Company’s common stock.

Warrants issued to related parties

On June 15, 2007, Accentia Biopharmaceuticals, Inc. (the “Company”) granted the following described warrants to certain related parties in consideration for ongoing guarantees and asset pledges. Prior and current Company borrowings ranging between $6.1 million and $22.7 million have required guarantees and/or collateral pledges (the “Credit Enhancements”) which were provided by Hopkins Capital Group II, LLC (“Hopkins II”), which is affiliated with our CEO, Francis E. O’Donnell, Jr., M.D. and MOAB Investments, LP (“MOAB”) and in some cases their affiliates. The Company believes that the Credit Enhancements significantly reduce the interest expense. In a number of instances, the borrowings were essential financings that management believes might not have been available to the Company without the credit enhancements. Except as provided by the warrants, no consideration or compensation has been paid for the guarantees or pledges.

The Company has granted the following warrants (the “Warrants”) to Related Parties:

(i)	Warrants to purchase 2 million shares of the Company’s common stock to Hopkins II;

(ii)	Warrants to purchase 200,000 shares of the Company’s common stock to MOAB;

(iii)	Each of the warrants have an exercise period of four years from the date of grant;

(iv)	Each of the warrants have an exercise price of $4.32 per share, which represents a 38% premium over the closing price of the Company’s common stock on the date of the grant of the warrants;

(v)	the Warrants vested upon grant;

(vi)	the Warrants are assignable; and

(vii)	the holders will have limited piggy back registration rights subject to the reasonable discretion of the Company.

The Company recorded the issuance of these warrants based on their fair value on the date of grant as a $2,620,000 charge to operations during the nine months ended June 30, 2007 and is included in interest expense in the accompanying condensed consolidated statement of operations.

Agreements with Biovest

During the nine months ended June 30, 2007, the following related party transactions occurred with Biovest:

•

In October, 2006, the Company and Biovest entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that the Company was the exclusive commercialization partner for Biovest’s biologic products and was entitled to 49% of Biovest’s net profits from the sale of biologic products. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from each Biovest biologic product less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that the Company is no longer Biovest’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales of biologic products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for the Company entering into this Royalty Agreement, Biovest agreed to issue to the Company five million new shares of Biovest common stock, representing the independently appraised value to Biovest of the new agreement. In the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2007.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

•

In October, 2006, the Company and Biovest entered into a Termination Agreement under which the Company agreed to immediately terminate its absolute anti-dilution rights that were granted to the Company pursuant to the First Right of Refusal Agreement dated June 16, 2003 with Biovest. In consideration of the Company’s termination of the First Right of Refusal Agreement, Biovest issued to the Company five million additional new shares of Biovest common stock.

•

In October, 2006, the Company and Biovest entered into a Purchase Agreement whereby Biovest purchased the Company’s 70.5% ownership interest in Biolender, LLC (“Biolender”). Biolender is the entity that was formed by Biovest and the Company to participate in Biovest’s New Market Tax Credit enhanced financing that closed on April 25, 2006. Biolender’s principal assets is a promissory note in principal amount of $8.5 million which is anticipated to be repaid in approximately seven years when Biovest is required to repay the loan that it received as part of this New Market Tax Credit enhanced financing. In consideration of the sale of this interest in Biolender, Biovest agreed to issue to the Company 10 million additional new shares of Biovest common stock, representing the negotiated value of the purchased interest.

In order to consummate the foregoing transactions in October, 2006, the Company was required to obtain the consent of its senior lender, Laurus Master Fund, Ltd. (“Laurus”), under the Company’s loan agreements with Laurus. In consideration for providing such consent, the Company entered into an agreement with Laurus pursuant to which Laurus consented to the above-described agreements and the Company issued to Laurus a warrant to purchase 10 million outstanding shares of Biovest common stock owned by the Company at an exercise price of $.01 per share. The warrant expires in October 2012. The Company initially recorded this transaction based on the fair value of the warrant as Loss on financing transaction of $8.8 million, and Loss on sale of assets of $0.6 million in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2007. The warrant is adjusted to its fair value on each reporting date and has been classified in derivative liabilities (Note 5) in the accompanying condensed consolidated June 30, 2007 balance sheet.

16. Impairment of assets

MD Turbo Impairment

The Company recognized a $3.3 million impairment expense on its MD Turbo assets in the Specialty Pharmaceuticals segment during the three months ended June 30, 2007. The market opportunity for MD Turbo has changed dramatically since the product was launched in June 2006. At the time of its market introduction, MD Turbo was compatible with greater than 90% of all commercially available metered-dose inhalers (MDI). One of the key benefits of MD Turbo was that it contained a built-in dose counter. This important feature helped patients track the number of doses used each month and alerted them when it was time to refill their prescription. In the past 12 months, the majority of manufacturers have re-tooled their products to include a dose counter as well. This “re-tooling” changed the actual physical size of the MDI container and as a result, the majority of MDI’s are no longer compatible with MD Turbo.

Another major change in the marketplace has been the shift from CFC (chlorofluorocarbons) based propellants to HFA (a non-CFC) propellants. At market introduction, the majority of MDIs were CFC based and compatible with MD Turbo. The FDA mandated that by 2008, all commercially available MDIs must use the HFA propellant and that CFC propellant products must be phased off the market. The market has already shifted to HFA products and currently, only two (2) HFA products are compatible with MD Turbo.

Due to lack of sales and the reduced market opportunity, the company has deemed that MD Turbo is no longer a viable commercial product and should be considered impaired. The Company believes there is no salvage value, no positive future cash flows, and no potential buyer of the product rights. In June 30, the Company recorded a charge to cost of sales of approximately $500,000 for MD Turbo inventory. The impairment charge consisted of an impairment of a deposit of $.9 million and $2.4 million impairment of the acquired product rights and has been included in operating expenses in the accompanying 2007 statements of operations.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

17. Commitments and contingencies

Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2011. The annual aggregate rental commitments under non-cancelable leases are as follows:

Years ending June 30,
2008	$2,127,523
2009	2,006,395
2010	1,443,927
2011	396,435
2012	132,145

$6,106,425

Rent expense for all operating leases was approximately $0.8 million for both the three months ended June 30, 2007 and June 30, 2006. Rent expense for all operating leases was approximately $2.5 million for both the nine months ended June 30, 2007 and June 30, 2006. Rental income from subleases aggregated $0.1 million and $-0- million in the three months ended June 30, 2007 and June 30, 2006, respectively. Rental income from subleases aggregated $0.4 million and $0.1 million in the nine months ended June 30, 2007 and June 30, 2006, respectively.

Litigation

Accent Rx, Inc. complaint:

In October 2002, the Company’s, Accent RX, Inc, acquired the assets and certain liabilities of American Prescription Providers, Inc. and American Prescription Providers of New York, Inc., collectively, referred to as APP, which at the time of purchase operated a mail-order specialty pharmacy focused on filling prescriptions for AIDS patients and organ transplants. Commencing in late 1998, Dr. Francis E. O’Donnell (our Chairman and Chief Executive Officer) was the Chairman of the Board of APP, Dr. Dennis L. Ryll (a director of our company) was a director of APP, and McKesson Corporation was APP’s principal lender. Also beginning in late 1998, The Hopkins Capital Group, LLC, an entity in which Dr. O’Donnell is the manager, and MOAB Investments, LP, an entity in which Dr. Ryll is a limited partner, were principal stockholders of APP. Following the purchase of APP’s assets, Accent RX operated the mail-order business until it sold the assets of this business in December 2003 to a third-party in an arm’s length transaction. All of the sale proceeds from the disposition of this business were used to pay debts of Accent RX, including to reduce the outstanding balance of the McKesson loan. After the sale of the APP assets, Accent RX ceased to engage in business, and Accent RX currently has nominal assets.

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

On October 17, 2005, the U.S. Department of Justice announced a settlement of criminal and civil allegations against Serono in connection with illegal schemes to promote, market, and sell its drug Serostim. As a follow-up to that settlement, our counsel was advised by the Department of Justice that they are not intending to pursue any matter against APP or the Company arising out the afore described facts, however, the Department of Justice decision does not prevent or bar any potential claim by private parties arising out of these facts discussed above.

On May 23, 2007, Accent RX was served with a complaint filed in the United States District Court – District of Massachusetts. The action is being brought on behalf of the United States by the Relator Christine Driscoll and on behalf of the States of California, Delaware, Florida, Hawaii, Illinois, Massachusetts, Nevada, Tennessee, Texas, and Virginia and the District of Columbia (collectively, “the States”) by the Co-Relators Christine Driscoll and Frank Garcia under the states’ respective qui tam statutes. The complaint alleges violations of the Federal False Claims Act (“FCA”) and of analogous state qui tam statutes. The complaint

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

identifies “APP (now Accent)” and other defendants as “preferred providers” of Serostim, a drug manufactured by Serono, Inc. and used to treat AIDS-associated weight loss, wasting, and/or catabolism. In Count Six of the complaint, the plaintiffs allege that, although Serono, Inc. gave the preferred providers a 3.75 percent discount on the price of Serostim, the preferred providers billed the Health Care Finance Administration of the United States (“HCFA”) and other third party payors for the full price of Serostim. Count Six further alleges that the preferred providers violated the Anti-Kickback Statute of the Medicare-Medicaid Antifraud and Abuse Amendments by (i) failing to disclose the discount to the HCFA and the other third party payors (receipt of illegal remuneration) and (ii) submitting claims for payment to HCFA for the full price of Serostim rather than the discounted price (submitting false claims). Finally, Count Six alleges that, through these violations and by accepting payments from HCFA for the full price of Serostim, the preferred providers violated the Federal False Claim Act. The complaint also alleges that the actions of the preferred providers violated the California False Claims Act, the Delaware False Claims and Reporting Act, the District of Columbia Procurement Reform Amendment Act, the Florida False Claims Act, the Hawaii False Claims Act, the Illinois Whistleblower Reward and Protection Act, the Nevada False Claims Act, the Tennessee Medicaid False Claims Act, the Texas Medicaid Fraud Prevention Law, and the Virginia Fraud Against Taxpayers Act. The complaint requests, among other things, that each of the preferred providers (i) be ordered to repay and disgorge all money received as a result of its violations of the Federal False Claim Act, (ii) be assessed and ordered to pay an amount equal to three times the amount of money received as a result of its violations of the Federal False Claim Act, and (iii) be required to pay damages in an amount equal to three times the amount of damages that California, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Massachusetts, Nevada, Tennessee, and Virginia have sustained as a result of its actions. We intend to defend this action.

Analytica litigation:

The Company’s subsidiary, Analytica International, Inc. is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims against Analytica, the Company and an officer of the Company. We filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007 the Court granted our motion and dismissed defendant’s counterclaims against our officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. We have indicated that we plan to pursue our affirmative claims in this matter vigorously and will assert all available defenses against the counterclaims, which we believe are without merit.

Biovest litigation:

The Company’s majority-owned subsidiary, Biovest International, Inc. is involved with the litigation titled Biovest International, Inc. v. Excorp Medical, Inc. This matter was for collection of a debt owed to Biovest arising out of a prior litigation. The defendant has breached the settlement agreement and a default judgment in the amount of $567,647.00 was entered against Excorp Medical. On March 21, 2007, Biovest and Excorp entered into a Forebearance Agreement whereby Biovest agreed to forebear from exercising its rights to collect the Judgment until June 30, 2007. We are unable to determine the collectability of the judgment at this time.

The Company’s majority-owned subsidiary, Biovest International, Inc. has been served with a summons and complaint filed in Delaware Superior Court on behalf of SPRI International LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $183,000. Biovest has indicated that it intends to seek to dismiss this litigation and submit any claims involved in this matter to arbitration pursuant to a contractual arbitration clause.

Except for the foregoing, the Company is not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which is covered by insurance.

Based upon advice of counsel and its own analysis, the Company believes that there is no likelihood of exposure to material liability on account of these pending litigations. Therefore, no amounts are currently accrued for the above litigation.

ACCENTIA BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

18. Subsequent Events

Effective as of July 5, 2007, Biovest entered into a renewal and extension of the maturity date of the Promissory Note dated January 5, 2007 to Pulaski Bank. This Promissory Note, which had an original maturity date of July 5, 2007, now matures on September 5, 2007. Biovest agreed to pay $25,000 in cash as well as to issue warrants to purchase 85,710 shares of Biovest’s common stock with a five-year term and an exercise price of $1.10 per share to Pulaski Bank in consideration for this extension. The note can be prepaid by the Company at any time without penalty. The note bears interest at the prime rate minus .05% (7.75% per annum at June 30, 2007), requiring monthly payments of interest only. All other terms of the Promissory Note dated January 5, 2007 remain the same as disclosed in Note 6.

Effective as of July 21, 2007, Biovest entered into a renewal and extension of the maturity date of the Promissory Note dated April 22, 2007 to Pulaski Bank. This Promissory Note, which had an original maturity date of May 21, 2007, now matures on September 21, 2007. Biovest agreed to pay $18,750 in cash as well as to issue warrants to purchase 64,290 shares of the Company’s common stock with a five-year term and an exercise price of $1.10 per share to Pulaski Bank in consideration for this extension. The note bears interest at the prime rate minus .05% (7.75% per annum as of June 30, 2007), with interest only payments due monthly. All other terms of the Promissory Note dated April 22, 2007 remain the same as disclosed in Note 6.

Effective as of August 12, 2007, Biovest terminated the Employment Agreement of Carl M. Cohen, Ph.D., the Company’s Chief Operating Officer. In accordance with the terms of his employment agreement, Dr. Cohen will receive termination compensation in the amount of his base salary for a period of six months along with continuation of insurance benefits.

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

Overview

We are a vertically integrated biopharmaceutical company focused on the development and commercialization of drug candidates that are in late-stage clinical development and typically are based on active pharmaceutical ingredients that have been previously approved by the FDA for other indications. Usually these drug candidates can access the accelerated 505(b)(2) regulatory approval pathway which is generally less time-consuming and less expensive than the typical 505(b)(1) pathway that must be used for new chemical entities. Our lead product candidate is SinuNase™, a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis. SinuNase has been granted Fast Track status by the FDA and it is currently in a pivotal Phase 3 clinical trial. We have filed a pre-IND application for a pivotal Phase 3 clinical trial of Revimmune, to treat numerous autoimmune diseases with an initial indication targeting refractory relapsing-remitting Multiple Sclerosis. Revimmune is based on pulsed, ultra-high dosing of a well known chemotherapeutic agent under a risk management program. Additionally, through an investment strategy, we acquired the majority ownership interest in Biovest International Inc. (“Biovest”), (BVTI.OB) and a royalty interest in Biovest’s lead drug candidate, BiovaxID™ and any other biologic products developed by Biovest. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID which is a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID has been granted Fast Track status by the FDA. In addition to these product candidates, we have a specialty pharmaceutical business which markets products focused on respiratory disease, a pipeline of additional products under development by third parties, and an analytical consulting business that serves customers in the biopharmaceutical industry.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended June 30, 2007 were $3.8 million, a decrease of $2.0 million, or 34%, from the three months ended June 30, 2006. The decrease in our consolidated net sales for the three months ended June 30, 2007 primarily reflected a decrease of $1.0 million in net sales in our Specialty Pharmaceuticals segment due to the disposition of our Xodol and Histex product lines in the first quarter of fiscal year 2007, a decrease of $0.3 million in net sales of our Analytica International subsidiary, and a $0.7 million decrease in net sales in our Biovest subsidiary primarily attributable to a decrease in our cell culture instrumentation and disposables.

Cost of Sales. Our cost of sales for the three months ended June 30, 2007 was $2.3 million, or 61% of net sales, compared to $2.4 million, or 41% of net sales, during the three months ended June 30, 2006. This represented a decrease of $0.1 million, or 17%, over the three months ended June 30, 2006 primarily attributable to the decrease in corresponding sales as described above and a $0.5 million increase to the inventory reserve for MD Turbo products.

Research and Development Expenses. Our research and development costs were $5.1 million for the three months ended June 30, 2007; an increase of $1.6 million, or 46%, over the three months ended June 30, 2006. This increase included $2.7 million in SinuNase development compared to $0.5 million in SinuNase development for the same period last year. These were anticipated expenses associated with the commencement of the SinuNase Phase 3 clinical trials. Our Biovest subsidiary research and development expense decreased from $3.0 million in the three months ended June 30, 2006 to $2.5 million in the three months ended June 30, 2007. While Biovest expanded on the number of sites participating in the BiovaxID clinical trial during the first six months of fiscal 2007, it reduced the scope of testing for the quarter ended June 30, 2007 due in part to limited availability of funds to meet to costs of continued patient enrollment as well as in anticipation of the Company’s intent to file for conditional approval with the FDA and EMEA.

Sales and Marketing expenses. Our sales and marketing expenses were $2.0 million for the three months ended June 30, 2007; a decrease of $2.2 million, or 52%, over the three months ended June 30, 2006. This decrease was primarily due to a $2.2 million reduction in sales and marketing expense in our Specialty Pharmaceuticals segment. This was the result of the Company’s increased focus on respiratory products and the disposition of some of the Company’s non-respiratory product lines.

Impairment of assets. Impairment of assets was $3.3 million for the three months ended June 30, 2007 as compared to no expense for the three months ended June 30, 2006. This increase was due to the impairment of the MD Turbo product in our Specialty Pharmaceuticals segment. The market opportunity for MD Turbo has changed dramatically since the product was launched in June 2006. At the time of its market introduction, MD Turbo was compatible with greater than 90% of all commercially available metered-dose inhalers (MDI). One of the key benefits of MD Turbo was that it contained a built-in dose counter. This important feature helped patients track the number of doses used each month and alerted them when it was time to refill their prescription. In the past 12 months, the majority of manufacturers have re-tooled their products to include a dose counter as well. This “re-tooling” changed the actual physical size of the MDI container and as a result, the majority of MDI’s are no longer compatible with MD Turbo.

Another major change in the marketplace has been the shift from CFC (chlorofluorocarbons) based propellants to HFA (a non-CFC) propellants. At market introduction, the majority of MDIs were CFC based and compatible with MD Turbo. The FDA mandated that by 2008, all commercially available MDIs must use the HFA propellant and that CFC propellant products must be phased off the market. The market has already shifted to HFA products and currently, only two (2) HFA products are compatible with MD Turbo.

Due to lack of sales and the reduced market opportunity, the company has deemed that MD Turbo is no longer a viable commercial product and should be considered impaired.

General and Administrative Expenses. Our general and administrative expenses were $3.6 million for the three months ended June 30, 2007; a decrease of $1.5 million, or 29%, over the three months ended June 30, 2006. Approximately $0.5 million of the decrease of was primarily a result of a reduction in headcount in our Biopharmaceutical Products and Services segment. Approximately $0.9 million was a reduction in amortization of intangibles due to the reduction of amortizable assets. Due to the sale of certain products rights related Xodol and Histex products and impairment of MD Turbo during the nine months ended June 30, 2007.

Royalty expenses. We did not incur any royalty expenses were $-0- million for the three months ended June 30, 2007; a decrease of $0.4 million, or 100%, over the three months ended June 30, 2006. This decrease was due to the disposition of our Xodol product line earlier in fiscal year 2007.

Interest Expense and change in fair value of convertible debentures, net. In the three months ended June 30, 2007, our net interest expense and change in fair value of convertible debentures was $2.8 million, an increase of $0.7 million, over the three months ended June 30, 2006. The increase was due primarily to interest on our existing Laurus term notes, existing Laurus revolver, Pulaski term note, and the adjustment to fair market value the convertible debentures. The adjustment to fair market value offset interest expense by approximately $3.9 million for the three months ended June 30, 2007 compared to no adjustment last fiscal year. The adjustment relates to the Midsummer convertible debentures from September 2006 which are revalued to fair value at each reporting period. Interest income was $0.2 million in the three months ended June 30, 2007 as compared to nominal interest income in the three months ended June 30, 2006.

Derivative gain. Derivative gain was $0.04 million for the three months ended June 30, 2007 as compared to no gain for the three months ended June 30, 2006. This increase was related to the derivative instruments issued in conjunction with the Midsummer transactions in September 2006 and February 2007, and results primarily from the change in our common stock price on which the derivative liabilities are based.

Loss on extinguishment of debt. Extinguishment of debt for the three months ended June 30, 2007 is a $9.7 million loss incurred due to the modification of this note payable with Laurus Master Funds, Ltd. issued by Biovest. This amount was recorded due to the financial significance of the modification made under the amended agreement dated April 17, 2007 which allows Biovest to defer principal payment on the $7.8 million term loan in exchange for a non-cancelable royalty of a minimum of $8 million payable to Laurus.

Segment Operating Results

	For the Three months ended June 30,
	2007		2006
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$1,406,114		$2,051,667
All other business units	2,246,140		2,562,280

Total Biopharmaceutical Products and Services	3,652,254		4,613,947
Specialty Pharmaceuticals	108,635		1,112,580

Total Net Sales	$3,760,889		$5,726,527

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$682,654		$1,149,090
All other business units	613,142		598,091

Total Biopharmaceutical Products and Services	1,295,796	35%	1,747,181	38%
Specialty Pharmaceuticals	995,093	425%	618,794	56%

Total Cost of Sales	$2,290,888		$2,365,975

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$723,460		$902,577
All other business units	1,632,998		1,964,189

Total Biopharmaceutical Products and Services	2,356,458	65%	2,866,766	62%
Specialty Pharmaceuticals	(886,458)	(325)%	493,786	44%

Total Gross Margin	$1,470,001		$3,360,522

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$2,478,897		$3,047,970
All other business units	2,668,769		484,759

Total Biopharmaceutical Products and Services	5,147,666	141%	3,532,729	77%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$5,147,666		$3,532,729

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$94,892		$28,469
All other business units	—		—

Total Biopharmaceutical Products and Services	94,892	3%	28,469	1%
Specialty Pharmaceuticals	1,943,029	1,789%	4,191,812	377%

Total Sales and Marketing Expenses	$2,037,921		$4,220,281

Impairment of Asset
Biopharmaceutical Products and Serives	$—		$—
Specialty Pharmaceuticals	3,275,230		—

Total Impairment of Asset	$3,275,230		$—

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the three months ended June 30, 2007, were $3.7 million, a decrease of $1.0 million, or 21%, from the three months ended June 30, 2006. This decrease was attributable primarily to a decrease of $0.3 million in net sales of our Analytica International subsidiary, and a $0.7 million decrease in net sales in our Biovest subsidiary primarily attributable to a decrease in our cell culture instrumentation and disposables.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the three months ended June 30, 2007 was $1.3 million, or 35% of segment net sales, compared to $1.7 million, or 38% of segment net sales, during the three months ended June 30, 2006.

Research and Development Expenses. Our research and development costs were $5.1 million for the three months ended June 30, 2007; an increase of $1.6 million, or 46%, over the three months ended June 30, 2006. This increase included $2.7 million in SinuNase development compared to $0.5 million in SinuNase development for the same period last year. These were anticipated expenses associated with the commencement of the SinuNase Phase 3 clinical trials. Our Biovest subsidiary research and development expense decreased from $3.0 million in the three months ended June 30, 2006 to $2.5 million in the three months ended June 30, 2007.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.1 million in the three ended June 30, 2007; an increase of $0.07 million, or 233%, over the three months ended June 30, 2006.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the three months ended June 30, 2007, were $0.1 million, a decrease of $1.0 million, or 90%, from the three months ended June 30, 2006. This decrease was primarily attributable to the sales of our Xodol and Histex product lines and returns of MD Turbo sales recorded in prior periods.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the three months ended June 30, 2007 was $1.0 million, or 916% of net sales, compared to $0.6 million, or 56% of net sales, during the three months ended June 30, 2006. The increase in cost of sales was partially offset by sales for the period and a $0.5 million increase to the inventory reserve for MD Turbo products.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the three month periods ended June 30, 2007 or 2006.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $1.9 million in the three months ended June 30, 2007; a decrease of $2.2 million, or 54%, over the three months ended June 30, 2006. This decrease was primarily due to a reduction in sales related personnel. This was the result of the Company’s increased focus on respiratory products and the disposition of some of the Company’s non-respiratory product lines.

Impairment of asset. Impairment of asset was $3.3 million for the nine months ended June 30, 2007 as compared to no expense for the nine months ended June 30, 2006. This increase was due to the impairment of the MD Turbo product in our Specialty Pharmaceuticals segment. The market opportunity for MD Turbo has changed dramatically since the product was launched in June 2006. At the time of its market introduction, MD Turbo was compatible with greater than 90% of all commercially available metered-dose inhalers (MDI). One of the key benefits of MD Turbo was that it contained a built-in dose counter. This important feature helped patients track the number of doses used each month and alerted them when it was time to refill their prescription. In the past 12 months, the majority of manufacturers have re-tooled their products to include a dose counter as well. This “re-tooling” changed the actual physical size of the MDI container and as a result, the majority of MDI’s are no longer compatible with MD Turbo.

Another major change in the marketplace has been the shift from CFC (chlorofluorocarbons) based propellants to HFA (a non-CFC) propellants. At market introduction, the majority of MDIs were CFC based and compatible with MD Turbo. The FDA mandated that by 2008, all commercially available MDIs must use the HFA propellant and that CFC propellant products must be phased off the market. The market has already shifted to HFA products and currently, only two (2) HFA products are compatible with MD Turbo.

Due to lack of sales and the reduced market opportunity, the company has deemed that MD Turbo is no longer a viable commercial product and should be considered impaired.

Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006

Consolidated Results of Operations

Net Sales. Our net sales for the nine months ended June 30, 2007 were $14.2 million, a decrease of $5.4 million, or 28%, from the nine months ended June 30, 2006. The decrease in our consolidated net sales for the nine months ended June 30, 2007 reflected a decrease of $3.2 million in net sales in our Specialty Pharmaceuticals segment due to the sale of our Xodol and Histex product lines in the first quarter of fiscal year 2007, a decrease of $0.8 million in net sales of our Analytica International subsidiary and a decrease of $1.1 million in Biovest, primarily due to a decrease in our cell culture instrumentation and disposables.

Cost of Sales. Our cost of sales for the nine months ended June 30, 2007 was $5.3 million, or 38% of net sales, compared to $6.9 million, or 35% of net sales, during the nine months ended June 30, 2006. This represented a decrease of $1.6 million, or 23%, over the nine months ended June 30, 2006 attributable to the decrease in corresponding sales as described above and a $0.5 million increase to the inventory reserve for MD Turbo products.

Research and Development Expenses. Our research and development costs were $15.2 million for the nine months ended June 30, 2007; an increase of $5.5 million, or 57%, over the nine months ended June 30, 2006. This increase included $6.6 million in SinuNase development compared to $1.5 million in SinuNase development for the same period last year. These were anticipated expenses associated with the commencement of the SinuNase Phase 3 clinical trials. Our Biovest subsidiary research and development expense increased to $8.5 million in the nine months ended June 30, 2007 from $8.2 million in the nine months ended June 30, 2006.

Sales and Marketing expenses. Our sales and marketing expenses were $6.5 million for the nine months ended June 30, 2007; a decrease of $4.6 million, or 42%, over the nine months ended June 30, 2006. This decrease was primarily due to a $4.3 million reduction in our Specialty Pharmaceuticals segment. This was the result of the Company’s increased focus on respiratory products and the disposition of some of the Company’s non-respiratory product lines.

General and Administrative Expenses. Our general and administrative expenses were $16.8 million for the nine months ended June 30, 2007; a decrease of $0.5 million, or 3%, over the nine months ended June 30, 2006. This decrease is primarily due to reduction in amortization expense due to the reduction of amortizable assets as a result of impairment or sale of the asset.

Impairment of asset. Impairment of asset was $3.8 million for the nine months ended June 30, 2007 as compared to no expense for the nine months ended June 30, 2006. This increase was due to the impairment of the MD Turbo product in our Specialty Pharmaceuticals segment. The market opportunity for MD Turbo has changed dramatically since the product was launched in June 2006. At the time of its market introduction, MD Turbo was compatible with greater than 90% of all commercially available metered-dose inhalers (MDI). One of the key benefits of MD Turbo was that it contained a built-in dose counter. This important feature helped patients track the number of doses used each month and alerted them when it was time to refill their prescription. In the past 12 months, the majority of manufacturers have re-tooled their products to include a dose counter as well. This “re-tooling” changed the actual physical size of the MDI container and as a result, the majority of MDI’s are no longer compatible with MD Turbo.

Another major change in the marketplace has been the shift from CFC (chlorofluorocarbons) based propellants to HFA (a non-CFC) propellants. At market introduction, the majority of MDIs were CFC based and compatible with MD Turbo. The FDA mandated that by 2008, all commercially available MDIs must use the HFA propellant and that CFC propellant products must be phased off the market. The market has already shifted to HFA products and currently, only two (2) HFA products are compatible with MD Turbo.

Due to lack of sales and the reduced market opportunity, the company has deemed that MD Turbo is no longer a viable commercial product and should be considered impaired.

Royalty expenses. Our royalty expenses were $-0- million for the nine months ended June 30, 2007; a decrease of $1.3 million, or 100%, over the nine months ended June 30, 2006. This decrease was due to the sale of the Xodol product line.

Interest Expense and change in fair value of convertible debentures, net. In the nine months ended June 30, 2007, our net interest expense and change in fair value of convertible debentures was $15.7 million, an increase of $11.3 million, over the nine months ended June 30, 2006. The increase was due primarily to interest on our existing Laurus term notes, existing Laurus revolver, Pulaski term note, and the adjustment to fair market value the convertible debentures of $3.1 million. Interest income was $0.5 million in the three months ended June 30, 2007 as compared to nominal interest income in the three months ended June 30, 2006.

Loss on sale of assets. Our loss on sale of assets was $1.2 million for the nine months ended June 30, 2007; an increase of $1.2 million, or 100%, over the nine months ended June 30, 2006. This increase was primarily due to the disposition of our Xodol and Histex products in our Specialty Pharmaceuticals segment. The net effect on cash was an increase of $1.3 million.

Derivative gain. Derivative gain was $8.2 million for the nine months ended June 30, 2007 as compared to a gain of $2.9 million for the nine months ended June 30, 2006. This decrease was related to the Laurus financing arrangement that commenced in the 2005 fiscal year and the derivative instruments issued in conjunction with the Midsummer transactions in September 2006 and February 2007, and results primarily from the decrease in our common stock price on which the derivative liabilities are based.

Loss on financing transaction. In the nine months ended June 30, 2007, our loss on financing transaction was $8.8 million compared to no loss for the nine months ended June 30, 2006. This loss is attributable to Biovest warrants issued to Laurus Master Fund, Ltd. for Biovest shares owned by Accentia in order to obtain consent for various transactions including the termination of a first right of refusal agreement with Biovest, the sale of our interest in Biolender, LLC, and termination of the Biologics Products Commercialization Agreement with Biovest.

Absorption of prior gains against minority interest. Absorption of prior gains against minority interest was $0.3 million in the nine months ended June 30, 2007, a decrease of $1.4 million, primarily due to the sale of Biovest stock to a third-party in the NMTC 2 transaction.

Preferred Stock Dividends. In the nine months ended June 30, 2007, we incurred no dividend costs, compared to $0.04 in the nine months ended June 30, 2006. There was no dividend cost in the nine months ended June 30, 2007 due to the conversion of all Series E preferred stock to common stock at our Initial Public Offering in November 2005. Dividends for the nine months ended June 30, 2006 consisted of dividends accrued on our Series E preferred stock.

Loss on extinguishment of debt. Extinguishment of debt for the nine months ended June 30, 2007 is $9.7 million loss incurred upon extinguishment of debt with Laurus Master Fund, Ltd. with Biovest. This amount was recorded for the amended agreement dated April 17, 2007 which allows Biovest to defer principal payment on the $7.8 million term loan in exchange for a non-cancelable royalty with a minimum of $8 million.

Segment Operating Results

	For the Nine months ended June 30,
	2007		2006
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$4,285,039		$5,425,638
All other business units	6,834,458		7,885,592

Total Biopharmaceutical Products and Services	11,119,497		13,311,230
Specialty Pharmaceuticals	3,080,919		6,287,188

Total Net Sales	$14,200,416		$19,598,418

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$2,299,890		$2,980,532
All other business units	1,483,868		2,010,069

Total Biopharmaceutical Products and Services	3,783,758	34%	4,990,601	37%
Specialty Pharmaceuticals	1,544,597	33%	1,901,762	30%

Total Cost of Sales	$4,794,961		$6,892,363

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$1,985,149		$2,445,106
All other business units	5,350,590		5,875,523

Total Biopharmaceutical Products and Services	7,335,739	66%	8,320,629	63%
Specialty Pharmaceuticals	1,536,322	67%	4,385,426	70%

Total Gross Margin	$8,872,061		$12,706,055

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$8,544,510		$8,206,961
All other business units	6,631,732		1,449,874

Total Biopharmaceutical Products and Services	15,176,242	136%	9,656,835	73%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$15,176,242		$9,656,835

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$158,427		$117,689
All other business units	—		320,946

Total Biopharmaceutical Products and Services	158,427	1%	438,635	3%
Specialty Pharmaceuticals	6,315,580	205%	10,640,347	169%

Total Sales and Marketing Expenses	$6,474,0007		$11,078,982

Impairment of Asset
Biopharmaceutical Products and Services	$—		$—
Specialty Pharmaceuticals	3,275,330		—
Total Impairment of Asset	$3,275,330		$—

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the nine months ended June 30, 2007 were $11.1 million, a decrease of $2.2 million, or 16%, from the nine months ended June 30, 2006. This decrease was attributable primarily to a decrease of $0.8 million in net sales of our Analytica International subsidiary and a decrease of $1.1 million in our Biovest subsidiary primarily due to a decrease in our cell culture instrumentation and disposables.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the nine months ended June 30, 2007 was $3.8 million, or 34% of segment net sales, compared to $5.0 million, or 37% of segment net sales, during the nine months ended June 30, 2006.

Research and Development Expenses. Our research and development costs were $15.2 million for the nine months ended June 30, 2007; an increase of $5.5 million, or 57%, over the nine months ended June 30, 2006. This increase included $6.6 million in SinuNase development compared to $1.5 million in SinuNase development for the same period last year. These were anticipated expenses associated with the commencement of the SinuNase Phase 3 clinical trials. Our Biovest subsidiary research and development expense increased to $8.5 million in the nine months ended June 30, 2007 from $8.2 million in the nine months ended June 30, 2006.

Sales and Marketing Expenses. Our sales and marketing expenses in the Biopharmaceutical Products and Services segment were $0.2 million in the nine ended June 30, 2007; a decrease of $0.3 million, or 64%, over the nine months ended June 30, 2006. This was attributable to a decrease in expenses relating to educating healthcare professionals about the fungal etiology of chronic sinusitis.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the nine months ended June 30, 2007, including net sales to related parties, were $3.1 million, a decrease of $3.2 million, or 51%, from the nine months ended June 30, 2006. This decrease was primarily attributable to the sales of our Xodol and Histex product lines and returns of the MD Turbo product.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the nine months ended June 30, 2007 was $1.5 million, or 50% of net sales, compared to $1.9 million, or 30% of net sales, during the nine months ended June 30, 2006. The decrease in cost of sales was attributable to a decrease in sales for the period and a $0.5 million increase to the inventory reserve for MD Turbo products.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the nine month periods ended June 30, 2007 or 2006.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $6.3 million in the nine months ended June 30, 2007; a decrease of $4.3 million, or 41%, over the nine months ended June 30, 2006. This decrease was primarily due to a reduction in sales related personnel.

Impairment of asset. Impairment of asset was $3.3 million for the nine months ended June 30, 2007 as compared to no expense for the nine months ended June 30, 2006. This increase was due to the impairment of the MD Turbo product in our Specialty Pharmaceuticals segment. The market opportunity for MD Turbo has changed dramatically since the product was launched in June 2006. At the time of its market introduction, MD Turbo was compatible with greater than 90% of all commercially available metered-dose inhalers (MDI). One of the key benefits of MD Turbo was that it contained a built-in dose counter. This important feature helped patients track the number of doses used each month and alerted them when it was time to refill their prescription. In the past 12 months, the majority of manufacturers have re-tooled their products to include a dose counter as well. This “re-tooling” changed the actual physical size of the MDI container and as a result, the majority of MDI’s are no longer compatible with MD Turbo.

Another major change in the marketplace has been the shift from CFC (chlorofluorocarbons) based propellants to HFA (a non-CFC) propellants. At market introduction, the majority of MDIs were CFC based and compatible with MD Turbo. The FDA mandated that by 2008, all commercially available MDIs must use the HFA propellant and that CFC propellant products must be phased off the market. The market has already shifted to HFA products and currently, only two (2) HFA products are compatible with MD Turbo.

Due to lack of sales and the reduced market opportunity, the company has deemed that MD Turbo is no longer a viable commercial product and should be considered impaired.

Liquidity and Capital Resources

Sources of Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, we incurred net losses of $63.7 million and used cash from operations of $32.3 million during the nine months ended June 30, 2007, and have a working capital deficit of $52.6 million at June 30, 2007. Funding to date of our working capital requirements have resulted principally from the issuance of common and preferred stock and proceeds from debt. We project that we have sufficient cash subject to the availability of our lines of credit to finance our expected cash outflows through the end of fiscal year 2007.

We are currently engaged in efforts to restructure certain existing indebtedness in order to increase available funds on a near-term basis. Also, we are seeking additional financing through public or private equity offerings, additional debt financings, corporate collaborations, or licensing transactions. Additionally, we currently have the unconditional right to borrow up to $3.3 million in addition to the approximately $1 million currently outstanding under the line of credit established in August 2005 with an affiliate, Hopkins II (see Debt Financing- Line of Credit with Hopkins Capital Group II, LLC ). Hopkins II has offered to expand this line of credit to provide us with up to $8.3 million of unconditional borrowing availability under the line of credit. The proposed expansion of the amount of our unconditional borrowing capacity under the line of credit will require the approval of our independent directors and will also require us to obtain consents under certain agreements to which we are a party.

At June 30, 2007, Biovest had $0.3 million in cash on hand. Biovest will need to raise significant additional funding in the very near term to finance its operations. Under certain existing agreements, we are prohibited from making further loans to or investment in Biovest, so Biovest must obtain such funding from external sources. In this regard, Biovest is currently seeking short term private debt financing while also seeking longer term debt or equity financing and cash from the potential divestiture of non-strategic assets. Biovest has given no assurances to us that it will be able to obtain the necessary funding. If adequate funds are not available, Biovest will be required to delay, reduce the scope of, or eliminate one or more of its research and development programs and may consider the sale of non-vaccine related assets.

No assurances can be given that such financing will be available. While management is confident that they will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard. The condensed consolidated financial statements do not include any adjustments that may arise as a result of this uncertainty.

Debt Financing

As of June 30, 2007, our long-term debt, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $64.6 million. We currently have credit facilities with various lenders, including the following:

Credit Facility with Laurus Master Fund, Ltd. On April 29, 2005, we entered into a credit facility with Laurus Master Fund, Ltd., or Laurus. As of June 30, 2007, a total of $5.8 million in principal amount was outstanding under the term loan portion of the credit facility, while $3.6 million in principal amount was outstanding under the revolving loan portion of the credit facility. Laurus Term Loan payments were approximately $1.0 million for the three months ended June 30, 2007 and $2.9 million for the nine months ended June 30, 2007. The Laurus line of credit balance fell approximately $1.4 million for the three months ended June 30, 2007, and $6.4 million for the nine months ended June 30, 2007.

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

The principal and accrued but unpaid interest under each of the Laurus notes were convertible at the option of Laurus into shares of our common stock at an initial conversion price of $6.95 per share. After the completion of our initial public offering, the conversion price became an amount equal to 85% of the per share initial public offering price or $6.80 per share. However, these notes cannot be converted by Laurus until the earlier of 270 days after the date of the note or 180 days after our initial public offering. In connection with this credit facility, we entered into a registration rights agreement under which we agreed to register for public resale all of the shares of our common stock into which the amended and restated secured convertible term note, amended and restated secured convertible minimum borrowing note, and the warrants granted to Laurus are convertible or exercisable. However, these registration rights do not apply to the secured revolving note. At any time after the effectiveness of a registration statement covering the resale of the shares into which these notes are convertible, up to $2.5 million in principal amount under the secured revolving note may be transferred by Laurus to the amended and restated secured convertible minimum borrowing note, thereby making such portion of the principal amount subject to the registration rights agreement.

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

The Laurus notes are secured by a first priority security interest in all of our tangible and intangible assets and our Analytica and TEAMM Pharmaceuticals, Inc., d/b/a/ Accentia Pharmaceuticals subsidiaries (including the stock of their respective subsidiaries). The notes are also secured by certain publicly traded securities owned by the Francis E. O’Donnell Jr. Irrevocable Trust #1.

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

•

Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in calendar 2007. Biovest did not commence making such payments when originally due and reached an understanding that such payments would not commence while Biovest sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 (the “Letter Agreement”). Biovest closed a short-term borrowing of $750,000 from Pulaski Bank and this Letter Agreement became effective on April 17, 2007. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from the Company to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note are deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million per month will commence. As of August 14, 2007 certain principal and interest payments due to Laurus had not been made when due, although no default had been declared on these obligations as of this time. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent 3% of world-wide net sales of AutovaxID instruments for a period of five years commencing on the earlier of May 31, 2007 or the completion of a long term financing by Biovest. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

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

The note payable provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. We evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, we determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, we reclassified an amount of $306,750 which represents the estimated fair value of the default put liability to derivative liability. Upon release of funds under the second tranche, we reclassified $122,700 to derivative liability. The default liability is initially and subsequently carried at fair value with changes recorded in income. Accordingly, $383,789 is recorded as a derivative liability in the accompanying balance sheet on June 30, 2007.

On April 17, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan until August 2007, at which point adjusted principal payments of $0.3 million per month will commence. Interest on this loan will continue to accrue at prime plus 2.0% (10.25% at June 30, 2007) and is due monthly. As of August 1, 2007, certain principal and interest payments due to Laurus had not been made when due, although no default has been declared on these obligations as of this time.

As consideration for the forbearance granted by Laurus in April, 2007 Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012. In addition, upon satisfaction of certain conditions of the Amendment, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million. Biovest reached the conclusion that the modification of terms of the $7.8 million loan from Laurus in addition to the $8.0 million minimum royalty payment due to Laurus under the Amendment constitutes a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $9.7 million loss on extinguishment of debt as a result of this transaction.

New Market Tax Credit Financing. On April 25, 2006, Biovest through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

The following parties were involved in Transaction I: Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, Inc., and Laurus Master Fund, Ltd. (“Laurus”).

Previously, on March 31, 2006 in contemplation of the Transaction, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of Transaction I, Biovest and Biovest’s parent company formed Biolender, LLC as a Delaware limited liability company. On April 21, 2006, 2.5 million was released from the Restricted Account created under the Laurus Note.

These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with Accentia whereby Biovest purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 8).

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of Biovest’s common stock near the maturity date.

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12 million) and payment for associated management, legal and accounting fees ($0.1 million). The $12 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

Telesis CDE II, LLC is a Community Development Entity that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in the CDE. Telesis CDE II, LLC, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of Telesis CDE II, LLC within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event Telesis CDE II, LLC converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. Biovest also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of Biovest’s common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, Biovest is required to treat the advance as unrestricted and non-segregated funds provided that Biovest uses the funds to make all required lease payments. Finally, Biovax also hired all of Biovest’s employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. Biovax, Inc., Biovest’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)

(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi)Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, Biovest and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in the June 30, 2007 balance sheet is approximately $95,000.

•

Biovest, its subsidiaries and certain related parties have entered into a guarantee arrangement with Telesis CDE II, Inc. for the debt service of Biovax. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $757,000 involved in structuring this transaction were recorded as deferred financing costs and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax, Inc.

On December 8, 2006, Biovest through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, Accentia, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC, St. Louis Development Corp., AutovaxID Investment LLC (“Leverage Fund”), U.S. Bancorp, and Laurus.

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. Biovest shall pay principal and interest as follows: (a) $1.1 million was paid to Accentia upon the closing of the Transaction and (b) the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by Biovest upon demand by Accentia.

In contemplation of Transaction II, Biovest formed Biolender II, LLC as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest of $5.6 million in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

In contemplation of Transaction II, AutovaxID Investment, LLC was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in the Leverage Fund. Additionally, Biolender II and the Leverage Fund entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to the Leverage Fund in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from the Leverage Fund to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by the Leverage Fund from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in St. Louis New Market Tax Credit Fund II, LLC. The $8.0 million investment by the Leverage Fund to St. Louis New Market Tax Credit Fund II, LLC constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of the Leverage Fund’s interest in St. Louis New Market Tax Credit Fund II, LLC has been pledged to Biolender II as collateral for the Leverage Loan.

St. Louis New Market Tax Credit Fund II, LLC is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in the CDE. St. Louis New Market Tax Credit Fund II, LLC, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million Subordinated Promissory Note dated as of December 8, 2006 and described in more detail below.

Other salient terms and conditions of Transaction II are as follows:

•

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license became exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”) in June 2007. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Biovest also agreed to sell AutovaxID certain equipment upon the occupancy by AutovaxID of the New Plant for the fair market value of $0.5 million.

•

The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan shall accrue at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

•

The CDE Loan is secured by second lien on all assets of AutovaxID for the benefit of the CDE pursuant to a Second-Lien Security Agreement between AutovaxID and the CDE dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

The CDE Loan shall be due and payable by AutovaxID in full on the maturity date of the CDE Loan. However, if the CDE exercises its call right pursuant to the CDE Loan, then the CDE Loan becomes due and payable on the date of such call for the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan, together with all accrued but unpaid interest.

•

AutovaxID does not have the right to prepay the CDE Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE Loan after this date, provided that (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and Biovest.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. AutovaxID, Inc., Biovest’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, Biovest and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in the June 30, 2007 balance sheet is approximately $59,000.

•

Biovest, its subsidiaries and certain related parties have entered into a guarantee arrangement with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. Biovest issued warrants to purchase 2.6 million shares of common stock to the related parties as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $649,000 involved in structuring this transaction were recorded as deferred financing costs and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II, LLC.

Loans from Pulaski Bank. On January 16, 2007, Biovest closed an amended and restated loan transaction (the “Loan”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), pursuant to which Pulaski loaned the sum of $1 million to Biovest pursuant to an unsecured Promissory Note (the “Note). Biovest issued warrants to purchase 25,000 shares of Biovest’s common stock as a loan origination fee. The Note is guaranteed by entities and individuals affiliated with the Company or Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants. The Note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus.

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

Loans from McKesson Corporation. On September 29, 2006, we made a $0.4 million payment to the McKesson Corporation (“McKesson”) to extinguish all remaining outstanding debt and accrued interest with McKesson.

Line of Credit with Hopkins Capital Group II, LLC. In June 2005, we borrowed an aggregate of $0.6 million in the form of a bridge loan from The Hopkins Capital Group II, LLC (“Hopkins II”). Dr. Francis E. O’Donnell, our Chief Executive Officer and Chairman, is the sole member of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II. The June 2005 bridge loan was evidenced by an unsecured interest-free promissory note that was due on the earlier of August 31, 2005 or the closing of this offering. A total of $0.6 million in principal was outstanding under this bridge loan as of June 30, 2005, and from July 1, 2005 through August 16, 2005, additional advances in the amount of $3.6 million were made by Hopkins II under this loan.

In August 2005, we consolidated these borrowings into a new bridge loan agreement with Hopkins II that provided for the Company to have aggregate borrowing availability of up to $7.5 million in principal amount at an interest rate of 4.25% per annum (the “Line of Credit”). In connection with this agreement, the $4.2 million advanced under the previous Hopkins II bridge loans was converted into an obligation under the Line of Credit. The Line of Credit (including all accrued interest) will become due upon the earlier of August 16, 2007 or the completion by our company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). We may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the Line of Credit becomes due or on which we desire to prepay the loan, we must not be in default under our credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the Line of Credit will not become due and cannot be paid until the first day on which both of these conditions are satisfied.

Under the August 2005 Line of Credit with Hopkins II, the Company has borrowed $4.2 million and accordingly has the unconditional right to borrow up to $3.3 million in the aggregate upon ten days’ prior written notice to Hopkins II. Provided, however, that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance. Loan under the Line of Credit is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until the maturity date of the loan. The Hopkins II Line of Credit is subordinate to the Laurus credit facility and the McKesson loans, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

On May 15, 2006, Hopkins Capital Group II, LLC elected to convert $3.2 million of outstanding principal plus interest into 412,892 shares at $8.00 per share which was an approximate 40% premium over the market price at conversion. Giving effect to this conversion, the outstanding balance on June 30, 2007 was $1.0 million. We currently have $3.3 million of available funding under the Line of Credit (Note 6); however, Hopkins II has committed to increase the line-of-credit by $5.0 million which would increase the Company’s available borrowing capacity to $8.3 million. To be effective, this increase will require the approval of our independent directors and obtaining consents from certain lenders of the Company.

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company. In March of 2006 we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a January 2007 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (directors and/or principal shareholders of our company). As of June 30, 2007, all of the $4.0 million credit facility had been drawn and was outstanding.

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

Private Placement of Convertible Debentures

September 2006 Private Placement

On September 29, 2006, we entered into definitive agreements relating to a private placement (the “September 2006 Private Placement”) of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (the “September 2006 Debentures”). The September 2006 Private Placement resulted in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction. To secure certain amounts payable by us to Laurus, our senior lender, a total of $7.3 million of the proceeds from the September 2006 Private Placement were placed into an escrow account and paid to Laurus when certain amounts become due under our credit facility with Laurus. Total conversions of principal to common stock of approximately $9.3 million all occurred during the nine months ending June 30, 2007. 3,593,697 shares were issued upon conversion.

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

Beginning October 1, 2007, and on the 1st of each month thereafter, we may redeem 1/37th of the face value of the September 2006 Debentures in cash or, at our election, with shares of our common stock, shares of Biovest common stock held by us, or a combination thereof. Our ability to pay interest with shares of our or Biovest common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. Any payment in common stock of either us or Biovest may not exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the amortization payment. Any of our common stock or Biovest common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment. Any unconverted September 2006 Debentures will become due on September 29, 2010.

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

In connection with the September 2006 Private Placement, we and the purchasers of the September 2006 Debentures entered into a Registration Rights Agreement under which we were required, on or before November 1, 2006, to file a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the September 2006 Debentures and associated warrants and to use its best efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review). This registration statement was declared effective on November 17, 2006.

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

Prior to maturity, the February 2007 Debentures will bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in shares of our common stock. Our ability to pay interest with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. This registration statement was declared effective on July 17, 2007. Shares delivered in payment of interest will be valued at 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the interest payment date. All overdue accrued and unpaid interest and principal will bear default interest at a rate of 18% per annum.

Beginning on March 1, 2008, and on the 1st of each month thereafter, we may redeem 1/37th of the face value of the February 2007 Debentures in cash or, at our election, with shares of our common stock. Our ability to pay redemption payments with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. No payment in common stock made by our company may exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the redemption payment. Any of our common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment. Any unconverted February 2007 Debentures will become due on the fourth anniversary of the issue date of the February 2007 Debentures.

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

In connection with the February 2007 Private Placement, we entered into a Registration Rights Agreement under which we filed a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the February 2007 Debentures and Warrants. The registration statement was declared effective on July 17, 2007. Included in the registration statement are short term warrants which expire on September 15, 2007, which is 60 days after the effective date of the registration statement.

Cash Flows for the Nine Months Ended June 30, 2007

For the nine months ended June 30, 2007, we used $32.3 million in cash to fund our operating activities of which $9.3 million was Biovest’s use for operating activities. The use for operating activities included a net loss of $63.7 million, an increase in inventory of $1.1 million, a decrease in accrued expenses of $1.9 million, payment for prepaid expenses of $0.5 million, and a net change in unbilled revenues and unearned revenue of $1.0 million.

This use of cash was offset by non-cash increases of approximately $25.2 million related to an $8.8 million loss on financing transaction, $4.7 million to the issuance of common stock warrants and finance costs, $4.6 million convertible debenture inducement loss, $3.3 million in impairment of asset, $3.4 million accretion of debt discount, $3.1 million for change in fair market value of convertible debentures, $2.3 million of stock-based compensation, $1.3 million accretion of capitalized finance costs, $1.2 million loss on sales of assets, $0.8 million amortization, $0.4 million of depreciation and $9.7 million in loss on extinguish of debt, offset by a $8.2 million derivative gain, $0.6 million non-controlling interest in loss of variable interest entities.

We had net cash flows from investing activities of $1.6 million for the nine months ended June 30, 2007, primarily consisting of $2.4 million proceeds from restricted cash, $4.8 million in proceeds from the sale of assets. This was offset by payments for improvements to our Worcester laboratory facility, computer equipment, and office improvement of $0.1 million, and $5.5 million in cash used primarily to acquire product rights for SinuNase and AllerNase.

We had net cash flows from financing activities of $17.1 million for the nine months ended June 30, 2007. Proceeds from convertible debentures were $18.8 million, proceeds from notes payable were $2.0 million, and proceeds from the exercise of stock options were $1.0 million, Proceeds from non-controlling interest’s capital contributions in December 2006 of $2.4 million related to the second New Market Tax Credit transaction. This was offset by payments on notes payable and long-term debt of $5.6 million and net payments to the line of credit of $1.5 million.

Our net working capital deficit at June 30, 2007 increased from September 30, 2006 by $32.2 million to $52.6 million, which was attributed largely to our year-to-date fiscal 2007 loss and increase in current maturities of long-term debt.

Cash Flows for the Nine Months Ended June 30, 2006

For the nine months ended June 30, 2006, we used $19.7 million in cash to fund our operating activities. This consisted primarily of a net loss of $26.2 million and $2.9 million derivative gain, reduced by non-cash charges of $0.5 million for depreciation, $1.6 million in amortization of intangibles, $0.9 million of stock-based compensation, and $1.1 million in accretion of debt discounts. Cash increase primarily due to the $4.0 million change in accrued liabilities, $0.3 million change in accounts receivable, offset by $0.5 million payments for inventory deposits.

We used net cash in investing activities of $2.3 million for the nine months ended June 30, 2006, primarily consisting of payments for product rights of $1.6 million, and improvements to our Worcester laboratory facility and other furniture, equipment, and leasehold improvements of $0.7 million.

We had net cash flows from financing activities of $19.4 million for the nine months ended June 30, 2006, consisting primarily of $22.5 million in proceeds from the issuance of common stock, and net funding from lines of credit of $3.4 million. We reduced debt by $10.1 million, received proceeds from a minority interest investment in our Subsidiary of $1.7 million, received net proceeds from non-controlling investment in variable interest entity, and $2.5 million in restricted cash war released.

Our net working capital at June 30, 2006 decreased from September 30, 2005 by $16.9 million to $23.7 million, which was attributed largely to the proceeds from our initial public offering and proceeds from the conversion of preferred stock to common stock. This was offset by a fiscal nine months 2006 loss that was funded through debt and equity proceeds and refinancing of certain short-term debt to long-term.

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of June 30, 2007. The long- and short-term debt is reflected as liabilities on our balance sheet as of June 30, 2007. Operating leases are accrued and paid on a monthly basis.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$31,145	$30,625	$11,194	$—	$72,964
Employment agreements	2,472	2,714	—	—	5,186
Operating lease obligations	2,128	3,450	528	—	6,106
Milestone payments	1,000	—	—	—	1,000

	$36,745	$36,789	$11,722	$—	$85,256

(a)	Includes interest on long-term debt.

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

Under the promissory note that we issued to Biovest in connection with our June 2003 investment agreement with Biovest, a total of $15.0 million became payable to Biovest on various dates through June 2007. In August 2004, we entered into an amendment of the investment agreement under which we agreed to use reasonable efforts to make advances to Biovest under the note prior to the due date of the payments thereunder. We completed funding of our commitment under the note by September 30, 2005, and have advanced approximately $9.95 million in additional funds subsequent to that date through June 30, 2007.

During the nine months ended June 30, 2007 we paid to Collegium Pharmaceutical, Inc. a $0.3 million milestone payment for the successful completion of a 3-month stability study for AllerNase, an intra-nasal steroid which we have under development.

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

On October 17, 2005, the U.S. Department of Justice announced a settlement of criminal and civil allegations against Serono in connection with illegal schemes to promote, market, and sell its drug Serostim. As a follow-up to that settlement, our counsel was advised by the Department of Justice that they are not intending to pursue any matter against APP or the Company arising out the afore described facts, however, the Department of Justice decision does not prevent or bar any potential claim by private parties arising out of these facts discussed above.

On May 23, 2007, Accent RX was served with a complaint filed in the United States District Court – District of Massachusetts. The action is being brought on behalf of the United States by the Relator Christine Driscoll and on behalf of the States of California, Delaware, Florida, Hawaii, Illinois, Massachusetts, Nevada, Tennessee, Texas, and Virginia and the District of Columbia (collectively, “the States”) by the Co-Relators Christine Driscoll and Frank Garcia under the states’ respective qui tam statutes. The complaint alleges violations of the Federal False Claims Act (“FCA”) and of analogous state qui tam statutes. The complaint identifies “APP (now Accent)” and other defendants as “preferred providers” of Serostim, a drug manufactured by Serono, Inc. and used to treat AIDS-associated weight loss, wasting, and/or catabolism. In Count Six of the complaint, the plaintiffs allege that, although Serono, Inc. gave the preferred providers a 3.75 percent discount on the price of Serostim, the preferred providers billed the Health Care Finance Administration of the United States (“HCFA”) and other third party payors for the full price of Serostim. Count Six further alleges that the preferred providers violated the Anti-Kickback Statute of the Medicare-Medicaid Antifraud and Abuse Amendments by (i) failing to disclose the discount to the HCFA and the other third party payors (receipt of illegal remuneration) and (ii) submitting claims for payment to HCFA for the full price of Serostim rather than the discounted price (submitting false claims). Finally, Count Six alleges that, through these violations and by accepting payments from HCFA for the full price of Serostim, the preferred providers violated the Federal False Claim Act. The complaint also alleges that the actions of the preferred providers violated the California False Claims Act, the Delaware False Claims and Reporting Act, the District of Columbia Procurement Reform Amendment Act, the Florida False Claims Act, the Hawaii False Claims Act, the Illinois Whistleblower Reward and Protection Act, the Nevada False Claims Act, the Tennessee Medicaid False Claims Act, the Texas Medicaid Fraud Prevention Law, and the Virginia Fraud Against Taxpayers Act. The complaint requests, among other things, that each of the preferred providers (i) be ordered to repay and disgorge all money received as a result of its violations of the Federal False Claim Act, (ii) be assessed and ordered to pay an amount equal to three times the amount of money received as a result of its violations of the Federal False Claim Act, and (iii) be required to pay damages in an amount equal to three times the amount of damages that California, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Massachusetts, Nevada, Tennessee, and Virginia have sustained as a result of its actions. We intend to defend this action.

Our Analytica International subsidiary is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims against Analytica, the Company and an officer of the Company. We filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007 the Court granted our motion and dismissed defendant’s counterclaims against our officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. We have indicated that we plan to pursue our affirmative claims in this matter vigorously and will assert all available defenses against the counterclaims, which we believe are without merit.

Our majority-owned subsidiary, Biovest International, Inc. is involved with the litigation titled Biovest International, Inc. v. Excorp Medical, Inc. This matter was for collection of a debt owed to Biovest arising out of a prior litigation. The defendant has breached the settlement agreement and a default judgment in the amount of $567,647.00 was entered against Excorp Medical. On March 21, 2007, Biovest and Excorp entered into a Forebearance Agreement whereby Biovest agreed to forebear from exercising its rights to collect the Judgment until June 30, 2007. We are unable to determine the collectability of the judgment at this time.

Our majority-owned subsidiary, Biovest International, Inc. has been served with a summons and complaint filed in Delaware Superior Court on behalf of SPRI International LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $183,000. Biovest has indicated that it intends to seek to dismiss this litigation and submit any claims involved in this matter to arbitration pursuant to a contractual arbitration clause.

Our Accentia Pharmaceuticals subsidiary is a Creditor in a bankruptcy proceeding filed by Exaeris, Inc. (Exaeris). Exaeris filed for Chapter 11 bankruptcy protection in July 2007. We have filed our Proof of Claim in the amount of 169,566.99.

Except for the foregoing, we are not a party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which may be covered by insurance.

ITEM 1A.	RISK FACTORS

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

Biovest will need substantial additional funding from sources other than the Company in the future, and if Biovest is unable to raise capital when needed, it would be forced to delay, reduce, or eliminate its product development programs or commercialization efforts.

Our majority owned subsidiary Biovest received a report from its independent registered public accounting firm on Biovest’s consolidated financial statements for its fiscal years ended September 30, 2006 and 2005 in which its auditors have included explanatory paragraphs indicating that Biovest’s significant net losses and working capital deficiency cause substantial doubt about Biovest’s ability to continue as a going concern. As of June 30, 2007, Biovest had cash of $0.3 million, of which $1.4 million was set aside by Biovest for anticipated start-up expenses associated with its new AutovaxID facility. Under the terms of certain agreements, the Company is prohibited from providing any further loans to or investments in to Biovest. Accordingly, Biovest will need to raise substantial additional capital from sources other than the Company in the near future in order to continue the clinical trials for BiovaxID and continue its operations. Biovest is currently seeking additional financing from a number of sources, including the sale of Biovest equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of Biovest’s vaccine. Biovest management is currently in the process of exploring various financing alternatives, and has hired investment consultants to assist in these efforts. If our Biovest subsidiary raises funds through the issuance of equity securities, our equity interest in Biovest could be substantially diminished. In addition, if Biovest raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available to Biovest on acceptable terms, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None, except as described in Form 8-K filed by us on June 19, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2007, the Company held a Special Meeting of Shareholders.

The shareholders approved the potential issuance of shares of the Company’s Common Stock exceeding 19.99% of the Common Stock outstanding on February 27, 2007 pursuant to the terms of: (a) certain 8% secured convertible debentures due February 28, 2011 and Common Stock purchase warrants to purchase shares of the Company’s Common Stock issued by the Company in a private placement financing in February 2007 and (b) a Common Stock purchase warrant to purchase shares of the Company’s Common Stock issued to the Company’s placement agent in connection with the financing.

Proposal No. 1 Approval of Potential Issuance of Shares of Common Stock Exceeding 19.99%

	For	Against	Abstain	BNV
Beneficial Common	922,873	12,220	510,181
Registered Common	19,047,104	0	0
Total Shares Voted	19,969,977	12,220	510,181
% of Voted	97.45%	0.05%	2.48%
% of Outstanding	59.43%	0.03%	1.51%

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q

Number	Description of Document

10.1	Third Amendment to the License Agreement between Mayo Foundation for Medical Education and Research and the Company dated May 10, 2007.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ACCENTIA BIOPHARMCEUTICALS, INC. (Registrant)

Date: August 14, 2007	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chief Executive Officer; Chairman of the Board; Director
(Principal Executive Officer)

Date: August 14, 2007	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer; Director
(Principal Financial Officer and Principal Accounting Officer)