Form 10-K
period 2007-09-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2007-12-28
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

As of March 30, 2007, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, formerly known as, Nasdaq National Market, was approximately $33,653,192.

As of December 1, 2007, there were 42,001,869 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

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

In this annual report on Form 10-K, unless the context indicates otherwise, references to “Accentia,” “the Company,” “our company,” “we,” “us,” and similar references refer to Accentia Biopharmaceuticals, Inc. and its subsidiaries. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2007” or “fiscal 2007” means the 12-month period ended September 30, 2007.

Overview

We are a biopharmaceutical company focused on the development and commercialization of late-stage, targeted therapeutic clinical products. We have three products in or entering Phase 3 clinical trials, two of which certain have fast-track status. All three products modify the immune system to treat disease. Our first such product candidate, SinuNase™, is being developed as a treatment for chronic sinusitis (CS) which the medical establishment also refers to as chronic rhinosinusitis (CRS), which is a chronic inflammatory condition of the paranasal sinuses that among others, results in nasal congestion, facial pain and pressure, nasal discharge, and headaches. SinuNase is an amphotericin B suspension that is self-administered into a patient’s nasal cavity for the treatment of CS. If approved by the FDA, we expect that SinuNase would be the first and only foreseeable pharmaceutical product indicated for the treatment of chronic sinusitis. In April 2005, we submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase. In December 2006, we commenced the first of two Phase 3 clinical trials for SinuNase for patients who have recurrent CS whose disease severity has warranted surgical intervention for CS sometime in the past, and in November 2007 we completed randomization of all patients required under the SinuNase Phase 3 clinical trial protocol. We expect unblinding of the Phase 3 primary endpoint before the end of March 2008.

Our second product candidate, BiovaxID™, under development by our subsidiary, Biovest International Inc., a publicly held company in which we currently hold approximately 76% of the outstanding capital stock (“Biovest”) is a patient-specific anti-cancer vaccine to treat follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007 the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. We implemented a data lock in December 2007 to define the clinical trial data to be analyzed and the focus of the clinical trial shifted to the planned interim analysis.

Our third product candidate, Revimmune™, is being developed as a treatment for multiple sclerosis (MS). MS is an autoimmune disease that affects the central nervous system (CNS). Myelin, a fatty tissue, surrounds and protects the nerve fibers of the CNS and helps those nerve fibers to conduct electrical impulses. In MS that myelin sheath is lost in different areas and results in scar tissue which is known as sclerosis. Since the myelin or the nerve fibers are damaged the nerves itself cannot conduct electrical impulses from and to the brain which results in the symptoms of MS. As a result MS is characterized by recurrent episodes of demyelination and inflammation within the central nervous system. Revimmune therapy consists of approximately four consecutive days of in-patient or out-patient treatment with an ultra-high intensity, short-course of an intravenous formulation of an approved drug (cyclophosphamide). This treatment seeks to “reboot” a patient’s immune system, thereby eliminating the autoimmunity which is characteristic of MS. The “rebooting” process is achieved by temporarily eliminating peripheral immune cells, including the immune cells causing the autoimmunity, while selectively sparing the stem cells in the bone marrow. The surviving stem cells are able, typically within two-three weeks, to repopulate the body with a nascent immune system which lacks misdirected immunity to self-antigens. In July 2007, the Company filed a pre-IND submission with the FDA for the commencement of a Phase 3 clinical trial and conducted pre-IND meetings. We are preparing to file our IND with the FDA in the first half of calendar 2008. The Company believes that Revimmune may additionally have applications for the treatment of a variety of autoimmune diseases other than MS, including Systemic Lupus, Myasthenia Gravis and Aplastic Anemia.

We are a vertically-integrated commercial enterprise with demonstrated competencies in the identification, development, regulatory approval, pricing, reimbursement, managed care contracting, manufacturing, and sales and marketing of biopharmaceuticals and medical devices. We currently market pharmaceutical products through our Accentia Pharmaceuticals division, which has a dedicated specialty sales force. Our pharmaceutical product consulting business provides a broad range of services, including product candidate selection, outcomes research on the economic profiles of pharmaceuticals and biologics, pricing and market assessment on these products, reimbursement strategies and various services designed to expedite clinical trials to companies and institutions in the pharmaceutical, biotechnology, and medical markets as well as for our internal use. Our instrument business manufactures equipment used in the production of cells and other biologics based on the hollow-fiber production method and includes our newly introduced automated instrument, AutovaxID™.

We were incorporated in Florida in 2002. Our principal executive offices are located at 324 South Hyde Park Avenue, Suite 350, Tampa, Florida 33606. Our telephone number at that address is (813) 864-2554. Our Internet website address is www.accentia.net and all of our filings with the Securities and Exchange Commission are available free of charge on our website. Any information that is included on or linked to our Internet site is not a part of this annual report on Form 10-K.

Our Business Strategy

Our goal is to acquire, develop, and commercialize innovative late-stage biopharmaceutical products that offer the potential for superior efficacy and safety as compared to competitive products and that address significant unmet medical needs. To achieve this goal, the key elements of our strategy include:

•

Completing clinical development and obtaining regulatory approval for SinuNase, BiovaxID and Revimmune. We intend to complete our Phase 3 clinical trials for SinuNase, BiovaxID and Revimmune and to aggressively pursue regulatory approvals for those products.

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

SINUNASE

We are developing a product for the treatment of chronic sinusitis or CS based on an intranasal formulation of amphotericin B, and we intend to market and sell this product under the name SinuNase. CS is an inflammatory condition of the paranasal sinuses, which are air cavities within the facial bones that are lined by mucus. CS occurs when the mucus membrane in the nose and the paranasal sinuses become inflamed and swell, thereby blocking the nasal passage or limiting drainage from the sinuses into the nose and throat and causing pressure and pain in the sinuses. CS results in a variety of symptoms, including nasal congestion, facial pain and pressure, nasal discharge, and headaches. The disease is generally categorized into two types: acute rhinosinusitis, which is a temporary short-term condition commonly associated with colds and other viral infections, and chronic rhinosinusitis, which is an ongoing condition that lasts for three or more months but often continues for years.

Since the late 1990s, rhinosinusitis has been replacing the term sinusitis because sinusitis is often preceded by rhinitis and rarely occurs without concurrent nasal airway inflammation. Chronic sinusitis (CS) historically has been accepted as referring to signs and symptoms of sinusitis lasting more than 12 weeks. Recently, several papers have coined the term “chronic rhinosinusitis” (abbreviated in the literature as CRS) and in December 2004, chronic rhinosinusitis was further defined and subcategorized by a panel of experts whose goal was to standardize definitions and suggestions for clinical trial design. For simplicity and historical perspective, the term chronic sinusitis (CS) will be used in this document although CS and CRS may be used interchangeably.

SinuNase is an intranasal antifungal suspension formulated for the treatment of CS. SinuNase’s active ingredient is amphotericin B, which is an antifungal medication currently used as an intravenous formulation to treat a wide variety of systemic fungal infections. As a result of research and studies performed at Mayo Clinic in Rochester, Minnesota, it has been discovered that a hypersensitivity to airborne molds plays a significant role in CRS and that the condition can be substantially relieved using an intranasal application of low-dose antifungals. A recent survey addressed to 950 ear, nose, and throat specialists (ENTs and otolaryngologists) designed and conducted by Beechwood Associates, Inc., a research firm engaged by the Company, reported that of the 750 responding, 91% believe that there is a fungal-induced etiology for CS. There are an estimated ten thousand ENT specialists in the U.S. Mayo Foundation for Medical Education and Research (“MAYO”) has been issued a U.S. patent relating to this treatment method and has filed a European counterpart patent application for the therapy. Our rights to SinuNase are based on a license agreement with MAYO which gives us the exclusive worldwide right to commercialize MAYO’s patented CRS treatment method using the antifungal amphotericin B. Although MAYO’s clinical trials on its CRS therapy were based on the use of amphotericin B, MAYO’s patents and patent applications with respect to the therapy broadly apply to the topical application of any antifungals for the treatment of CRS. We have an option agreement giving us the exclusive right until December 2008, without obligation, to seek to negotiate a license for all antifungals in addition to Amphotericin B. In the event that we are not successful in negotiating such additional licenses, MAYO is not precluded from licensing to third-parties, including potential competitors, the use of antifungals other than amphotericin B for the treatment of CRS.

Market Opportunity

CS is one of the most commonly reported chronic diseases in the U.S., affecting an estimated 14% of the population. Approximately 31 million Americans suffer from rhinosinusitis every year, and an estimated 90% of all rhinosinusitis cases are chronic. According to the March 1999 Journal of Allergy and Clinical Immunology, overall health care expenditures attributable to rhinosinusitis were estimated to be $5.8 billion in direct costs during 1996. A primary diagnosis of acute bacterial rhinosinusitis or CS accounted for 58.7% of all expenditures, or $3.5 billion, for 1996. CS also results in indirect costs for Americans, such as greater than 70 million lost activity days and reduced social and physical functioning. As set forth in the December 2004 Journal of Allergy and Clinical Immunology, at least 30 million courses of antibiotics are prescribed each year for CS, and it is one of the leading forms of chronic disease. The U.S. Department of Health and Human Services estimated that, during a 12-month period ending in 2000, CS accounted for 9.2 million primary care office visits, 1.1 million surgical specialty office visits, 951,000 medical specialty office visits, 1.3 million outpatient department hospital visits, and 693,000 emergency department visits. The U.S. Department of Health & Human Services also estimates that approximately 500,000 people resorted to sinus surgery in 1996.

Causes and Treatment of CS

Currently, there is no FDA-approved therapy for CS. The lack of an effective treatment for CS has historically been due to an inability of the medical community to identify the underlying cause of the condition. Due to lack of knowledge regarding the cause of CS, most treatment methods for CS have focused only on the symptoms of the disease.

As a result of studies begun by Mayo Clinic, researchers have discovered that airborne fungi play a major role in triggering CS. Like pollen, fungi are present in the air in every region of the world, and Mayo Clinic’s studies have demonstrated that fungi are normally present in the mucus of the nasal passages and the sinuses of most everyone, including those without CS. Mayo Clinic’s research has also shown that, in patients with CS, the production of key mediators in the inflammation in CS result from an abnormal immune system response to certain airborne fungi. In CS patients, the presence of this normally innocuous fungi in the mucus triggers an immune response that results in the activation of esonophils, which are immune cells that are predominantly involved in the body’s defense against parasites and foreign organisms. In the mucus, the activation of esonophils triggers an immune defense response and leads to a release of highly destructive and toxic defensive proteins. One such protein is eosinophilic major basic protein, or MBP, which is a substance that attacks fungi but also severely damages the nasal and sinus membrane tissue. Over time, this damage typically leads to inflammation, modification, and blockage of the nasal and sinus drainage passages, as well as polyps and small growths in the nasal passage and the sinuses. Because the damaged tissue is vulnerable to invasion by bacteria and viruses, this damage can also lead to secondary infections.

Prior to the research done at Mayo Clinic, the presence of fungi in the nasal mucus of CS patients was theorized but largely undetected due to the unavailability of effective and accurate methods to detect the presence of the fungi. A study published by Mayo Clinic in 2002 described a new technique for detecting the fungi in mucus, and using this technique, researchers found that 96% of patients with CS had fungi in their mucus. These results were confirmed in a European study that was published in 2003 in Laryngoscope by the American Laryngological, Rhinological and Otological Society, which reported that the presence of fungal organisms in both healthy and CS patients was demonstrated by positive fungal cultures in 91% of individuals in each group. A study by the University of Mainz in Germany published in 2004 in the American Journal of Rhinology reported that fungal DNA was detected in 100% of mucus samples from CS patients.

Historically, the treatment of CS has largely focused on the use of antibiotics, intranasal or orally administered corticosteroids, and sinus surgery. While antibiotics are useful in treating the acute exacerbations that result from the bacterial invasion of the damaged paranasal tissue of CS patients, no antibiotic has proven effective in eradicating the underlying cause of CS. Intranasal and orally administered corticosteroids, which are potent anti-inflammatory hormones, have been used to reduce the inflammation and immune response that play a role in CS, but oral corticosteroids can cause serious side effects and must be avoided or cautiously used with patients that have certain conditions, such as gastrointestinal ulcers, renal disease, hypertension, diabetes, osteoporosis, thyroid disorders, and intestinal disease. Surgery is frequently used in CS patients to improve the drainage of their sinuses based on the assumption that the disease can be reversed by identifying and correcting the obstruction associated with the condition, but while such surgery usually offers temporary relief of symptoms, studies have shown that it is typically not curative.

Clinical Studies on Amphotericin B Therapy

In several published studies, an intranasal administration of amphotericin B has been shown to reduce paranasal inflammation in CS patients by suppressing the production of a protein secreted by the growing top of the fungi in the nasal cavity and mucus, thereby reducing or preventing the immune system response that causes CS. The following is an overview of the studies that were referenced in our IND as submitted to the FDA:

Study	Nature of Study	Number of Patients	Results
2002 Mayo Clinic Study	• Open label study • Twice daily intranasal application of 20 milliliters of amphotericin B in each nostril • Formulation: 100 micrograms of amphotericin B per milliliter of solution	51

•        75% demonstrated improvement in sinus symptoms.

•        35% demonstrated elimination of signs of paranasal inflammation (endoscopic evaluation).

•        39% showed improvement of at least one disease stage (endoscopic evaluation)

2002 Geneva University Study	• Open label study • Four weeks of twice daily of 20 milliliters of amphotericin B in each nostril • Formulation: 100 micrograms of amphotericin B per milliliter suspension	74	• 48% of patients with stage I or II nasal polyposis had complete disappearance of nasal polyposis.

2004 Mayo Clinic Study	• Double blind, randomized placebo controlled study • Twice daily intranasal applications of a 20 milliliter solution with a concentration of 250 micrograms of amphotericin B per milliliter	24	• Statistically significant reduction in mucosal inflammation and reduction in inflammatory markers.

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

2004 Mayo Clinic Study. In this double blind study of 24 patients conducted at Mayo Clinic and published in the January 2004 Journal of Allergy and Clinical Immunology, amphotericin B was shown to be effective in decreasing mucosal thickening associated with CS. Generally, in a double blind trial, neither the subjects of the study nor the researchers know the drug, dosage, or other critical aspects of the study in order to guard against bias and the effects of the placebo. In this study, the patients were given twice daily intranasal applications of a 20 milliliter solution with a concentration of 250 micrograms of amphotericin B per milliliter. The primary outcome measure, which was a reduction in mucosal thickening measured by CT scan, was statistically significant at six months with an approximate 9% reduction in mucosal thickening in patients treated with amphotericin B versus a slight worsening of mucosal thickening in placebo-treated patients. Endoscopic evaluation of the patients demonstrated statistically significant improvement at three and six months. Eosinophil-derived neurotoxin and other markers of inflammation were decreased in the mucus of patients treated with the amphotericin B.

Development Status

We submitted an IND with the FDA which was accepted by the FDA in May 2005. In April 2006, the FDA granted our SinuNase development program Fast Track status. In calendar year 2006, we commenced the first of two Phase 3 clinical trials for SinuNase. In November 2007, we completed the randomization of patients in the initial Phase 3 trial which comprises 300 patients randomized 1:1 between treatment arm and placebo control arm. Our primary endpoint for these studies is patient reported outcomes measuring the resolution of cardinal symptoms associated with severe post-surgical CS and secondary endpoints including nasal endoscopy and CT scan of the sinuses.

We anticipate that the SinuNase NDA will be filed as a 505(b) (2) application, which is a type of NDA that will enable us to rely in part on the FDA’s previous findings of safety and efficacy for an oral suspension of amphotericin B and on previously published clinical studies of intranasal amphotericin B for CS.

Our initial IND for SinuNase is for a 100 microgram per milliliter amphotericin B suspension self-administered twice daily in each nostril using a plastic barrel syringe in order to fully bathe the sinuses. We intend to subsequently file a supplement to the IND to add a second product consisting of a version of the amphotericin B to be administered with a pump spray for maintenance treatments and in de novo patients with mild/moderate CS disease. The pump spray product candidate may use an encochleation technology that is proprietary to BioDelivery Sciences International, Inc., or BDSI, which has granted to us the exclusive worldwide rights to BDSI’s encochleation technology for amphotericin B used in CS and asthma treatments.

Proprietary Rights to SinuNase

Our rights to SinuNase are based on a license agreement with MAYO. Our license agreement with MAYO gives us the exclusive worldwide right to commercialize MAYO’s patented CRS treatment method using the antifungal amphotericin B. Although MAYO’s clinical trials on its CRS therapy were based on the use of amphotericin B, MAYO’s patents and patent applications with respect to the therapy broadly apply to the topical application of any antifungals for the treatment of CRS. We have entered into an Option Agreement with MAYO giving us the exclusive right until December 2008, without obligation, to seek to negotiate a license for all antifungals in addition to amphotericin B. In the event that we are not successful in negotiating such additional licenses, MAYO is not precluded from licensing to third-parties, including potential competitors, the use of antifungals other than amphotericin B for the treatment of CRS. Such a product would require the license to file a IND and to pursue clinical trials before filing a NDA .

We hold an exclusive license to market and sell products made from amphotericin B based on MAYO’s patented treatment method for CRS. Although amphotericin B has not been approved by the FDA for the treatment of CRS, a number of physicians currently prescribe a variety of compounded aqueous formulations of amphotericin B for their CRS patients. These compounded formulations are custom-made solutions made by compounding pharmacies to fill prescriptions issued by physicians calling for custom-made solutions using FDA-approved active ingredients for individual patients where no commercial product is available. While we have sublicensed our rights to the compounded variant of the product to compounding pharmacies, in exchange for a royalty, if SinuNase is approved by the FDA, these sublicenses will terminate, and compounding pharmacies as a matter of federal regulation will be unable to compound copies of the approved solution without individual medical need for a compounded variation, such as substitution of an inactive ingredient to which a patient is allergic. Additionally, we are aware that other compounding pharmacies may be preparing similar compounded formulations in violation of one or more claims of our licensed patents. Because these patent violations may be sporadic and dispersed, we may not be able to easily identify the violations. In addition, because the patents that we license from MAYO relate to a method of treating CRS, if other amphotericin B solutions become commercially available for other intranasal indications, we may not be able to prevent physicians from prescribing such other intranasal solutions for CRS on an off-label basis. Such actions could hinder our ability to generate enough revenue to justify development costs and to achieve or maintain profitability.

Sales, Marketing, and Manufacturing

If the FDA approves SinuNase for the initial indication of recurrence of CS after sinus surgery, we anticipate that we may market and sell the product through our own sales force directly to ear, nose and throat specialists and allergists who are treating CRS patients and potentially through third-party sales and marketing relationships. There are approximately 10,500 ear, nose, and throat specialists in the U.S. and 5,000 allergists, and we currently market other products to these specialists through our sales force which at October 31, 2007 consisted of 45 employed sales representatives. Additionally, we may seek to establish marketing relationships with third-parties. We anticipate that the labeling for SinuNase will be indicated specifically for “chronic sinusitis,” which is a more widely used name for the condition than “chronic rhinosinusitis.”

We anticipate that the initial SinuNase formulation will be a suspension single-dose, packet of ingredients mixed with sterile water to form a suspension and then administered by the patient through each nostril. We have selected the third-party contract manufacturer to produce the product for our clinical trials which would also have the capability to provide product for commercial sale should this be desired.

BIOVAXID™

BiovaxID is an injectable patient-specific vaccine that we are developing to treat the follicular form of non-Hodgkin’s lymphoma, or NHL. We acquired our rights for BiovaxID through a cooperative research and development agreement (CRADA) with the National Cancer Institute (NCI). BiovaxID is a customized immunotherapy that is derived from a patient’s own cancer cells and is designed to utilize the power of each patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. BiovaxID is currently undergoing a pivotal Phase 3 clinical trial with patients diagnosed with the indolent follicular form of B-cell NHL. BiovaxID is being developed by Biovest, our publicly held, majority-owned subsidiary.

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

A number of passive immunotherapies, such as Rituxan, Bexxar, and other monoclonal antibodies, are approved by the FDA for the treatment of indolent B-cell follicular lymphoma. These therapies have been used as primary treatment and also as part of combination treatment including chemotherapy. A monoclonal antibody is a type of antibody produced in large quantity that is specific to an antigen that is expressed by tumor cells but may also be expressed by at least some normal cells. These NHL antibody therapies target an antigen, CD-20, that all B-cell lymphocytes, both normal and cancerous, have on their surface. As such, the effects of therapy include a temporary reduction in normal B-cell lymphocytes, which can predispose patients to the risk of infection. Generally, these therapies alone have failed to provide unlimited remissions for most patients, and their cost and side-effects are often significant. Moreover, as passively administered antibodies, they do not elicit a sustained immune response to tumor cells. Nevertheless, some recent studies suggest that sustained remissions might be possible with the use of these passive immunotherapies at or near the time of initial diagnosis, either alone or in combination with chemotherapy, and we do not believe that the use of passive and active immunotherapeutics are necessarily mutually exclusive. Rituxan is used in approximately 85% of all new cases of NHL per year, and U.S. sales of Rituxan exceeded $1.8 billion in 2005.

There are two features of B-cell follicular NHL that make it a particularly good target for treatment with an active immunotherapeutic approach. First, the malignant B-cell lymphocytes in follicular NHL have a unique, identifiable tumor-specific antigen domain that is expressed on the surface of each and every cancerous B-cell in that particular patient and not expressed on any other cells. This is in contrast to other solid cancer tumors, such as prostate, pancreatic, or lung carcinomas, which have a heterogeneous expression of different kinds of antigens on their cell surfaces making identification and inclusion of all tumor-specific antigens is very challenging. Second, in cases of relapse after conventional treatment, the malignant B-cells in follicular NHL represent the original cancerous clone. Consequently, the cancer cells that survive treatment of NHL seem to always represent tumor cells with the same antigen idiotype as the original tumor. An idiotype consists of the characteristics of an antigen that make it unique. In follicular NHL patients, the idiotype antigen protein expressed on the tumor cell’s surface is not functioning as an antigen because of its failure to elicit a sufficient immune response to the presence of the tumor cells. The goal of our BiovaxID active immunotherapy is to trigger the body’s immune system so that it can recognize such protein as an antigen. BiovaxID attempts to do this by introducing a purified version of the idiotype antigen, modified by conjugation to a foreign carrier protein, keyhole limpet hemocyanin (KLH), into the patient’s system in conjunction with an immune system stimulant, Granulocyte-Macrophage Colony Stimulating Factor (GM-CSF) as described more specifically below.

Development of Patient-Specific Therapeutic Vaccine for NHL

During the late 1980s, physicians at Stanford University began development of an active immunotherapy for the treatment of indolent B-cell NHL, and the work was thereafter continued by Dr. Larry Kwak and his colleagues at the NCI. In 1996, the NCI began a Phase 1 clinical trial and selected our Biovest subsidiary to produce the vaccine for the trial. In 2001, Biovest entered into a CRADA, with the NCI under which we jointly conducted the Phase 3 clinical trial pursuant to the Investigational New Drug application, or IND, which had been filed by the NCI in 1994. In April 2004, sponsorship of the IND was formally transferred from the NCI to us and in November 2006 the CRADA terminated.

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

Our research has focused on the indolent form of follicular NHL, which accounts for about 90% of newly diagnosed cases of follicular NHL. In about 40-70% of the indolent cases, there is transformation of the indolent form to a more aggressive lymphoma, such as Diffuse Large B-cell Lymphoma. This transformation is typically an early event in the course of the disease, usually occurring before the sixth year after diagnosis, and it is mainly observed in patients with known adverse prognostic factors. It is the goal of BiovaxID to intervene in the transformation process by treating newly diagnosed patients in their first clinical remission with the hope of inducing indefinitely prolonged remission and thereby eliminating the possibility of transformation to a more aggressive form of the disease.

BiovaxID Treatment and Production Process

BiovaxID is designed to utilize the power of each patient’s immune system and cause it to recognize and destroy cancerous lymphoma B-cells while sparing normal B-cells. Typically, all of a patient’s cancerous B-cells are replicate clones of a single malignant B-cell, and, accordingly, all of a patient’s cancerous B-cells express the same surface antigen idiotype which is absent from non-cancerous cells. BiovaxID is designed to use the patient’s own antigen idiotype from the patient’s tumor cells to direct the patient’s immune system to mount a targeted immune response against the tumor cells. In general, the therapy seeks to accomplish this result through the extraction of tumor cells from the patient, the culturing and growing of a cell culture that secretes idiotype proteins found in the patient’s tumor cells, the production and enhancement of a purified version of the cancer idiotype antigen, and the injection of the resulting vaccine into the patient. By introducing a highly-concentrated, purified and conjugated version of the cancer antigen into the patient’s system, the vaccine is designed to trigger the immune system to mount a robust response to the specific antigen, in contrast to the non-existent pre- vaccination response. Because the antigen is specific to the cancerous B-cells and not found on normal B-cells, the immune response should target the cancerous B-cells for destruction and not cause harm to the normal cells.

The BiovaxID production and treatment process begins when a sample of the patient’s tumor is extracted by a biopsy performed by the treating physician at the time of diagnosis, and the sample is shipped refrigerated to our facility in Worcester, Massachusetts. We identify the antigen idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. The patient’s tumor cells are then fused with an exclusively licensed laboratory cell line from Stanford University to create a hybridoma. The hybridoma is a hybrid cell resulting from the fusion of a patient tumor cell and a murine/human heterohybridoma myeloma cell, which is an antibody-secreting cell created from a fused mouse and human cell. The purpose of creating a hybridoma is to create a cell that secretes antibody proteins bearing the same idiotype or antigen as the patient’s tumor cells. The hybridoma cell can be used to produce the vaccine because the tumor-specific antigen expressed on the surface of the patient’s tumor cells is itself an antibody.

After the creation of the hybridoma, we determine which hybridoma cells secrete the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine. The selected hybridoma cells are then seeded into our hollow fiber bioreactors, where they are cultured and where they secrete an antibody bearing the same idiotype antigen as the patient’s tumor cells. The secreted antigens are then collected from the cells growing on the hollow fibers. After a sufficient amount of antigen is collected for the production of an appropriate amount of the vaccine, the patient’s antigen idiotype is purified using an affinity chromatography column. Affinity chromatography is a technique used to separate and purify a biological molecule from a mixture by passing the mixture through a column containing a substance to which the biological molecule binds.

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

We expect that the initial vaccination will typically commence approximately six months after the patient enters clinical remission following chemotherapy. The vaccine is administered in conjunction with GM-CSF, a natural immune system growth factor that is administered with an antigen to stimulate the immune system and increase the response to the antigen. The patient is administered five monthly injections of the vaccine in the amount of  1/2 milligram of vaccine per injection, with the injections being given over a six-month period of time in which the fifth month is skipped. Through this process, the patient-specific antigens are used to stimulate the patient’s immune system into targeting and destroying B-cells bearing the same antigen idiotype.

To our knowledge, BiovaxID is the only NHL vaccine currently in development under an IND that is produced through a hybridoma process. The hybridoma process is different from the recombinant processes being used by other companies that are currently developing an active idiotype immunotherapeutic for NHL. In the recombinant process, the patient’s own tumor cells are not fused with lymphocytes, but instead the vaccine is produced by introducing genetic material bearing certain portions (known as the variable light and variable heavy chains) of the tumor-derived idiotype protein into mammalian or insect cells. In contrast, the hybridoma method will produce high-fidelity copies of the antigen that, through clonal reproduction, exactly replicates the original gene sequences of the tumor specific idiotype of the parent tumor cell, the recombinant method gives rise to protein products that have combinations of gene sequences different from those of the patient’s tumor.

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

Manufacture of BiovaxID

We have manufactured BiovaxID for the clinical trial at our facility in Worcester, Massachusetts; however, currently the facility is being used in connection with our interim analysis of clinical trial data. If we receive FDA approval of the vaccine, we may continue to manufacture the vaccine at our existing facility in Worcester, although we will likely need to develop additional facilities or utilize third-party contract manufacturers to fully support commercial production for the U.S. markets. To penetrate markets outside of the U.S., we may enter into agreements such as collaborations with well-established companies that have the capabilities to produce the product, licenses, joint ventures or other arrangements to produce and/or market the product in such countries. To facilitate commercial production of the vaccine, we are continuing to develop our proprietary manufacturing equipment, AutovaxID™ to integrate and automate various stages of vaccine production. We believe that the AutovaxID system will reduce the space and staff currently required for production of the vaccine. We are also commercially manufacturing and selling AutovaxID instruments through our distributor relationship with VWR International, Inc.

Because we use KLH in the BiovaxID manufacturing process, we have entered into a supply agreement with BioSyn Arzneimittel GmbH, or BioSyn, to supply us with KLH. Under this agreement, BioSyn is obligated to use commercially reasonable efforts to fulfill all of our orders of KLH, subject to certain annual minimum orders by us (which we are seeking to suspend during the time that our clinical trial on hold during the data lock and interim analysis). However, BioSyn does not have a specific obligation to supply us with the amounts of KLH currently being supplied and necessary for our current clinical trial purposes or for commercialization. The supply agreement specifies a purchase price for the KLH and also provides for a one-time licensing fee payable by us in installments. The agreement expires in December 2007 but will automatically renew for unlimited successive terms of five years each unless we provide notice of termination to BioSyn at least six months before the expiration of any term. The agreement can be terminated prior to expiration by either party upon the winding-up or receivership of the other party or upon a default that remains uncured for 60 days. Also, the agreement can be terminated by BioSyn if we cease to develop BiovaxID.

Development Status

The Phase 3 clinical trial for BiovaxID was commenced in September 2000 by the NCI for what was originally expected to be under an approved protocol to be a 4-year trial. In April 2004, the NCI formally transferred sponsorship of the IND for BiovaxID to our Biovest subsidiary, which gave Biovest the right to communicate and negotiate with the FDA relating to the approval of BiovaxID and to conduct the clinical trials for the vaccine. In May 2006, we were granted fast-track designation for BiovaxID by the FDA.

As of September 2007, or seven years after commencement of the trial, a total of 233 subjects had been enrolled and 176 subjects had been randomized in the Phase 3 clinical trial, which has a protocol calling for a total of 629 subjects to be enrolled and 540 to be randomized. Under the protocol, subjects are randomized at a 2:1 ratio, with 2 subjects receiving BiovaxID for each subject receiving the control group (placebo) treatment. In June 2007, the independent Data Monitoring Committee (DMC), which is a responsible for ongoing review of unblinded clinical trial data to monitor safety and efficacy for BiovaxID, reviewed the available unblinded clinical trial data from the BiovaxID Phase 3 trial and recommended implementation of a data lock on the clinical trial data and an interim analysis of the study’s endpoints and overall safety profile. This data lock took effect in December 2007 and an interim analysis is being performed. During the data lock and interim analysis, the Company is not enrolling or treating additional subjects in the Phase 3 clinical trial.

The following summarizes the results and status of our ongoing, recently completed, and currently planned clinical trials for BiovaxID:

Trial / Indication	Clinical Phase	Study Design	No. of Patients Treated with BiovaxID or Control	Median Time-to-Disease Progression	Status
Trial No. BV301 Indolent follicular B-cell NHL patients in first complete remission following chemotherapy; 5 immunizations over 24 weeks	Phase 3	Randomized, double blind with KLH-treated control group	540 planned	Treatment phase in progress	Enrolling patients to treatment phase; 233 have been enrolled (176 of which had been randomized to receive BiovaxID or control)

Trial No. T93-0164 Indolent follicular B-cell NHL patients in first complete remission following chemotherapy; 5 immunizations over 24 weeks	Phase 2	Open label, single arm	20	Follow-up period exceeded 9 years as of September 2006: 45% of patients were disease free at that time and 95% of patients were alive at that time	Treatment phase completed; patients in long-term follow-up

The objective of our Phase 3 clinical study is to measure the efficacy of the active idiotype vaccination in regard to prolongation of the period of disease-free survival when compared to treatment with a control vaccine consisting solely of KLH in patients with B-cell indolent follicular NHL. The subjects being treated under this protocol have been diagnosed with previously untreated Stage 2 with bulky adenopathy or Stage 3-4 follicular NHL, Grades I-IIIa, which are the indolent slowly progressing forms of the disease that historically have been incurable. PACE chemotherapy (prednisone, doxorubicin, cytoxan and etoposide) or CHOP-R (cyclophosphamide, adriamycin, vincristine, prednisone, and rituximab) is administered until subjects achieve their best response, which is a minimum of six cycles. Those subjects achieving a complete remission are then randomized to receive vaccination with either BiovaxID or the KLH control in a 2:1 ratio, respectively. Of the 540 subjects who will be in a complete remission (CR/CRu) after chemotherapy in the BV301 study, 360 subjects are scheduled to be randomly selected, or randomized, for the BiovaxID treatment arm, and 180 are scheduled to be randomized to the control arm, KLH-KLH. Of the 360 subjects who are scheduled to be randomized to the BiovaxID treatment arm, we estimate that approximately one half have completed the series of vaccinations and are in the follow-up phase of the trial. The subjects being treated with BiovaxID or the control have received or are receiving a series of five subcutaneous injections of the therapeutic vaccine or KLH control administered over a six-month period. Each vaccination is accompanied by a series of four injections of GM-CSF. After a six-month waiting period, while the subject’s immune system reconstitutes, the subject initiates the vaccination series. The primary endpoint is a comparison between treatment groups of the median duration of disease-free survival measured from the time of randomization to the point of confirmed relapse. Data from the trial are reviewed periodically (at least annually) by an independent Data Monitoring Committee (DMC), and at the June 2007 meeting of this board, no safety concerns regarding the trial were identified.

The objective of the NCI’s Phase 2 clinical investigation was to study the ability of an idiotype vaccine to elicit tumor-specific T-cell immunity in follicular B-cell NHL patients, as measured by the ability of the patient’s T-cells to specifically destroy their own tumor cells in vitro and to exert anti-tumor effects as measured by the elimination of cells from the peripheral blood of a uniform group of patients. In this study conducted by the NCI, 20 evaluable patients who had achieved complete remission following chemotherapy received a series of five BiovaxID and GM-CSF injections over a six-month period. Of the 20 patients, 11 had a molecular marker in their lymphoma cells considered a hallmark of follicular NHL. As assessed by clearance of this marker from their blood, eight of these 11 patients (73%) totally cleared all residual tumor cells post vaccination (molecular remission). The molecular remission was sustained for as long as the patients were followed, for a median follow-up of 18 months, with a range of eight to 32 months. In the Phase 2 study, 75% of the patients treated with BiovaxID developed antibodies to their individual tumor cells and 95% developed T-cell immune responses specific for the patient’s NHL idiotype. At an interim study assessment, 18 of 20 patients remained in continuous complete remission for a median 42 months, with a range of 28 to 52 months. After long-term follow-up at nine years post vaccination, as reported by the NCI in 2005 to the American Society of Hematology, 19 of 20 patients remained alive, and 9 of 20 patients remained in complete continuous remission.

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

On August 30, 2001, our Biovest subsidiary entered into the CRADA with the NCI under which we began the process of assuming control over the ongoing Phase 3 clinical trial being conducted pursuant to NCI’s protocol. On April 29, 2004, the IND for BiovaxID was formally transferred from the NCI to our Biovest subsidiary, making us, rather than the NCI, the sponsor and responsible party. Following the transfer of the IND to us, the trial related functions that continued to be performed at the NCI were largely limited to pathology laboratory services, the operation and maintenance of the small primary trial site and administrative trial oversight through the NCI Data Safety and Monitoring Board (DSMB). On September 25, 2006, our Biovest subsidiary provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, we are obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA. We believe that our trial site at MD Anderson Cancer Center, Houston, Texas, which is presently the most active trial site, will become the new primary trial site. The pathology laboratory services are still performed by the NCI although we have identified two highly qualified pathology laboratories who could perform the same services in the future. A new Data Monitoring Committee has replaced the functions previously performed by the DSMB. We do not believe that the termination of the CRADA or the pending transfer of certain trial related functions will adversely impact the treatment of existing patients, the enrollment of new patients, or the overall time line of the trial.

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

REVIMMUNE

Our third product candidate, Revimmune™, is being developed as a treatment for multiple sclerosis (MS). MS is an autoimmune disease that affects the central nervous system (CNS). Revimmune therapy consists of four consecutive days of in-patient or out-patient treatment with an ultra-high intensity, short-course of an intravenous formulation of cyclophosphamide, which is an approved drug for other indications. This treatment seeks to “reboot” a patient’s immune system, thereby eliminating the autoimmunity which is characteristic of MS. The “rebooting” process is achieved by temporarily eliminating peripheral immune cells, including the immune cells causing the autoimmunity, while selectively sparing the stem cells in the bone marrow. The surviving stem cells are able, typically within two-three weeks, to repopulate the body with a nascent immune system which lacks misdirected immunity to self-antigens. In July 2007 the Company filed a pre-IND submission with the FDA for the commencement of a Phase 3 clinical trial and in September 2007 conducted a pre-IND meeting. We are preparing to file our IND with the FDA in the first half of calendar 2008. The Company believes that Revimmune may additionally have applications for the treatment of a variety of autoimmune diseases other than MS, including Systemic Lupus Erthematosus, Myasthenia Gravis, Aplastic Anemia and Autoimmune Hemolytic Anemia.

Multiple Sclerosis

MS is an autoimmune disease characterized by recurrent episodes of demyelination and inflammation within the central nervous system as described above. Myelin, a fatty tissue, surrounds and protects the nerve fibers of the CNS and helps those nerve fibers to conduct electrical impulses. In MS that myelin sheath is lost in different areas and results in scar tissue which is known as sclerosis. Since the myelin or the nerve fibers are damaged the nerves itself cannot conduct electrical impulses from and to the brain which results in the symptoms of MS. As a result, MS is characterized by recurrent episodes of demyelination and inflammation within the central nervous system. Although the exact cause of MS is still unknown, most researchers and clinicians believe that the myelin is damaged due to an abnormal response by the body’s immune system. The immune system typically defends the body against foreign substances such as bacteria and viruses. However, in MS, the immune system fights and attacks its own tissue, specifically the myelin. There are multiple distinct clinical forms of MS, the most common of which is characterized by relapses followed by remissions (RRMS). 85% of MS patients have RRMS at disease onset, though 50% of those will ultimately convert to secondary progressive MS (SPMS).* Patients with RRMS, which is the indication Accentia intends to study, experience flare-ups (also termed as relapses or attacks) and episodes of acute worsening and exacerbations of clinical neurological symptoms. They are then typically followed by a period of recovery or remission. Several features predict the ultimate conversion to SPMS, including frequent clinical attacks, accrual of disability, and the presence of gadolinium enhancing lesions which are revealed on MRI.

Competition

Five drugs are currently approved for the treatment of RRMS: interferon ß-1b (Betaseron), interferon ß-1a (Avonex and Rebif) glatiramer acetate (Copaxone) and mitoxantrone (Novantrone). There are a number of drugs approved to treat MS, including Tysabri (natalizumab), which is the most recently approved drug for MS. We are aware of no therapy in existence for MS that has been shown to reduce disability. To our knowledge, and competitive drugs have only shown the ability to slow the progression of disability, rather than enhance or reverse the disease’s effects.

*	See generally “Neurology” (House Officer Series); Howard L. Weiner, Lawrence P. Levitt and Alexander D. Rae-Grant (Seventh Edition 2004)

Clinical Studies with Ultra-high Intensity Intravenous Cyclophosphamide

Phase I study at SUNY Stonybrook

Recently published data from a clinical trial in SUNY Stonybrook sought to describe the effects of high dose cyclophosphamide on severe refractory multiple sclerosis. In this study 13 patients, 54% secondary progressive MS and 46% relapsing remitting MS, were treated with high dose cyclophosphamide with mean follow-up of 15 months. Five patients showed a decrease in disability by 1.0 or more on the EDSS (an MS severity scale) with no patient showing an increase in disability by more that 1.0 on the EDSS. Following high dose cyclophosphamide treatment 2 patients had resolution of a single gadolinium-enhancing lesion, which was present on MRI at baseline. One patient showed a new enhancing lesion at baseline. Response to treatment was seen regardless of the presence or absence of gadolinium enhancing lesions at baseline. All patients reported an improvement in quality-of-life measures as well as neurologic function: gait, bladder control and visual function.

Phase I safety and tolerability study at Johns Hopkins University

Under the Revimmune for Aggressive MS clinical trial protocol at Johns Hopkins Hospital, 9 patients have been treated and followed for a mean period of 19.4 months. All 9 patients had aggressive relapsing-remitting MS, 8 of whom had failed conventional therapy and 1 was untreated. Median age at time of entry was 29 years, range of 20 to 47 years. The mean number of gadolinium enhancing lesions on baseline MRI was 6.5 (range 3-11). There was a 90% reduction in gadolinium enhancements at 6 months and subsequently a 94% reduction by 18 months following Revimmune treatment. Only one patient had an exacerbation during follow-up and was started on conventional MS therapy at 18 months. At baseline, 66% of patients had a disability score of 5.0 or more on the EDSS. This Johns Hopkins study observed a 45% reduction in disability with 4 patients having virtually no disability (EDSS score of 0-1) at an average follow-up of 20 months. This response rate in terms of reduction of disability is on a magnitude never before seen in any MS therapeutic trial.

In addition to the treatment of MS, high dose cyclophosphamide treatment has been studied in other autoimmune diseases, including the following:

Systemic Lupus:

Investigators have treated 40 severe systemic lupus erythematosus (SLE) patients in clinical studies with high dose cyclophosphamide. A significant improvement in the SLE diseases activity index was observed. There were 5 durable complete responses. Among severe, refractory cases, approximately 80% of patients treated had a complete or partial response when treated.

Myasthenia Gravis:

Using high dose cyclophosphamide, investigators have treated 11 patients with myasthenia gravis refractory to conventional immunosuppressive therapy. Nine of the subjects in the study markedly improved, and have returned to full activity.

Aplastic Anemia:

Acquired severe aplastic anemia (SAA) is a severe, life-threatening autoimmune disease wherein a patients’ immune system mistakenly attacks their own stem cells in their bone marrow. Most SAA patients will die within a year of diagnosis. Investigators have treated 75 SAA patients with high dose cyclophosphamide and the majority of patients have achieved a complete remission without the need of other immunosuppressive agents.

Autoimmune Hemolytic Anemia:

Investigators have treated 10 patients with refractory autoimmune hemolytic anemia. After high dose cyclophosphamide treatment, all patients responded and became transfusion independent. There were 6 patients that achieved complete remission and 3 patients that achieved partial remission. There were no relapses at a median follow-up of 15 months and 7 of the 9 patients were able to discontinue steroids.

Development Status

The Company has filed a pre-IND submission with the FDA for the commencement of a Phase 3 clinical trial. In September 2007, we met with the FDA for a scheduled pre- IND meeting regarding the proposed design of the pivotal Phase 3 trial for Revimmune. We are preparing to file our IND with the FDA in the first half of calendar 2008. We anticipate that the trial will be a Phase 3 randomized controlled, multi-center clinical trial of Revimmune for the treatment of MS. We anticipate that the study will require approximately 200 patients to be enrolled in the clinical trial which will compare baseline disability to disability at month 12 with an option for an interim data analysis. Based on our discussion with the FDA on the design of the trial, we anticipate that the primary endpoint will be recovery of lost function based on the subjects changes in the EDSS score from baseline to 12 months. We further anticipate that our clinical trial will be conducted under a special protocol assessment (SPA). A SPA is a declaration from the Food and Drug Administration that a proposed Phase 3 trial’s design, clinical endpoints, and statistical analyses are acceptable for FDA approval. We believe that the anticipated Revimmune trial design can be contrasted with the trial design for all prior approved therapeutics for MS; those previous trials primarily targeted suppression rather than elimination of autoimmunity, and used the more limited indication of a reduction in the rate of progression of disability (or loss of function) as their primary endpoint, while the trial design for Revimmune is planning to target a reduction in disability and subsequent recovery of lost function. Current immunomodulatory therapies for MS, including interferon ß, GA or mitoxantrone, do not abolish inflammation or disease progression, which we anticipate will be endpoints of a Revimmune trial. We anticipate that the Revimmune clinical trial protocol will include a risk management program to enhance patient safety by ensuring appropriate patient selection, supportive care, and tracking of outcomes data.

Proprietary Rights

We have acquired the exclusive worldwide rights for Revimmune by sublicense (the “Sublicense Agreement”) from Revimmune, LLC, Hopkins Capital Group II LLC (HCG II) portfolio company, which holds the exclusive sublicense for the technology from the Johns Hopkins University (“JHU”). The Sublicense Agreement has a term which expires on the latest to occur of (a) ten years from the date of the Sublicense Agreement; (b) the termination of the JHU license; or (c) the date of expiration of the last- to -expire claim under the JHU patents. The JHU license expires on the date of expiration of the last- to -expire claim under the JHU Patents. HCG II is a “related party” to the Company. The Revimmune license covers all of the estimated 80 autoimmune diseases that are currently recognized including multiple sclerosis, systemic lupus, juvenile diabetes mellitus, rheumatoid arthritis, Crohn’s disease, myasthenia gravis, and scleroderma. The Company is obligated pursuant to the Sublicense Agreement to make certain defined minimum royalty payments pursuant to the JHU License to Revimmune LLC., a running royalty of 4% of net sales to Revimmune LLC, along with certain milestone payments upon FDA approval for treatment of each new autoimmune disease indication.

Sales, Marketing, and Manufacturing

According to information from the National Multiple Sclerosis Society, there are approximately 400,000 people in the US with MS. 85% of MS patients are in the category of RRMS which is the patient population targeted by our proposed Revimmune clinical trial.

Specialty Pharmaceutical Products

We have a specialty pharmaceutical business, Accentia Pharmaceuticals, through which we currently sell Respi-TANN®, Zinotic™ products and Sinutest™ test through our dedicated sales force. At September 30, 2007, we had approximately 45 salespeople. In addition to our currently marketed products, we have AllerNase™ currently being developed for us by a third party. AllerNase is a novel formulated suspension of an intranasal topical steroid indicated for the treatment of allergic and non-allergic rhinitis. If approved, we anticipate commencement of commercial sales of AllerNase in mid-calendar year 2008.

Respi~TANN is a unique family of antitussive and other ingredients, including a decongestant for temporary relief of cough and nasal congestion accompanying respiratory tract conditions associated with the common cold, influenza, sinusitis, and bronchitis. Zinotic is a prescription product for the treatment of superficial infections of the external auditory canal that are complicated by inflammation. Sinutest is a proprietary diagnostic test for determining the level of major basic protein, or MBP, in a patient’s mucus. MBP is an esonophils-derived protein that we believe can be used to diagnose CS by measuring the concentration of it in a patient’s mucus.

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

Instrument Production

We manufacture instruments to produce biologic products such as mammalian cells, proteins, monoclonal antibodies, and other cell culture products. Our instruments are based on the hollow-fiber method of biologic production. In November 2006, we announced the introduction of our new automated instrument, named AutovaxID, which is designed to reduce the cost and space-dependent requirements of manual biologics production. In addition to selling our instruments, including the AutovaxID, to biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals, and public and private laboratories, we plan to use our instruments to manufacture our BiovaxID vaccine. Additionally, we produce biologic materials for third-parties on a contract basis using our instruments. This business is conducted through Biovest, our majority owned subsidiary, which is also the developer and manufacturer of our BiovaxID vaccine.

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

If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:

•

For SinuNase, we are not aware of any third-party that is marketing or developing a comparable product to treat CS with amphotericin B, although it is possible that other antifungals may be formulated for CS. In addition, our CS therapy will compete with alternative treatments for CS, including surgery, antibiotics, and corticosteroids.

•

For BiovaxID, we are aware of several companies focusing on the development of active immunotherapies for NHL, including Genitope Corporation, Antigenics, Inc., and Favrille, Inc. None of these companies uses the hybridoma method to produce a patient-specific vaccine, and of these companies, only Genitope and Favrille have a product candidate in Phase 3 clinical trials. In December 2007, Genitope announced that its product candidate, MyVax™ had failed to achieve its primary endpoints in its Phase 3 clinical trial. Several companies, such as Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan, a monoclonal antibody, and Zevalin and Bexxar, which are passive radioimmunotherapy products.

•

For Revimmune, if approved, we will compete with other drugs approved for the treatment of MS including interferon ß-1b (Betaseron), interferon ß-1a (Avonex and Rebif) glatiramer acetate (Copaxone), mitoxantrone (Novantrone) and Tysabri (natalizumab)

•

For Zinotic, we currently compete with one primary competitor in the ototopical class of prescription drug product. The primary competitor in the ototopical class is Ciprodex® which is actively marketed by Alcon Laboratories. Additional competitors which are not actively promoted due to their generic competition are Floxn® Otic (Daiichi Sankyo) and Cortisporin® Otic (King Pharmaceuticals/Monarch).

•	For AllerNase, we will compete with the other intransal corticosteroids currently marketed including Flonase®, Nasonex®, Rhinocort Aqua®, Nasacort AQ®, and Nasarel®.

•

For SinuTest, we are not aware of any other diagnostics available to measure the presence of fungi in the nasal mucin or specifically Major Basic Protein (MBP) levels in the mucus. The company’s strategic partner (IMMCO Diagnostics) for SinuTest has an exclusive license for this diagnostic and has an exclusive promotional arrangement with Accentia to commercialize it.

•

For Respi~TANN we compete with a wide variety of branded and generic prescription cough, cold, and allergy medications. The market-leading prescription antitussive is Tussionex marketed by UCB Pharma (formerly Celltech). Our Respi~TANN product competes primarily in the antitussive combination market with various combination products from small/regional and mid-size pharmaceutical competitors. Specific competitive companies include ProEthic Pharmaceuticals, Hawthorn Pharmaceuticals, Medpointe Pharmaceuticals, WraSer Pharmaceuticals, Auriga Laboratories and others.

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

Under the United States regulatory scheme, the development process for new pharmaceutical products can be divided into three distinct phases:

•

Preclinical Phase. The preclinical Phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application, or IND, for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans.

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

505(b)(2) Applications

If a proposed product represents a change from an already approved product, yet does not qualify for submission under an ANDA pursuant to an approved suitability petition, the applicant may be able to submit a type of NDA referred to as a “505(b)(2) application.” A 505(b)(2) application is an NDA for which one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigation was conducted. The FDA has determined that 505(b)(2) applications may be submitted for products that represent changes from approved products in conditions of use, active ingredient(s), route of administration, dosage form, strength, or bioavailability. A 505(b)(2) applicant must provide FDA with any additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed change(s). Consequently, although duplication of preclinical and certain clinical studies is avoided through the use a 505(b)(2) application, specific studies may be required. We plan to submit a 505(b)(2) application for SinuNase.

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

Medical Device Regulation

New medical devices are also subject to FDA approval and extensive regulation under the FDCA. Under the FDCA, medical devices are classified into one of three classes: Class I, Class II, or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness.

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

Manufacturing

For the clinical trial, we manufactured BiovaxID primarily at Biovest’s facility in Worcester, Massachusetts operated by its subsidiary, Biovax, Inc. If we receive FDA approval of the vaccine, we may continue to manufacture the vaccine at our existing facility in Worcester, although we will likely need to develop additional facilities or utilize third-party contract manufacturers to fully support commercial production for the U.S. markets. To penetrate markets outside of the U.S., we may enter into collaborations with well-established companies that have the capabilities to produce the product. To facilitate commercial production of the vaccine, we have developed proprietary manufacturing equipment that integrates and automates various stages of vaccine production. We believe that such equipment will reduce the space and staff currently required for production of the vaccine.

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

The following is information regarding our owned and licensed patents and patent applications that we consider material to our business:

•

With respect to SinuNase, MAYO holds one issued U.S. patent relating to the treatment of CRS with intranasal antifungals and another U.S. patent relating to the treatment of asthma through muco-administration of antifungals. It also holds one related European Union counterpart patent application for the CRS therapy. Each of these patents expires in October 2018. Each of these issued patents and patent applications are exclusively licensed by us under our license agreement with MAYO, which expires on the date of expiration of the last- to -expire claim under the licensed patents.

•

With respect to BiovaxID, we have filed a first PCT application relating to the type of cell media used to grow cell cultures in the production of BiovaxID, and we have filed a second PCT application relating to certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system.

•	With respect to Revimmune, we have two published applications relating to the treatment of autoimmune diseases. In addition, we have several additional pending applications.

•

With respect to ZINOTIC™, Accentia’s co-promotion corporate partner (Arbor Pharmaceuticals) has received an exclusive license for a broad composition patent from Advanced Medical Instruments. This patent comprises a topical ear composition that uses penetration enhancers to diffuse the therapeutic agents for the purpose of reducing the inflammation of ear tissues, providing pain relief, and introducing agents with antimicrobial activity to combat infection. The co-promotion agreement term expires on April 6, 2009, and may be extended for successive one-year periods by mutual agreement. This patent expires in 2019.

•

With respect to SinuTest™, MAYO holds another U.S patent relating to the diagnosis of specific inflammatory conditions. The invention provides methods and materials related to the diagnosis of eosinophil degranulating conditions. The patented invention provides methods and materials that involve visual types of analysis (e.g., microscopic analysis) that are used to determine the presence or absence of specific inflammatory markers relevant to sinusitis (among other diseases). This patent expires in 2020.

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

We use Accentia™, Accentia Biopharmaceuticals™, and the Accentia Biopharmaceuticals logo as trademarks in the U.S. and other countries, and we are seeking U.S. trademark registrations for Accentia Biopharmaceuticals™ and the Accentia Biopharmaceuticals logo, SinuNase, SinuTest, BiovaxID, Revimmune and Biovest. Respi~TANN® is a registered trademark of Accentia Pharmaceuticals our wholly owned subsidiary. We use AllerNase™ as trademarks in the U.S. and other countries.

Customers

For the 2007 fiscal year, two of our customers, both wholesale distributors, accounted for more than 10% of our revenue. Revenues from Cardinal Health and McKesson Corporation represented approximately 15.3% and 15.7% of our revenue for the years ended September 30, 2007. For the 2006 and 2005 fiscal years, two of our customers, both wholesale distributors, accounted for more than 10% of our revenue. Revenues from Cardinal Health represented approximately 18.9% and 25.0% of our revenue for the years ended September 30, 2006 and 2005, respectively, and revenues from McKesson Corporation represented approximately 17.5% and 14.6% of our revenue for the year ended September 30, 2006 and 2005, respectively.

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

Employees

As of September 30, 2007, we had 140 full-time employees (including 39 at Biovest). None of our employees is represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages, and we consider our employee relations to be good.

Executive Officers

The following table sets forth our current executive officers and their ages as of September 30, 2007:

Name	Age	Position
Francis E. O’Donnell, Jr., M.D.	57	Chairman of the Board; Chief Executive Officer

Steven R. Arikian, M.D.	50	President and Chief Operating Officer, Biopharmaceutical Products and Services; Director

Alan M. Pearce	58	Chief Financial Officer; Director

Samuel S. Duffey, Esq.	62	General Counsel

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

Samuel S. Duffey has served as our General Counsel since April 2003. Prior to that, Mr. Duffey practiced business law with Duffey and Dolan P.A. beginning in 1992. From February 2000 to September 2003, Mr. Duffey served as the non-executive chairman and as a member of the Board of Directors of Invisia, Inc., a small publicly held safety company, and from October 2001 to May 2004, Mr. Duffey also served as the non-executive chairman and as a member of the Board of Directors of FlashPoint International, Inc., a publicly held automotive parts company which is currently named Navitrak International Corporation. Mr. Duffey received his B.A. and J.D. degrees from Drake University.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Related to Our Business

We are largely dependent on the success of our three most significant product candidates, SinuNase, BiovaxID and Revimmune, and we may not be able to successfully commercialize these therapies.

We have expended and will continue to expend significant time, money, and effort on the development of our three most significant product candidates, SinuNase, BiovaxID and Revimmune. We will incur significant costs and may never generate significant revenues from commercial sales of these products, if approved. None of these products is approved for marketing in any jurisdiction, and they may never be commercialized. Before we can market and sell these products, we will need to demonstrate in clinical trials that these products are safe and effective and will also need to obtain necessary approvals from the U.S. Food and Drug Administration, or FDA, and similar foreign regulatory agencies.

If we fail to successfully commercialize any or all of these product candidates, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be adversely affected.

If we fail to obtain FDA approval of SinuNase, BiovaxID, Revimmune or any of our other current or future product candidates, we will be unable to commercialize these products.

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

In addition to seeking approval from the FDA for SinuNase, BiovaxID and Revimmune, we intend to seek the governmental approval required to market our products in the European Union potentially additional countries and territories. We anticipate commencing the applications required in some or all of these countries following approval by the FDA; however, we may determine to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. Marketing of our products in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country.

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

Before we can seek regulatory approval of SinuNase, BiovaxID, Revimmune or any other product candidates, we may need to successfully complete clinical trials, outcomes of which are uncertain.

Conducting clinical trials is a lengthy, time-consuming, and expensive process, and the results of these trials are inherently uncertain. The time required to complete necessary clinical trials is often difficult, if not impossible, to predict. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

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

We have incurred significant costs in our development efforts to date and may never generate significant revenue from commercial sales of our product candidates, if approved.

With respect to our product candidates, we have focused primarily on developing and preparing for the regulatory approval process for SinuNase, the patented therapy for CS that we license from MAYO and conducting clinical trials and seeking regulatory approval for BiovaxID, a patient-specific vaccine for treating indolent follicular NHL. With respect to SinuNase, we have paid $2.0 million in up-front royalties on this product. To date, we have received only limited revenues in connection with sublicensing fees from pharmacies for using the patented therapy for CS to compound patient-specific antifungal nasal products. We have generated no revenues to date from the commercial sale of BiovaxID and must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of this vaccine. In addition, we will expend significant sums in the development efforts for Revimmune. Our net loss for the fiscal years ended September 30, 2007, 2006 and 2005 was $76.0 million and $43.4 million and $44.7 million, respectively. As of September 30, 2007, we had an accumulated deficit of $237.6 million. We expect to continue to incur significant operating expenses and capital expenditures as we:

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

Developing biopharmaceutical products, conducting clinical trials, establishing manufacturing capabilities, and marketing developed products is expensive. We anticipate that we will need to raise substantial additional capital in the future in order to complete the commercialization of our product candidates, to continue to pursue the submission of NDAs for our product candidates and to fund the development and commercialization of our specialty pharmaceutical product candidates. We have committed in various contractual covenants that the Company will not, without required consents, provide funds to Biovest through investment, loan, or loan guarantee. Accordingly, we anticipate that Biovest will need to raise substantial additional capital from other sources in order to continue the clinical trials for BiovaxID. Additional sources of funding have not been established by Biovest; however, additional financing is currently being sought from a number of sources, including the sale of Biovest equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of Biovest’s vaccine. Based on our current operating plans, we expect that our existing capital and cash flow from operations, together with borrowing availability under our existing lines of credit, will be sufficient to fund our operations and development activities into the second quarter of fiscal 2008 assuming Biovest receives its own funding. We have received a report from our independent registered certified public accounting firm on our consolidated financial statements for our fiscal years ended September 30, 2007, 2006, 2005, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern.

We expect to finance future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If our Biovest subsidiary raises funds through the issuance of equity securities, our equity interest in Biovest could be substantially diminished. If our Biovest subsidiary raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase or Revimmune, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at this time.

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

Failure to enroll patients in our clinical trials may cause delays in developing SinuNase, BiovaxID, Revimmune, or any other product candidate.

We may encounter delays in development and commercialization, or fail to obtain marketing approval, of SinuNase, BiovaxID, Revimmune, or any other product candidate that we may develop if we are unable to enroll enough patients to complete current or future clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, and competing clinical trials.

Our clinical trials for SinuNase, BiovaxID and/or Revimmune may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these product candidates or cease our trials.

We are currently engaged in a pivotal Phase 3 clinical trial for BiovaxID, we have completed patient enrollment in the first of two Phase 3 clinical trials for SinuNase, and we have made a pre-IND submission to the FDA for our planned Phase 3 clinical trial for Revimmune. We do not know whether our existing or future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. For example, safety and efficacy results attained in our anticipated Phase 3 clinical trials for SinuNase may be less positive than the results obtained in Mayo Clinic’s previous clinical trials for SinuNase, and we may be unable to establish efficacy or the safety profile required for approval without supporting Phase 1 and 2 studies. Furthermore, we could be required to conduct a Phase 2 study or safety study contemporaneously with, the Phase 3 studies, or could be required to conduct more than two Phase 3 clinical trials for SinuNase if our two initial concurrent trials are not confirmatory. With respect to BiovaxID, safety and efficacy results attained in our pivotal Phase 3 clinical trial for BiovaxID may be less positive than the results obtained in the NCI’s Phase 2 clinical trials for BiovaxID. Because our clinical trials may produce negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these product candidates or cease our clinical trials. Further, interim data from clinical trials, which combines both patients receiving active treatment and placebos on a blinded basis may not be indicative of the final results or conclusions with regard to safety and efficacy which are determined when the clinical trial data is unblinded. If this happens, we may not be able to obtain approval for these products or the anticipated time to market for these products may be substantially delayed, and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidates.

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

If we do not in the future obtain a license from MAYO for antifungals other than amphotericin B in the treatment of CRS, then MAYO will not be precluded from licensing its patented CS therapy to third-parties using other antifungals.

Our rights to SinuNase are based on an exclusive license agreement with MAYO. Our license agreement with MAYO gives us the exclusive worldwide right to commercialize MAYO’s patented CS treatment method using the antifungal amphotericin B. Although MAYO’s clinical trials on its CS therapy were based on the use of amphotericin B, MAYO’s patents and patent applications with respect to the therapy broadly apply to the topical application of any antifungals for the treatment of CRS. We entered into an Option Agreement with MAYO giving us the exclusive right until December 6, 2008 without obligation, to seek to negotiate a license for all antifungals in addition to amphotericin B. In the event that we are not successful in negotiating such additional licenses, MAYO is not precluded from licensing to third-parties, including potential competitors, the use of antifungals other than amphotericin B for the treatment of CS. If MAYO grants such a license to a third-party, and if the use of such other antifungal is shown to have an efficacy and safety profile that equals or exceeds that of amphotericin B for this application, we may not be able to commercialize or generate revenue from SinuNase and our business, financial condition, and results of operations could be adversely affected.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether clinical trials will begin on time, will need to be restructured, or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence and continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, delays in obtaining institutional review board approval to conduct a study at a prospective site, and delays in recruiting patients to participate in a study. For example, when the IND for BiovaxID was transferred by the NCI to us, we experienced delays in our clinical trials because the investigative sites for the trials were required to get new approvals from institutional review boards, which are independent bodies that oversee the conduct of research involving human subjects.

The FDA may require that we conduct clinical studies on the safety and efficacy of our drug product candidates for all relevant pediatric populations as part of the approval process. If the FDA requires us to amend our study protocols to address pediatric populations, the approval of our products may be delayed.

In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion. Significant delays in testing or regulatory approvals for SinuNase, BiovaxID, Revimmune, or any of our other current or future product candidates, could cause delays in, and could even prevent the commercialization of such product and generation of revenue from that product and could cause our costs to increase.

Inability to obtain regulatory approval for our manufacturing facility or to manufacture on a commercial scale may delay or disrupt our commercialization efforts.

Before we can obtain FDA approval for any new biologic drug, the manufacturing facility for the drug product must be inspected and approved by the FDA. In order to obtain approval, we will need to ensure that all of our processes, methods, and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from patients receiving our vaccines, we might be subject to possible regulatory action and we may be limited in the jurisdictions in which we are permitted to sell any new drug.

We have manufactured BiovaxID for our clinical trials at our facility in Worcester, Massachusetts. Our manufacturing facility in Worcester is currently subject to licensing requirements of the Massachusetts Department of Public Health. Our facility is subject to inspection by the FDA as well as by the Massachusetts Department of Public Health at any time. Failure to obtain and maintain a license from the Massachusetts Department of Public Health or to meet the inspection criteria of the FDA and the Massachusetts Department of Public Health would disrupt our manufacturing processes, increase costs, and would harm our business. If an inspection by the FDA, the Massachusetts Department of Public Health, or foreign regulatory authorities indicates that there are deficiencies, we would be required to take remedial actions or our facility may be closed, and we may be subject to additional enforcement activity. Our current manufacturing capacity in Worcester is limited and we anticipate that upon approval, we may reopen additional manufacturing facilities or third party manufacturing.

In order to commercialize BiovaxID, or any other immunotherapies that we may develop, we will need to develop and qualify one or more additional manufacturing facilities. Preparing a facility for commercial manufacturing may involve unanticipated delays, and the costs of complying with state, local, and FDA regulations may be higher than we anticipated. In addition, any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business. In general, the FDA views cGMP standards as being more rigorously applied as products move forward from development to commercialization. In seeking to comply with these standards, we may encounter problems with, among other things, controlling costs and quality control and assurance. Although we believe that our BiovaxID manufacturing facility in Worcester is currently cGMP compliant, it may be difficult to maintain compliance with cGMP standards as the development and commercialization of BiovaxID progresses, if it progresses. In addition, although we intend to use the Worcester facility for purposes of commercial-scale manufacturing of BiovaxID, the demands and increasingly rigorous cGMP standards that will be applicable to that facility may require us to construct a new and different facility or seek a third-party contract manufacturer for the therapy, which could also cause increased costs.

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

In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our products do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant sales, marketing, and manufacturing expenses in connection with the commercialization of SinuNase, BiovaxID, Revimmune, and our other product candidates. Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing, and marketing of any or all of our product candidates. Our future profitability will depend on many factors, including, but not limited to:

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

Even if we receive regulatory approval for BiovaxID, including regulatory approval of a commercial scale manufacturing facility, we may not ever receive significant revenues from BiovaxID. Additionally, although we currently receive licensing revenue from compounding pharmacies to produce antifungal solutions for CS upon the prescription of licensed physicians, we may not receive significant revenues from an FDA-approved CS therapy for many years. With respect to the products in our development pipeline that are being developed by third parties, our ability to generate revenues from those products will depend in large part on the efforts of those third parties. To the extent that we are not successful in commercializing our product candidates, our product revenues will suffer, we will incur significant additional losses and the price of our common stock will be negatively affected.

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

Allernase is being developed by a third party, which is responsible for obtaining necessary regulatory approvals for the product. In addition, with the exception of BiovaxID, we currently rely, or will in the future rely, on third-party contract manufacturers to produce our currently marketed products and the product candidates in our pipeline. We are or will be substantially dependent on the following third-parties in connection with the following products:

•	Collegium Pharmaceutical, Inc. is the developer of our AllerNase product, which is to be manufactured through a third-party contract manufacturer.

•

Arbor Pharmaceuticals, Inc. is the exclusive supplier of our Zinotic product. Arbor Pharmaceuticals has licensed the promotional rights of Zinotic to Accentia Pharmaceuticals exclusively for promotion to otolaryngologists (ENTs) and pediatricians in Accentia territories.

•	IMMCO Diagnostics is the exclusive provider of laboratory analysis used in our SinuTest product.

•	ANI Laboratories is the exclusive manufacturer for our Respi~TANN product. ANI manufactures the Respi-TANN® product line with Tannate Conversion Technology under license from Kiel Laboratories.

•	Chemwerth USA and/or Alpharma, Inc., suppliers of the active ingredient in SinuNase.

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

Respi~TANN is marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related, or similar to products that have existed in the market without an NDA or ANDA. This product is marketed subject to the FDA’s regulatory discretion and/or enforcement policies. FDA has adopted a risk-based enforcement policy concerning unapproved drugs. The agency has articulated that, in enforcing the new drug application requirements, it prioritizes drugs that pose potential safety risks, lack evidence of effectiveness and prevent patients from seeking effective therapies, and those that are marketed fraudulently. In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the new drug requirements. Once the FDA issues an approved NDA for one of the drug products at issue or completes the efficacy review for that drug product, it may require us to also file a NDA or ANDA application for that same drug in order to continue marketing it in the United States. While the agency generally provides sponsors a one year grace period, the agency is not statutorily required to do so. In addition, although we may be given time to submit a marketing application before the agency would take enforcement action, the time it takes us to complete the necessary clinical studies and submit an application to FDA may exceed this time period, resulting in an interruption of marketing. It is also possible that the FDA could disagree with our determination that this product is identical, related, or similar to products that have existed in the marketplace without an NDA or ANDA.

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

In the May 29, 2007, Federal Register the FDA issued a statement on extended release products containing guaifenesin and its intention to take enforcement action against drug products in time-released forms containing guaifenesin that are not subject to a formal approved New Drug Application (NDA). Only one firm, Adams Respiratory Therapeutics, has obtained approved NDAs for products in timed-release dosage forms containing guaifenesin. These products are sold under the trade names of MUCINEX and HUMIBID. The FDA stated that unapproved time-released products containing guaifenesin could no longer be manufactured after August 2, 2007 nor distributed on or after November 26, 2007.

At the time the Federal Register was made public, it was our opinion and the opinion of the manufacturer of Respi-TANN G, Kiel Laboratories, that this ruling did not affect Respi-TANN G. This opinion was based on the fact that the guaifenesin in Respi-TANN G is in an immediate released form, not an extended released form. Based on further internal review of the Federal Register document and further clarification from the FDA Accentia management made a corporate decision to stop distribution, promotion and manufacture of Respi-TANN G effective November 26, 2007. On November 26, 2007, the Company instructed its distributor of record, DDN Pharmaceutical Logistics, to place the existing inventory of Respi-TANN G, both trade and sample inventories, on hold. Furthermore, the Company instructed the Accentia sales force to cease promotion and sampling of Respi-TANN G effective immediately. In addition, the Company’s management communicated with all wholesalers about this decision with regard to DDN Pharmaceutical Logistics no longer shipping Respi-TANN G.

The FDA ruling on extended release products does not affect Respi-TANN Pd, Respi-TANN Suspension or Respi-TANN Chewable Tablets.

If we fail to enter into and maintain successful strategic relationships for our product candidates, we may have to reduce or delay our product candidate development or increase our expenditures.

Our strategy for developing, manufacturing, and commercializing products in certain therapeutic areas currently requires us to enter into and successfully maintain strategic relationships with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. In addition to our development partner for AllerNase, we have to date formed strategic relationships with Pharmaceutical Product Development, Inc. and other companies. We may not be able to negotiate additional strategic relationships on acceptable terms, if at all. If we are not able to maintain our existing strategic relationships or establish and maintain additional strategic relationships, we may have to limit the size or scope of, or delay, one or more of our product development programs or research programs, or undertake and fund these programs ourselves. If we elect to increase our expenditures to fund product development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

We are aware of several companies focusing on the development of active immunotherapies for NHL, including Genitope Corporation, Antigenics, Inc., Favrille, Inc., and Large Scale Biology Corporation. We believe none of these companies uses the hybridoma method to produce a patient-specific vaccine, and of these companies, only Genitope and Favrille have a product candidate in Phase 3 clinical trials. In December 2007, Genitope announced that its product candidate MyVax™ had failed to achieve its primary endpoints in its Phase 3 clinical trial. Several companies, such as Genentech, Inc., Curia Corporation, Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan, a monoclonal antibody, and Zevalin and Bexxar, which are passive radioimmunotherapy products. Competition could impair our ability to generate revenue and could increase costs.

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

SinuNase is the subject of a patent that we license from MAYO that expires in 2018. In addition, we have filed for additional patent protection for SinuNase. For Revimmune, we have published patent applications as well as additional patent protection. For BiovaxID, we hold the patent relating to the method of producing BiovaxID and we have filed additional patent applications for BiovaxID. There are filed patent applications for AutovaxID as well.

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

We may find it difficult to prevent compounding pharmacies from preparing compounded formulations of amphotericin B solution for the treatment of CS in violation of the patents that we license.

We hold an exclusive license to market and sell products made from amphotericin B based on MAYO’s patented treatment method for CS. Although amphotericin B has not been approved by the FDA for the treatment of CRS, a number of physicians currently prescribe a compounded formulation of amphotericin B solution for their CS patients. These formulations are prepared by compounding pharmacies that are in the business of preparing custom-made solutions using FDA-approved active ingredients. While we have sublicensed our rights to the compounded variant of the product to compounding pharmacies, we are aware that other compounding pharmacies may be preparing similar compounded formulations in violation of one or more claims of our licensed patents. Because these patent violations may be sporadic and dispersed, we may not be able to easily identify the violations. In addition, because the patents that we license from MAYO relate to a method of treating CS, if other amphotericin B solutions become commercially available for other indications, we may not be able to prevent physicians from prescribing such other solutions for CS on an off-label basis. Such actions could hinder our ability to generate enough revenue to justify development costs and to achieve or maintain profitability.

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

If federal or state enforcement authorities characterize any portion of the fees payable to us by sublicensee of our CRS therapy as remuneration for recommending or referring business to the compounding pharmacies, then such fees could be challenged under federal and/or state anti-kickback laws.

We have sublicensed our rights to Mayo Clinic’s patented CS therapy to several compounding pharmacies that pay us a sublicensing fee each time they dispense an antifungal for CS treatment under a physician’s prescription. We may enter into additional sublicensing arrangements in the future with other compounding pharmacies and charge similar royalties. We also maintain a small group from our specialty pharmaceuticals business to educate physicians about Mayo Clinic’s research and studies relating to the causes and potential treatment methods for CRS. We believe that the fees payable to us by sublicensed compounding pharmacies are payable solely for the grant of the sublicense to the Mayo Clinic’s CRS therapy, and such sublicense fees are payable regardless of the source of the prescription. However, if federal or state enforcement authorities characterize any part of these sublicense fees as remuneration to us in exchange for arranging for or recommending the services of, or otherwise referring business to, these compounding pharmacies, then these sublicense fees could be challenged under federal and/or state anti-kickback laws. To the extent that enforcement is initiated, we could face fines and other penalties, which could harm our business.

The revenues that we receive from sublicensing the amphotericin B therapy for CS to compounding pharmacies could be materially adversely impacted by FDA enforcement action.

Although we cannot market SinuNase until we obtain FDA approval, our license agreement with MAYO permits us to sublicense MAYO’s patent rights related to amphotericin B for use as a therapy for CS to compounding pharmacies under license agreements approved by MAYO. Such compounding pharmacies would then have the right to use the sublicense to compound the product for prescribing physicians. Pharmacy compounding is considered to be part of the practice of pharmacy, regulated by state pharmacy practice acts. The FDA does not typically exercise its enforcement authority against traditional pharmacy compounding whereby pharmacists extemporaneously compound and manipulate reasonable quantities of human drugs upon receipt of a valid prescription for an individually identified patient from a licensed practitioner. However, the FDA has taken enforcement action against pharmacies whose activities the FDA believes exceed the scope of the practice of pharmacy by engaging in the actual manufacturing of drug products. The FDA has identified that such activities may include, but not be limited to, compounding drugs in anticipation of receiving prescriptions, using commercial-scale manufacturing or testing equipment for compounding, failing to document individual medical need for the compounded product, and failing to operate in conformance with state law regulating the practice of pharmacy. In the event that the FDA takes an enforcement action against any of the compounding pharmacies to which we may sublicense the amphotericin B therapy, the revenues we receive could materially decline, which could harm our business. We have no assurance that the FDA will refrain from taking enforcement actions against any of the compounding pharmacies, nor can we assure you that laws related to the FDA’s regulation of compounding pharmacies will not provide the FDA with additional enforcement authority against compounding pharmacies, all of which could result in a decline in our revenues which would harm our business. In addition, our representatives educate physicians about the availability of the compounding services, and while we believe that such information does not represent promotion of the product, the FDA may disagree, and we could be subject to enforcement action, including but not limited to a warning letter demanding that we cease the provision of such information.

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

Research, pre-clinical development, clinical trials, manufacturing, and marketing of our products are subject to extensive regulation by various government authorities. Neither we nor our partners have received marketing approval for SinuNase, BiovaxID or Revimmune. The process of obtaining FDA, European Medicines Agency, or EMEA, and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as

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

Our Respi~TANN product also contains pseudoephedrine. The DEA regulates pseudoephedrine, pursuant to the CSA and the Domestic Chemical Diversion Control Act of 1993, as a “listed chemical” because it can be used in the production of illicit drugs. There are two groups of listed chemicals, List I chemicals and List II chemicals; List I chemicals are more strictly regulated. Pseudoephedrine is a List I chemical. Persons or firms who manufacture, distribute, import, or export listed chemicals in amounts above specified threshold levels, or chemical mixtures that contain listed chemicals above specified threshold amounts, must fulfill certain requirements regarding, among other things, registration, recordkeeping, reporting, and security. Places where regulated persons or firms handle listed chemicals or chemical mixtures (including Accentia’s manufacturer of the Respi~TANN product line) are subject to administrative inspections by the DEA. Failure to comply with relevant DEA regulations can result in civil penalties, refusal to renew necessary registrations, or initiating proceedings to revoke those registrations. In certain circumstances, violations can lead to criminal prosecution. Pseudoephedrine is subject to tighter controls than most other listed chemicals that are lawfully marketed under the Federal Food, Drug, and Cosmetic Act. Also, recent regulatory actions at the state level may affect future distribution, advertising, and promotion of pseudoephedrine-containing products.

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

Product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our products progresses, or that existing, or future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have will offset existing or future claims. We maintain product liability insurance of $10 million per occurrence and in the aggregate. We believe that this coverage is currently adequate based on current and projected business activities and the associated risk exposure, although we expect to increase this coverage as our business activities and associated risk grow. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition, and results of operations.

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

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Francis E. O’Donnell, Jr., M.D., our Chief Executive Officer and Chairman, Steven Arikian, M.D., our President and Chief Operating Officer, Biopharmaceutical Products and Services, and Alan M. Pearce, our Chief Financial Officer. We have entered into employment agreements with each of Messrs. O’Donnell, Arikian, and Pearce, although there is no assurance that they will remain in our employ for the entire term of such employment agreements. The loss of the services of any member of our senior management, scientific, or technical staff may significantly delay or prevent the achievement of product development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results, and financial condition. We do not maintain key man life insurance for any of Messrs. Arikian, or Pearce. We are not aware of any plans by our key personnel to retire or leave us in the near future.

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

Our company and several of our executive officers have relationships with BioDelivery Sciences International, Inc., or BioDelivery Sciences, a publicly traded drug delivery technology company, which may create conflicts of interest. A pump spray version of our SinuNase product is being developed under a license agreement with BioDelivery Sciences under which we have been granted exclusive worldwide rights to BioDelivery Sciences’ encochleation technology for CRS and asthma products.

Francis E. O’Donnell, Jr., M.D., is a principal stockholder and Chairman of the Board of both our company and BioDelivery Sciences. Previously, Dr. O’Donnell also served as the President and Chief Executive Officer of BioDelivery Sciences. Alan M. Pearce, our Chief Financial Officer, served as a director for BioDelivery Sciences until September 2005. Also, two of our employees are shared between BioDelivery Sciences and our company.

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

We directly own a majority of the outstanding capital stock of Biovest International, Inc., or Biovest, which is our majority owned subsidiary that is developing the BiovaxID vaccine, and the remaining Biovest stock is owned by approximately 400 stockholders of record. As a result, conflicts of interest may develop between us and the minority stockholders of Biovest. To the extent that our officers and directors are also officers or directors of Biovest, matters may arise that place the fiduciary duties of these individuals in conflicting positions. Although we intend that such conflicts will be resolved by independent directors of Biovest, if this occurs, matters important to us could be delayed. Francis E. O’Donnell, Jr., M.D., our Chairman and Chief Executive Officer, is also Vice Chairman and a director of Biovest, and Dr. Steven Arikian, a director and our President and Chief Operating Officer, Biopharmaceutical Products and Services, is the Chairman and CEO of Biovest.

A total of 18 million shares of the Biovest stock held by us is transferable under debentures and warrants issued by us.

We hold approximately 76% of the shares of common stock of Biovest outstanding as of November 30, 2007. In September 2006, we entered into a private placement in which we issued to investors an aggregate of $25.0 million of 8% secured convertible debentures together with common stock purchase warrants. The convertible debentures issued by us in the private placement are convertible at the option of the holder into shares of our common stock or exchangeable for shares of Biovest stock held by us, and the warrants issued in the transaction are exercisable for our common stock or shares of Biovest stock held by us. In addition, we have pledged into an escrow account 18 million shares of the Biovest common stock held by us to secure the repayment of the convertible debentures. The total number of shares of Biovest common stock transferable by us to the investors in the private placement, whether pursuant to the exchange or exercise of the debentures and warrants or the exercise of rights under the pledge agreement may not exceed 18 million shares in the aggregate. Accordingly, it is possible that our ownership of Biovest common stock could decrease by up to 18 million shares as a result of the September 2006 private placement. In such case, it is possible that we could cease to be the majority shareholder of Biovest.

In addition, we have issued a Warrant to Laurus Master Fund, Ltd. or Laurus to purchase up to 10 million shares of the Biovest common stock owned by us pursuant to an agreement dated October 31, 2006. The exercise price of these warrants is $0.01 per share of Biovest common stock.

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

For the 2007 fiscal year, two of our customers, both wholesale distributors, accounted for more than 10% of our revenue. Revenues from Cardinal Health and McKesson Corporation represented approximately 15% and 16% of our revenue for the year ended September 30, 2007. For the 2006, two of our customers, both wholesale distributors, accounted for more than 10% of our revenue. Revenues from Cardinal Health represented approximately 19% and 25% of our revenue for the years ended September 30, 2006 and 2005, respectively, and revenues from McKesson Corporation represented approximately 17% of our revenue for the year ended September 30, 2005.

Any reduction, delay or cancellation of orders from this customer could reduce our revenue.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

As of December 27, 2007, our debt includes the following:

•	$3.9 million in principal amount outstanding under our term note with Laurus

•	$5.0 million in principal amount outstanding under Biovest’s term note with Laurus

•	$12.9 million in principal amount outstanding under our September 29, 2006 convertible debentures.

•	$24.6 million in principal amount outstanding under our February 27, 2007 convertible debentures.

•	$1.0 million in principal outstanding under the Hopkins II line of credit

•	$4.0 million in principal outstanding under the Southwest line of credit

•	$7.4 million in principal outstanding under the Laurus line of credit

•	$1.8 million in principal outstanding under Biovest’s Pulaski Notes

•	$9.0 million in principal outstanding under Biovest’s notes with the Valens Funds

•	$1.0 million in principal outstanding under Biovest’s other notes payable

•	$0.6 million in principal outstanding under other long-term debt

Under the $3.9 million term note with Laurus, assuming that Laurus does not convert the note, we are obligated to make equal monthly payments of principal and interest of $0.3 million each through the period ending in April 2008 of which $1.7 million is being held in a restricted account. Under the $3.9 million term note with Laurus, we are obligated to make equal monthly payments of principal and interest of $0.3 million each through the period ending in March 2009. The Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. notes are due in full in March 2009. Principal payments commenced on the September 2006 convertible debenture in October 2007 and will continue through maturity in September 2010 assuming that the balance is not converted. Principal payments will commence on the February 2007 debenture in March 2008 assuming the balance is not converted. Our level of debt affects our operations in several important ways, including the following:

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

As of September 30, 2007, our executive officers, directors, greater-than-10% shareholders and their affiliates beneficially own or control approximately 49.59% of the outstanding shares of our common stock (after giving effect the exercise of all outstanding vested and unvested options and warrants). Accordingly, these persons and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that entrenchment of management or conflicts of interest may exist or arise.

Future sales of our common stock could lower the market price of our common stock.

Sales of substantial amounts of our shares in the public market could harm the market price of our common stock, even if our business is doing well. An aggregate of 42,001,869 shares of our common stock were outstanding as of November 30, 2007. Approximately 14,693,768 shares of our common stock outstanding as of November 30, 2007 were eligible for sale in the public market under SEC Rules 144, 144(k), and 701, subject in some cases to volume and other limitations. In addition, as of November 30, 2007:

•	2,777,783 shares issuable upon exercise of options and warrants to purchase our common stock were vested and eligible for sale;

•

1,984,345 shares issuable upon the conversion of convertible notes and the exercise of warrants held by Laurus are eligible for immediate sale under a currently effective registration statement covering the resale of such shares by Laurus (but only if Laurus elects to convert or exercise such notes and warrants and subject to certain volume limitations on conversion and exercise); and

•

8,343,415 shares issuable upon the conversion of convertible debentures and the exercise of warrants held by investors in our September 2006 private placement are eligible for immediate sale (but only if such investors elect to convert or exercise such debentures and warrants).

•

9,041,198 shares issuable upon the conversion of convertible debentures and the exercise of warrants held by investors in our February 2007 private placement are eligible for immediate sale (but only if such investors elect to convert or exercise such debentures and warrants).

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the registered certified public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. The requirement for a report of management, as currently in effect, will first apply to our annual report on Form 10-K for our fiscal year ending September 30, 2008. The requirement for our auditor to attest on management assessment will apply for the fiscal year ending September 30, 2009 although SEC has proposed extending the time for another year. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

None.

ITEM 2.	PROPERTIES

Our principal executive office and administrative office is located in Tampa, Florida and consists of approximately 9,800 square feet pursuant to a lease agreement expiring on September 30, 2011.

Our Analytica subsidiary leases approximately 13,800 square feet of office space in New York, New York and approximately 22,500 square feet of office space in Lorrach, Germany. The New York office is occupied pursuant to a lease that will expire on August 31, 2010. The Lorrach lease will expire on November 1, 2011.

Our majority-owned Biovest subsidiary leases approximately 17,000 square feet in Worcester, Massachusetts, which it uses for clinical trial vaccine production, offices, storage, and future expansion. The Worcester facility is occupied pursuant to a lease, and we have extended our lease term on this facility through February 28, 2010. Biovest also occupies a facility in Minneapolis, Minnesota that it uses for offices, a laboratory, manufacturing, warehousing, and contract cell culture services. This facility, which consists of approximately 33,000 square feet, is occupied pursuant to a lease agreement that is currently operating on a month-to-month basis. Biovest also leases approximately 24,000 square feet in St. Louis, Missouri, which it uses for the assembly, marketing and distribution of its AutovaxID instruments and associated cultureware. The lease will expire on January 31, 2010.

We plan to continue to evaluate our requirements for facilities. We anticipate that as our development of SinuNase and BiovaxID advances and as we prepare for the future commercialization of these products, our facilities requirements will continue to change on an ongoing basis.

ITEM 3.	LEGAL PROCEEDINGS

Accent Rx, Inc. complaint:

In October 2002, the Company’s wholly-owned subsidiary, Accent RX, Inc, acquired the assets and certain liabilities of American Prescription Providers, Inc. and American Prescription Providers of New York, Inc., collectively, referred to as APP, which at the time of purchase operated a mail-order specialty pharmacy focused on filling prescriptions for AIDS patients and organ transplants. Following the purchase of APP’s assets, Accent RX operated the mail-order business until it sold the assets of this business in December 2003 to a third-party in an arm’s length transaction. After the sale of the APP assets, Accent RX ceased to engage in business, and Accent RX currently has nominal assets. On May 23, 2007, Accent RX was served with a complaint filed in the United States District Court – District of Massachusetts. The action was brought on behalf of the United States by the Relator Christine Driscoll and on behalf of the States of California, Delaware, Florida, Hawaii, Illinois, Massachusetts, Nevada, Tennessee, Texas, and Virginia and the District of Columbia (collectively, “the States”) by the Co-Relators Christine Driscoll and Frank Garcia under the states’ respective qui tam statutes. The complaint alleges violations of the Federal False Claims Act (“FCA”) and of analogous state qui tam statutes. The complaint identifies APP and other defendants as “preferred providers” of Serostim, a drug manufactured by Serono, Inc. and used to treat AIDS-associated weight loss, wasting, and/or catabolism. The plaintiffs allege that, although Serono, Inc. gave the preferred providers a 3.75 percent discount on the price of Serostim, the preferred providers billed the Health Care Finance

Administration of the United States (“HCFA”) and other third party payors for the full price of Serostim. The complaint further alleges that the preferred providers violated the Anti-Kickback Statute of the Medicare-Medicaid Antifraud and Abuse Amendments by (i) failing to disclose the discount to the HCFA and the other third party payors (receipt of illegal remuneration) and (ii) submitting claims for payment to HCFA for the full price of Serostim rather than the discounted price (submitting false claims). Additionally, the complaint alleges that, through these violations and by accepting payments from HCFA for the full price of Serostim, the preferred providers violated the Federal False Claim Act. The complaint goes on to allege that the actions of the preferred providers violated the California False Claims Act, the Delaware False Claims and Reporting Act, the District of Columbia Procurement Reform Amendment Act, the Florida False Claims Act, the Hawaii False Claims Act, the Illinois Whistleblower Reward and Protection Act, the Nevada False Claims Act, the Tennessee Medicaid False Claims Act, the Texas Medicaid Fraud Prevention Law, and the Virginia Fraud Against Taxpayers Act. The complaint requests, among other things, that each of the preferred providers (i) be ordered to repay and disgorge all money received as a result of its violations of the Federal False Claim Act, (ii) be assessed and ordered to pay an amount equal to three times the amount of money received as a result of its violations of the Federal False Claim Act, and (iii) be required to pay damages in an amount equal to three times the amount of damages that California, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Massachusetts, Nevada, Tennessee, and Virginia have sustained as a result of its actions. We intend to defend this action.

Analytica litigation:

The Company’s subsidiary, Analytica International, Inc. is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims alleging that he is owed contractual bonus and other compensation and seeking damages for wrongful termination against Analytica, the Company and an officer of the Company. We filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007, the Court granted our motion and dismissed defendant’s counterclaims against our officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. The defendant refiled an Amended Counterclaim in July 2007, and we have filed a motion seeking to dismiss virtually all claims in the Amended Counterclaim. We have indicated that we plan to pursue our affirmative claims in this matter vigorously and will assert all available defenses against the counterclaims, which we believe are without merit.

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

Market For Registrant’s Common Equity And Related Stockholder Matters

Quarterly High / Low Company Stock Price – ABPI

FY 2007

	2007
	High	Low
First Quarter	4.08	2.16
Second Quarter	4.50	3.07
Third Quarter	3.39	2.50
Fourth Quarter	2.80	1.66

Number of Common Shareholders

As of December 1, 2007, there were approximately 150 stockholders of record of our common stock.

Performance Graph

COMPARISON OF THREE YEAR TOTAL RETURN AMONG ACCENTIA BIOPHARMACEUTICALS, INC., RUSSELL MICROCAP INDEX & NASDAQ BIOTECHNOLOGY INDEX

10/28/05	9/30/06	9/30/07

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

Amendments of Articles of Incorporation or Bylaws

On December 27, 2007, we approved and adopted amendments to Section 6.1 and 6.4 of the Company’s Bylaws to provide for the issuance of uncertificated shares of the Company and the trading of the Company’s securities in book-entry form. The Board of Directors adopted these amendments to its Bylaws to comply with the requirements of the NASDAQ that the securities of listed issuers be eligible for listing and transfer through the Direct Registration System. A copy of the Amended and Restated Bylaws effective December 27, 2007 is filed herewith as Exhibit 3.3.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans as of September 30, 2007 (our last completed fiscal year end) were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted- average exercise price of outstanding options, warrants, and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by stockholders	2,529,523	$3.93	933,308
Equity compensation plans not approved by stockholders	—	N / A	—

Total	2,529,523	$3.93	933,308

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our financial statements and the related notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” included elsewhere in this filing. The selected consolidated financial data as of September 30, 2007, 2006 and 2005 and for the years then ended have been derived from our audited consolidated financial statements included elsewhere in this filing.

	Years ended September 30,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Net sales	$18,283	$25,058	$25,195	$25,936	$9,908
Cost of sales	6,761	8,385	8,234	8,814	2,936

Gross margin	11,522	16,673	16,961	17,122	6,972
Operating expenses:
Research and development	15,456	14,010	9,589	4,210	6,112
Research and development, related party	4,418	551	1,319	1,309	—
Sales and marketing	8,199	13,973	15,164	12,015	4,366
General and administrative	21,519	23,300	21,086	17,021	8,868
Royalties	—	1,460	1,717	387	—
Impairment charges	3,624	3,310	358	360	—
Other operating expense, related party	—	—	—	2,500	—

Total operating expenses	53,216	56,604	49,233	37,802	19,346

Operating income (loss)	(41,694)	(39,931)	(32,272)	(20,680)	(12,374)
Other income (expense):
Interest expense	(19,279)	(5,412)	(1,697)	(1,241)	(230)
Interest expense, net, related party	(52)	(1,092)	(2,120)	(1,485)	(338)
Loss on sale of assets	(1,202)	—	—	—	—
Derivative gain (loss)	10,383	1,241	(1,141)	—	—
Convertible debenture inducement loss	(4,548)	—	—	—	—
Settlement expense	—	—	—	—	(1,563)
Loss on extinguishment of debt	(11,797)	—	(4,808)	—	—
Loss on extinguishment of debt, related party	—	—	(2,362)	—	—
Loss on financing transaction	(8,781)	—	—	—	—
Absorption of prior losses against minority interest	277	1,690	150	—	—
Other income (expense)	(60)	109	(56)	78	—

Loss before non-controlling interest in losses from variable interest entities and income taxes	(76,753)	(43,395)	(44,306)	(23,328)	(14,505)
Non-controlling interest in losses from variable interest entities	742	—	—	—	—
Income tax benefit	—	—	—	—	180

Net loss from continuing operations	(76,011)	(43,395)	(44,306)	(23,328)	(14,325)
Discontinued operations:
Gain on sale of discontinued operations, net of income tax expense	—	—	—	1,618	—

Loss from discontinued operations, net of income tax benefit	—	—	(430)	(1,516)	(2,347)

Net loss	(76,011)	(43,395)	(44,736)	(23,226)	(16,672)
Preferred stock dividends	—	(41)	(5,552)	(5,262)	—

Loss attributable to common stockholders	$(76,011)	$(43,436)	$(50,288)	$(28,488)	$(16,672)

Weighted average shares outstanding, basic and diluted (1)	34,425	27,891	5,147	4,876	4,729
Per share amounts, basic and diluted (1) :
Loss attributable to common stockholders per common share for:
Continuing operations and minority interest	$(2.21)	$(1.56)	$(9.69)	$(5.86)	$(3.01)
Discontinued operations	—	—	(0.08)	0.02	(0.51)

Loss attributable to common stockholders	$(2.21)	$(1.56)	$(9.77)	$(5.84)	$(3.52)

(1)	See Note 1 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share and number of shares used in computing historical basic and diluted net loss per share.
(2)	There were no cash dividends to common shareholders in the years ended September, 2007, 2006, 2005, 2004, and 2003.

ITEM 6.	(Continued)

	September 30,
	2007	2006	2005	2004(1)	2003(1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,623	$15,392	$2,763	$1,905	$2,937
Working capital	(53,079)	(18,901)	(40,623)	(31,462)	(23,104)
Total assets	33,047	57,136	36,381	28,133	23,387
Total liabilities	93,170	79,977	66,032	49,093	40,266
Non-controlling interest in variable interest entity	4,974	3,600	—	—	—
Total stockholders’ deficit	(65,097)	(26,441)	(29,352)	(20,960)	(16,880)
Long-term obligations	26,934	29,391	15,319	9,976	7,654

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of late-stage, targeted therapeutic clinical products. We have three products in or entering Phase 3 clinical trials, two of which have fast-track status. All three products modify the immune system to treat disease. Our first such product candidate, SinuNase, is being developed as a treatment for chronic sinusitis (CS) which the medical establishment also refers to as chronic rhinosinusitis (CRS), which is a chronic inflammatory condition of the paranasal sinuses that among others, results in nasal congestion, facial pain and pressure, nasal discharge, and headaches. SinuNase is an amphotericin B suspension that is self-administered into a patient’s nasal cavity for the treatment of CS. If approved by the FDA, we expect that SinuNase would be the first and only foreseeable pharmaceutical product indicated for the treatment of chronic sinusitis. In April 2005 we submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase. In December 2006 , we commenced the first of two Phase 3 clinical trials for SinuNase for patients who have recurrent CS whose disease severity has warranted surgical intervention for CS sometime in the past, and in November 2007 we completed randomization of all patients required under the SinuNase Phase 3 clinical trial protocol. We expect unblinding of the Phase 3 primary endpoint before the end of March 2008.

Our second product candidate, BiovaxID, under development by our subsidiary, Biovest International Inc., a publicly held company in which we currently hold approximately 76% of the outstanding capital stock (“Biovest”) is a patient-specific anti-cancer vaccine to treat follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007 the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. We implemented a data lock in December 2007 to define the clinical trial data to be analyzed and the focus of the clinical trial shifted to the planned interim analysis.

Our third product candidate, Revimmune, is being developed as a treatment for multiple sclerosis (MS). MS is an autoimmune disease that affects the central nervous system (CNS). Myelin, a fatty tissue, surrounds and protects the nerve fibers of the CNS and helps those nerve fibers to conduct electrical impulses. In MS that myelin sheath is lost in different areas and results in scar tissue which is known as sclerosis. Since the myelin or the nerve fibers are damaged the nerves itself cannot conduct electrical impulses from and to the brain which results in the symptoms of MS. As a result MS is characterized by recurrent episodes of demyelination and inflammation within the central nervous system. Revimmune therapy consists of approximately four consecutive days of in-patient or out-patient treatment with an ultra-high intensity, short-course of an intravenous formulation of an approved drug (cyclophosphamide). This treatment seeks to “reboot” a patient’s immune system, thereby eliminating the autoimmunity which is characteristic of MS. The “rebooting” process is achieved by temporarily eliminating peripheral immune cells, including the immune cells causing the autoimmunity, while selectively sparing the stem cells in the bone marrow. The surviving stem cells are able, typically within two-three weeks, to repopulate the body with a nascent immune system which lacks misdirected immunity to self-antigens. In July 2007 the Company filed a pre-IND submission with the FDA for the commencement of a Phase 3 clinical trial and conducted pre-IND meetings. We are preparing to file our IND with the FDA in the first half of calendar 2008. The Company believes that Revimmune may additionally have applications for the treatment of a variety of autoimmune diseases other than MS, including Systemic Lupus, Myasthenia Gravis and Aplastic Anemia.

We are a vertically-integrated commercial enterprise with competencies in the identification, development, regulatory approval, pricing, reimbursement, managed care contracting, manufacturing, and sales and marketing of biopharmaceuticals and medical devices. We currently market pharmaceutical products through our Accentia Pharmaceuticals division, which has a dedicated specialty sales force. Our pharmaceutical product consulting business provides a broad range of services, including product candidate selection, outcomes research on the economic profiles of pharmaceuticals and biologics, pricing and market assessment on these products, reimbursement strategies and various services designed to expedite clinical trials to companies and institutions in the pharmaceutical, biotechnology, and medical markets as well as for our internal use. Our instrument business manufactures equipment used in the production of cells and other biologics based on the hollow-fiber production method and includes our newly introduced automated instrument, AutovaxID.

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

In June 2003, we acquired 81% interest of Biovest International, Inc., for investment of $20.0 million in Biovest pursuant to an investment agreement. Biovest is a biologics company that is developing our BiovaxID patient-specific vaccine for the treatment of follicular non-Hodgkin’s lymphoma. Biovest also produces custom biologic products for a wide variety of customers, including biopharmaceutical and biotechnology companies, medical schools, universities, hospitals, and research institutions. We currently own of record approximately 76% of common stock of Biovest with the minority interest being held by approximately 500 shareholders of record. Biovest common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and Biovest therefore files periodic and other reports with the SEC.

In December 2003, we acquired substantially all of the assets and liabilities of Private Institute for Medical Outcome Research GmbH, which we have incorporated under the name, Analytica International GmbH for $0.6 million cash and assumption of $0.3 million of net liabilities. As part of the employment agreements with the two former owners, we issued to them warrants to purchase 950,029 shares of our Series B preferred stock that vest over five years and are exercisable at $2.63 per share. Due to the conversion of Series B preferred stock to common stock and to the exercise and cancellation of warrants, currently warrants to purchase 169,193 shares of our common stock at $5.15 per share remain outstanding. Analytica International GmbH is a European-based provider of research, commercialization, and communications services similar to those provided by Analytica. Analytica International GmbH expanded the geographic reach of our analytical and consulting services business throughout the European Union and Asia, and provides us with additional capabilities that we believe will enable us to more effectively identify and attract partners with product candidates and to efficiently develop, clinically test, and market our products.

Business Segments

For financial reporting purposes, our business is divided into two segments: Biopharmaceutical Products and Services and Specialty Pharmaceuticals.

Biopharmaceutical Products and Services

Our Biopharmaceutical Products and Services segment develops late-stage innovative biopharmaceutical products with an emphasis on the respiratory and oncology therapeutic areas. The products currently being developed in this segment consist of SinuNase, BiovaxID and Revimmune. This segment also includes our consulting business, which provides a broad range of services relating to biopharmaceutical product development, and our biologics products business, which is engaged in the production of custom biologic products and cell culture instruments and systems for biopharmaceutical and biotechnology companies, medical schools, universities, hospitals, and research institutions.

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

At our Minneapolis facility, we manufacture hollow fiber perfusion instruments used for the production of cell culture products and disposable products used with these instruments. We also perform research regarding the development of additional instruments including our BiovaxID automated instrument. Further, we manufacture cell culture products for third parties.

We have manufactured BiovaxID for the clinical trial at our facility in Worcester, Massachusetts. If we receive FDA approval of the vaccine, we may continue to manufacture the vaccine at our existing facility in Worcester, although we will likely need to develop additional facilities or utilize third-party contract manufacturers to fully support commercial production for the U.S. markets. To penetrate markets outside of the U.S., we may enter into agreements such as collaborations with well-established companies that have the capabilities to produce the product, licenses, joint ventures or other arrangements to produce and/or market the product in such countries. To facilitate commercial production of the vaccine, we are continuing to develop our proprietary manufacturing equipment, AutovaxID™ to integrate and automate various stages of vaccine production. We believe that the AutovaxID system will reduce the space and staff currently required for production of the vaccine. We are also commercially manufacturing and selling AutovaxID instruments through our existing distributor relationships, including with VWR International, Inc.

At our St. Louis, Missouri facility we conduct limited final assembly, marketing support, shipping and administrative functions relating to our AutovaxID automated instruments.

Specialty Pharmaceuticals

Our Specialty Pharmaceuticals segment, which is based in Tampa, Florida, markets and sells pharmaceutical products that are developed primarily by our third-party development partners. In this segment, we currently sell the Respi~TANN, SinuTest, and Zinotic. Respi~TANN is a prescription antitussive decongestant for temporary relief of cough and nasal congestion, SinuTest is a test used in connection with the diagnosis of CS, and Zinotic is a treatment of superficial infections of the external ear. In this segment, we generated net sales of $4.6 million, $7.5 million and $10.7 million for the years ending September 30, 2007, 2006 and 2005, respectively

We licensed or obtained distribution or marketing rights to our current specialty pharmaceutical products from third parties who had developed these products. We fund our partners’ development activities primarily through milestone payments that are based on the partner achieving specified development goals. Milestone payments to our development partners were $2.0 million, $2.0 million and $1.4 million in the years ending September 30, 2007, 2006, and 2005, respectively.

Fluctuations and Operating Results

We anticipate that our results of operations will fluctuate from quarter to quarter for several reasons, including:

•	the timing and extent of our development activities and clinical trials for SinuNase, BiovaxID, Revimmune, and any biopharmaceutical products that we may develop in the future;

•	the timing and outcome of our applications for regulatory approval for our product candidates;

•	the timing and extent of our adding new employees and infrastructure;

•	the timing of any milestone payments, license fees, or royalty payments that we may be required to make; and

•	seasonal influences on the sale of certain specialty pharmaceutical products sold primarily during the cough and cold season.

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

We make periodic adjustments to our monthly net sales for estimated chargebacks, rebates, and potential product returns we anticipate might ultimately be required. These adjustments are based on inventory quantity reports provided by our largest wholesale customers, sales activity reports generated by group purchase organizations with which we have rebate contracts, and sales activity data provided by a third-party provider of such data. Our net sales typically reflect an adjustment of 13% of gross sales for charge-backs/rebates and about 11% for product returns that are recorded in the form of a reserve. The percentage of adjustments to net sales will continue to be evaluated each quarter and modified when necessary.

Actual product returns, chargebacks, and other sales allowances incurred are dependent upon future events and may be different than our estimates. We continually monitor the factors that influence sales allowance estimates and make adjustments to these provisions when management believes that actual product returns, chargebacks, and other sales allowances may differ from established allowances.

Provisions for these sales allowances are presented in the consolidated financial statements as reductions to gross revenues and included as current accrued expenses in the balance sheet. These allowances approximated $1.7 million and $3.1 million for the years ended September 30, 2007 and 2006.

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

Inventory in our Biopharmaceutical Products and Services segment includes raw materials and component parts used in the assembly of instruments and cultureware for our Biovest subsidiary and totaled $0.7 million at September 30, 2007, an increase from raw materials inventory of $0.1 million at September 30, 2006. Estimates for obsolete and unsaleable inventory are determined by management and updated quarterly. We had a reserve of $0.3 million at September 30, 2007, and $0.6 million at September 30, 2006 against the amounts of inventory classified as current for inventory that management has deemed obsolete and unsaleable.

Specialty Pharmaceuticals inventory consists primarily of trade products and samples, which totaled $0.8 million at September 30, 2007, a decrease of $0.5 million from September 30, 2006. These inventories are warehoused at a third-party distribution center located in Memphis, Tennessee. All distribution, inventory control, and regulatory reporting are outsourced to this third party. Inventories are written-off if the product dating has expired or the inventory has no market value.

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

We capitalized goodwill in the amount of $0.9 million in connection with our acquisition of Analytica in April 2002. In connection with the IMOR acquisition in December 2003, we capitalized goodwill in the amount of $0.6 million based on the fair value of the acquired assets net of assumed liabilities.

Our major intangible assets with limited useful lives include product rights acquired in connection with our April 2003, acquisition of TEAMM and our June 2003 acquisition of Biovest, as well as a variety of patents, non-competition rights, and purchased customer relationships. We recorded amortization of intangible assets of $1.0 million, $2.2 million, and $2.5 million in the years ended September 30, 2007, 2006 and 2005, respectively. We amortize intangibles based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements and the remaining life of patents on products currently being marketed. We recognized impairment losses of $3.6 million during the year, ended September 30, 2007 in connection with our MD Turbo device and certain trademarks. See further discussions in Note 24 “Impairment of intangible assets”, in our Notes to Consolidated Financial Statements. We recognized impairment losses of $3.3 million during the year ended September 30, 2006 in connection with our Xodol and pain technology. See further discussions regarding purchased customers relationships in Note 24 “Impairment of intangible assets”, in our Notes to Consolidated Financial Statements. We have identified several trademarks and purchased customers relationships as intangible assets with indefinite lives. These are carried at amortized cost $1.4 million as of September 30, 2007 and $1.8 million as of September 30, 2006 and 2005. We recognized impairment losses of $0.3 million during the year ended September 30, 2007 in connection with the “TEAMM” trademark. We recognized impairment losses of $0.4 million during the year ended September 30, 2005 in connection with our SRL technology. We recognized impairment losses of $0.4 million during the year ended September 30, 2004 in connection with our European subsidiary.

Our carrying value of intangible assets at September 30, 2007, 2006 and 2005 is $14.7 million, $17.8 million and $21.2 million, respectively net of accumulated amortization of $5.6 million, $7.8 million and $5.6 million, respectively. We begin amortizing capitalized intangibles on their date of acquisition, as further described in Note 7 to our consolidated financial statements included in this form 10K.

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

Share-Based Compensation

We account for share-based awards to employees and non-employees using the accounting provisions of SFAS No. 123R. This pronouncement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Effective October 1, 2005, we adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R—Accounting for Stock-Based Compensation (“FAS 123(R)”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of our stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The adoption of FAS 123(R) had no impact on our consolidated financial position.

We use the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. In applying the Black-Scholes options-pricing model during fiscal 2007, we assumed no dividend yield, risk-free interest rates ranging from 4.18% to 4.71%, expected option terms ranging from 5.0 to 6.0 years, a volatility factor ranging from 54.17% to 89.53%, share prices ranging from $2.44 to $5.05, and option exercise prices ranging from $2.44 to $8.21.

We recorded stock-based compensation of $3.6 million in the twelve months ended September 30, 2007, which was related to employee and non-employee stock options. $2.4 million was recorded as an expense, and $1.2 million was issued for accrued bonus payable. We recorded stock-based compensation of $1.2 million in the year ended September 30, 2006. In the year ended September 30, 2005, we recorded stock-based compensation of $0.4 million. In all periods, stock-based compensation is classified in various categories.

Derivative instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either not afforded equity classification, embody risks not clearly and closely related to host contracts, or may be net-cash settled by the counterparty. Except as provided in FAS 155, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements. In instances, where we elect not to bifurcate embedded derivative features, the entire hybrid instrument is carried at fair value in the consolidated financial statements.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Variable interest entities

We evaluate all significant arrangements and relationships for indications of variable interest entities pursuant to Financial Accounting Standards Board Interpretation 46R, Consolidation of Variable Interest Entities As discussed in Note 22, during April 2006 and December 2006, we and Biovest entered into financing arrangements that involved entities that met the definition of variable interest entities. As a result, we and Biovest were required to consolidate these entities and reflect the non-controlling interest in the consolidated financial statements as of and for the years ended September 30, 2007 and 2006. The 2007 consolidated financial statement include the variable interest entities as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC and Revimmune, LLC. The 2006 consolidated financial statement include the variable interest entities as follows: Biovest Investment, LLC and Telesis CDE Two LLC.

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

We incurred net operating losses for the years ended September 30, 2007, 2006 and 2005, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal net operating loss carryover of approximately $171.9 million as of September 30, 2007, which expires through 2026. Of this amount, $51.1 million is attributable to Biovest and will no longer be available to offset income generated by the other members of the group.

Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to us. Due to the acquisition transactions in which we have engaged in recent years, we believe that the use of these net operating losses will be significantly limited. In addition, the utilization of our net operating loss carryforwards may be further limited if we experience a change in ownership of more than 50% subsequent to the last change in ownership of September 30, 2003. Accordingly, our net operating loss carryforward available to offset future federal taxable income arising before such ownership changes may be further limited.

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

Results of Operations

Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006

Consolidated Results of Operations

Net Sales. Our net sales for the year ended September 30, 2007 were $18.3 million, a decrease of $6.8 million, or 27%, from the year ended September 30, 2006. The decrease in our consolidated net sales for the year ended September 30, 2007 reflected a decrease of $2.9 million in net sales in our Specialty Pharmaceuticals segment primarily due to the divestiture of our Xodol and Histex product lines in the first quarter of fiscal year 2007, a decrease of $1.3 million in net sales of our Analytica subsidiary and a decrease of $2.3 million in Biovest, primarily due to a decrease in our cell culture instrumentation and disposables, and a decrease of $0.3 million in our compounding segment due to decreased licensing royalties.

Cost of Sales. Our cost of sales for the year ended September 30, 2007 was $6.8 million, or 37% of net sales, compared to $8.4 million, or 33% of net sales, during the year ended September 30, 2006. This represented a decrease of $1.6 million, or 19%, over the year ended September 30, 2006 attributable to the decrease in corresponding sales as described above.

Research and Development Expenses. Our research and development costs were $19.9 million for the year ended September 30, 2007; an increase of $5.3 million, or 36%, over the year ended September 30, 2006. This increase included $9.7 million in SinuNase development compared to $2.5 million in SinuNase development for the same period last year. The increase in expenses in 2007, were the result of the commencement of the SinuNase Phase 3 clinical trials in fiscal 2007. Our Biovest subsidiary research and development expense decreased to $10.2 million in the year ended September 30, 2007 from $12.0 million in the year ended September 30, 2006.

Sales and Marketing expenses. Our sales and marketing expenses were $8.2 million for the year ended September 30, 2007; a decrease of $5.8 million, or 41%, over the year ended September 30, 2006. This decrease was primarily due to a $5.3 million reduction in sales and marketing expense at our Specialty Pharmaceuticals segment which was the result of the Company’s increased focus on respiratory products and the divestiture of certain product lines.

General and Administrative Expenses. Our general and administrative expenses were $21.5 million for the year ended September 30, 2007; a decrease of $1.8 million, or 8%, over the year ended September 30, 2006. This decrease is primarily due to reduction in depreciation and amortization expense of $1.2 million due to the reduction of amortizable assets as a result of impairment or sale of the asset, a net decrease in general expenses of $2.7 million mainly due to reductions in our Analytica subsidiary overhead, offset by a $1.2 million increase in share based compensation to our employees.

Impairment of Intangible Assets. Impairment of intangible assets was $3.6 million for the year ended September 30, 2007 as compared to $3.3 million in expense for the year ended September 30, 2006. This increase was due to expenses relating to the impairment of the MD Turbo product of $3.3 million and “TEAMM” trademark of $0.3 million in FY 2007 compared to a $3.3 million impairment in FY2006. The impairment in 2006 related to products that were subsequently divested in FY 2007.

The Company has deemed that MD Turbo is no longer a viable commercial product and should be considered impaired, due to lack of sales and the reduced market opportunity. The market opportunity for MD Turbo has changed dramatically since the product was launched in June 2006. At the time of its market introduction, MD Turbo was compatible with greater than 90% of all commercially available metered-dose inhalers (MDI). One of the key benefits of MD Turbo was that it contained a built-in dose counter. This important feature helped patients track the number of doses used each month and alerted them when it was time to refill their prescription. In the past 12 months, the majority of manufacturers have re-tooled their products to include a dose counter as well. This “re-tooling” changed the actual physical size of the MDI container and as a result, the majority of MDI’s are no longer compatible with MD Turbo. Another major change in the marketplace has been the shift from CFC (chlorofluorocarbons) based propellants to HFA (a non-CFC) propellants. At market introduction, the majority of MDIs were CFC based and compatible with MD Turbo. The FDA mandated that by 2008, all commercially available MDIs must use the HFA propellant and that CFC propellant products must be phased off the market. The market has already shifted to HFA products and currently, only two (2) HFA products are compatible with MD Turbo.

In addition, the “TEAMM” trademark was impaired resulting in an expense of $0.3 million. This impairment resulted from the change of the Specialty Pharmaceuticals company name from “TEAMM” to “Accentia Pharmaceuticals”.

Royalty expenses. We had no royalty expense for the year ended September 30, 2007, which is a decrease of $1.5 million, or 100%, over the year ended September 30, 2006. This decrease was due to the divestiture of the Xodol product line from which these royalties were derived in FY2006.

Interest Expense. In year ended September 30, 2007, our interest expense was $19.3 million, an increase of $12.8 million, over the year ended September 30, 2006. The increase is due primarily from increased new borrowing in FY2007, and the adjustment to fair market value the convertible debentures of approximately $4.9 million. Interest income was $0.7 million in the year ended September 30, 2007 as compared to nominal interest income in the year ended September 30, 2006.

Loss on sale of assets. Our loss on sale of assets was $1.2 million for the year ended September 30, 2007; an increase of $1.2 million, or 100%, over the year ended September 30, 2006. This increase was primarily due to the divestiture of our Xodol and Histex products in our Specialty Pharmaceuticals segment. The net effect on cash was an increase of $1.3 million.

Derivative gain. Derivative gain was $10.4 million for the year ended September 30, 2007 as compared to a gain of $1.2 million for the year ended September 30, 2006. This increase is related to the derivative instruments associated with the Laurus financing arrangement that commenced in the 2005 fiscal year, the derivative instruments issued in conjunction with the Midsummer transactions in September 2006 and February 2007 and the put associated with the termination investment of the McKesson Biologics Distribution Agreement, and results primarily from the decrease in our common stock price on which the derivative liabilities are based.

Loss on financing transaction. In the year ended September 30, 2007, our loss on financing transaction was $8.8 million compared to no loss for year ended September 30, 2006. This loss is attributable to the issuance of warrants entitling Laurus to purchase Biovest shares owned by Accentia. The warrants were issued in order to obtain consent for various transactions including the termination of a first right of refusal agreement with Biovest, the sale of our interest in Biolender, LLC, and termination of the Biologics Products Commercialization Agreement with Biovest.

Absorption of prior losses against minority interest. Absorption of prior gains against minority interest was $0.3 million in the year ended September 30, 2007, a decrease of $1.4 million, primarily due to the sale of Biovest stock to a third-party in the NMTC 2 transaction.

Preferred Stock Dividends. In the year ended September 30, 2007, we incurred no dividend costs, compared to $0.04 in the year ended September 30, 2006. There was no dividend costs in the year ended September 30, 2007 due to the conversion of all Series E preferred stock to common stock at our Initial Public Offering in November 2005. Dividends for the year ended September 30, 2006 consisted of dividends accrued on our Series E preferred stock.

Loss on extinguishment of debt. The loss on extinguishment of debt for the year ended September 30, 2007 was $11.8 million, which included a $9.8 million loss incurred upon extinguishment of Biovest’s debt with Laurus, and a $2.0 million loss incurred upon the termination of the McKesson Biologics Distribution Agreement. The Laurus extinguishment loss amount was recorded pursuant to the amended agreement dated April 17, 2007 which allows Biovest to defer principal payment on the $7.8 million term loan in exchange for a non-cancelable royalty on AutovaxID revenues with a minimum royalty of $8 million. The McKesson amount was recorded upon the termination of the Biologics Distribution Agreement dated August 22, 2007 in exchange for 1,498,128 shares of Accentia common stock and a put option on the stock.

Convertible debenture inducement loss. Convertible debenture inducement loss for the year ended September 30, 2007 was a $4.5 million loss incurred upon the closing of the February 2007 convertible debentures which included an inducement offer in the form of a discount for September 2006 debenture holders, if they committed to convert a specified balance of those debentures.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the year ended September 30, 2007 was approximately $742,000. $17,600 related to Accentia’s interest in Revimmune, LLC, the balance relates to Biovest’s interest in the New Market Tax Credit entities. The increase over 2006 is due to the consolidation of the variable interest entities taking place in late fiscal year 2006 and in early fiscal year 2007.

Segment Operating Results

	For the Years Ended September 30,
	2007		2006
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$5,004,040		$7,298,503
All other business units	8,739,044		10,310,783

Total Biopharmaceutical Products and Services	13,743,084		17,609,286
Specialty Pharmaceuticals	4,540,240		7,448,762

Total Net Sales	$18,283,324		$25,058,048

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$2,736,286		$3,889,277
All other business units	2,010,493		2,050,633

Total Biopharmaceutical Products and Services	4,746,779	35%	5,939,910	35%
Specialty Pharmaceuticals	2,013,953	44%	2,445,393	32%

Total Cost of Sales	$6,760,732		$8,385,303

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$2,267,754		$3,409,226
All other business units	6,728,551		8,260,150

Total Biopharmaceutical Products and Services	8,996,305	65%	11,669,376	65%
Specialty Pharmaceuticals	2,526,287	56%	5,003,369	68%

Total Gross Margin	$11,522,592		$16,672,745

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$10,209,606		$12,019,543
All other business units	9,664,388		2,541,568

Total Biopharmaceutical Products and Services	19,873,994	145%	14,561,111	82%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$19,873,994		$14,561,111

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$—		$146,258
All other business units	—		320,946

Total Biopharmaceutical Products and Services	—	0%	467,204	3%
Specialty Pharmaceuticals	8,199,095	180%	13,505,550	181%

Total Sales and Marketing Expenses	$8,199,095		$13,972,754

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the year ended September 30, 2007 were $13.7 million, a decrease of $3.9 million, or 22%, from the year ended September 30, 2006. This decrease was attributable primarily to a decrease of $1.3 million in net sales of our Analytica International subsidiary and a decrease of $2.3 million in our Biovest subsidiary primarily due to a decrease in our cell culture instrumentation and disposables sales, and a decrease of $0.3 million in our compounding segment due to decreased licensing royalties.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the year ended September 30, 2007 was $4.7 million, or 35% of segment net sales, compared to $5.9 million, or 34% of segment net sales, during the year ended September 30, 2006.

Research and Development Expenses. Our research and development costs were $19.9 million for the year ended September 30, 2007; an increase of $5.3 million, or 36%, over the year ended September 30, 2006. This increase included $9.7 million in SinuNase development compared to $2.5 million in SinuNase development for the same period last year. The increase in expenses in 2007, were the result of the commencement of the SinuNase Phase 3 clinical trials in fiscal 2007. Our Biovest subsidiary research and development expense decreased to $10.2 million in the year ended September 30, 2007 from $12.0 million in the year ended September 30, 2006.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the year ended September 30, 2007, including net sales to related parties, were $4.6 million, a decrease of $2.9 million, or 39%, from the year ended September 30, 2006. This decrease was primarily attributable to the divestitures of our Xodol and Histex product lines and returns of the MD Turbo product.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the year ended September 30, 2007 was $2.0 million, or 44% of net sales, compared to $2.4 million, or 32% of net sales, during the year ended September 30, 2006. The decrease in cost of sales was attributable to a decrease in sales for the period.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the years ended September 30, 2007 or 2006.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $8.2 million in the year ended September 30, 2007; a decrease of $5.3 million, or 39%, over the year ended September 30, 2006. This decrease was primarily due to a reduction in sales related personnel due to diversture of Histex and Xodol.

Impairment of asset. Impairment of asset was $3.6 million for the year ended September 30, 2007 as compared to $3.3 million in expense for the year ended September 30, 2006. This increase was due expenses relating to the impairment of the MD Turbo product of $3.3 million and “TEAMM” trademark of $0.3 million in FY 2007 compared to a $3.3 million impairment in FY2006. The impairment in 2006 related to products that were subsequently divested in FY 2007.

The Company has deemed that MD Turbo is no longer a viable commercial product and should be considered impaired, due to lack of sales and the reduced market opportunity. The market opportunity for MD Turbo has changed dramatically since the product was launched in June 2006. At the time of its market introduction, MD Turbo was compatible with greater than 90% of all commercially available metered-dose inhalers (MDI). One of the key benefits of MD Turbo was that it contained a built-in dose counter. This important feature helped patients track the number of doses used each month and alerted them when it was time to refill their prescription. In the past 12 months, the majority of manufacturers have re-tooled their products to include a dose counter as well. This “re-tooling” changed the actual physical size of the MDI container and as a result, the majority of MDI’s are no longer compatible with MD Turbo.

Due to lack of sales and the reduced market opportunity, the company has deemed that MD Turbo is no longer a viable commercial product and should be considered impaired.

In addition to the impairment of MD Turbo, management determined that the “TEAMM” trademark was impaired resulting in an expense of $0.3 million. The impairment was a result of changing the Specialty Pharmaceuticals company name to “Accentia Pharmaceuticals” from “TEAMM”.

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

Interest Expense, net. In the twelve month periods ended September 30, 2006, our net interest expense was $6.5 million, an increase of $2.7 million over the year ended September 30, 2005. The increase was due primarily to interest and accretion of debt discount on the existing Laurus term note, and increase to our existing Laurus revolver, and to the funding of our second Laurus term note, Pulaski term note, and convertible debentures. Interest income in both years was nominal.

Loss on extinguishment of debt. In the year ended September 30, 2006 we incurred no loss on extinguishment of debt. We incurred an aggregate $7.2 million loss on extinguishment of debt in the year ended September 30, 2005. This consisted of a loss on extinguishment of the, related party line of credit, in the amount of $2.4 million as a result of the conversion of shareholder debt and accrued interest into shares of our Series E preferred stock having an aggregate value in excess of the converted debt. We also incurred a $4.8 million loss on extinguishment of debt as a result of a debt modification which required changing the accounting for freestanding warrants and embedded beneficial conversion option associated with the convertible notes and recording them as derivative liabilities at fair value at September 30, 2005.

Other income (expense). Other expense in the years ended September 30, 2006 and September 30, 2005 were nominal.

Derivative gain (loss). Derivative gain was $1.2 million for the year ended September 30, 2006 as compared to a loss of $1.1 million for the year ended September 30, 2005. This increase was related to the Laurus financing arrangement that commenced in the year ended September 30, 2005 and results primarily from the decrease in our common stock price in fiscal 2006 on which the derivative liabilities are based.

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

	For the Years Ended September 30,
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

Biopharmaceutical Products and Services

Net Sales. Net sales in our Biopharmaceutical Products and Services segment for the year ended September 30, 2006, were $17.6 million, an increase of $3.1 million, or 21%, from the year ended September 30, 2005. This increase was attributable primarily to an increase in net sales of $1.4 million in our Analytica subsidiary and an increase of $2.2 million is sales of instrument hardware and disposables, offset by a decrease in net sales of $0.5 million in our compounding activities.

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

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the year ended September 30, 2006, were $7.4 million, a decrease of $3.2 million, or 30%, from the year ended September 30, 2005. This decrease was primarily attributable to a decrease in Histex I/E sales due to the manufacturer’s voluntary recall of the product, and a decision to increase reserves for chargebacks, rebates, and returns. This additional reserve is considered necessary due to the potential for returns attributable to the Histex I/E recall and the FDA’s guidance related to continued manufacturing of products containing carbinoxamine of which this segment promotes three products containing this ingredient under the Histex label.

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

At September 30, 2007, our cash, cash equivalents and current restricted cash totaled $4.1 million. Excluding restricted cash, our cash and cash equivalents were $1.6 million at September 30, 2007 compared with $15.4 million at September 30, 2006. Restricted cash for September 30, 2007 totals $2.5 million held in escrow for payment of principal and interest coming due in 2008.

We believe that the forthcoming unblinding of the Phase 3 clinical trial data for SinuNase and BiovaxID will be significant milestone events. SinuNase results are anticipated to be available in or around March 2008. BiovaxID results are anticipated to be available in or around April 2008. We believe that our current cash resources available under our lines of credit will be sufficient to fund our operations through the anticipated release of unblinded clinical trial data. As of December 28, 2007, we have approximately $6.5 million available to us under the Hopkins II line of credit subject to compliance with borrowing requirements. We believe that the publication of the aforementioned clinical trial results, if positive as anticipated, will significantly enhance our ability to access additional sources of funding.

We are in active negotiation to restructure or refinance our debt instruments which mature in fiscal year 2008. These debt instruments, excluding Biovest debt instruments, include approximately $13.1 million (net of escrowed funds of approximately $2.5 million) due Laurus Master Funds and Southwest Bank. Further we anticipate that our principal payment obligations under the convertible debentures issued in September 2006 and February 2007 will be largely satisfied without cash payments through redemptions of principal paid with our common stock as permitted by these debt instruments. In addition, our majority owned subsidiary, Biovest, is also in active negotiations to restructure or refinance its debt obligations that become due in fiscal year 2008 which consists of approximately $5.54 million due Laurus Master Funds, Valens Offshore SPV II, Corp, Valens U.S. SPV I, LLC, Southwest Bank, Pulaski Bank and a note payable to an unrelated individual.

We expect to finance our foreseeable cash requirements following the unblinding of the clinical trial data through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, BiovaxID or Revimmune, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at this time. We cannot be certain that additional funding will be available on acceptable terms, or at all.

Capital Raised through Equity Issuances

We have received funding from our initial public offering, private placements of our common and preferred stock, issuance of convertible debenture and from the exercise of warrants and options to purchase capital stock.

Debt Financing

As of September 30, 2007, our long-term debt notes payable, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $63.6 million. We currently have credit facilities with various lenders, including as listed in the following table and discussed individually in detail below:

Instrument	Carrying Value at September 30, 2007	Principal Amount Due at September 30, 2007	Balance Sheet Classification
Credit Facility with Laurus Master Fund, Ltd.:
Convertible amortizing term note	$3,556,173	$4,516,129	Long-term debt
Secured revolving note	8,030,768	8,048,603	Lines of credit
Credit Facility with Laurus Master Fund, Ltd. – Biovest	7,121,871	7,195,613	Long-term debt
Loans from Pulaski Bank	1,750,000	1,750,000	Notes payable
Line of Credit with Hopkins Capital	1,705,000	1,705,000	Lines of credit
Credit Facility with Southwest Bank of St. Louis	4,000,000	4,000,000	Lines of credit
Private Placement of Debentures
September 2006 Convertible Debentures	13,815,417	12,904,359	Long-term debt
February Convertible Debentures	10,759,654	24,640,000	Long-term debt
Other Notes Payable	684,090	757,895	Notes payable
Other Long-term Debt	634,886	634,886	Long-term debt

Carrying values and principal amounts due does not include accrued interest in the table above.

Credit Facility with Laurus Master Fund, Ltd. On April 29, 2005, we entered into a credit facility with Laurus. As of September 30, 2007, a total of $4.5 million in principal amount was outstanding under the term loan portion of the credit facility, while $8.0 million in principal amount was outstanding under the revolving loan portion of the credit facility. Laurus Term Loan payments were approximately $4.2 million for the twelve months ended September 30, 2007. The Laurus line of credit balance decreased approximately $2.0 million for the twelve months ended September 30, 2007.

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

On August 29, 2007, Laurus agreed to make loans to us in excess of the Formula Amount under the Security Agreement dated April 29, 2005. This overadvance is in the amount of up to $4.4 million and was in effect through October 21, 2007.

On October 21, 2007, Laurus extended the overadvance through March 31, 2008. In connection with the extension of the overadvance, we granted Laurus a warrant to purchase up to 4,024,398 shares of our common stock at an exercise price of $2.67.

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

The note payable provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. We evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, we determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, we reclassified an amount of $306,750 which represents the estimated fair value of the default put liability to derivative liability. Upon release of funds under the second tranche, we reclassified $122,700 to derivative liability. The default liability is initially and subsequently carried at fair value with changes recorded in income. Accordingly, approximately $407,000 is recorded as a derivative liability in the accompanying balance sheet on September 30, 2007.

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

These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with Accentia whereby Biovest purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 23).

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. Biovax, Inc., Biovest’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)

(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code)

will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, Biovest and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in the September 30, 2007 balance sheet is approximately $98,000.

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. AutovaxID, Inc., Biovest’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi) AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the financial statements.

•

In connection with the NMTC financing, Biovest and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in the September 30, 2007 balance sheet is approximately $61,000.

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

Loans from Pulaski Bank. On January 16, 2007, Biovest closed an amended and restated loan transaction (the “Loan”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), pursuant to which Pulaski loaned the sum of $1 million to Biovest pursuant to an unsecured Promissory Note (the “Note). The maturity date of this Note (pursuant to an extension) is December 31, 2007. Biovest issued warrants to purchase 25,000 shares of Biovest’s common stock as a loan origination fee. The Note is guaranteed by entities and individuals affiliated with the Company or Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants. The Note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus.

On March 22, 2007, Biovest entered into a short term financing transaction (the “Loan”) with Pulaski, pursuant to which Pulaski agreed to loan up to $750,000 to Biovest pursuant to an unsecured Promissory Note (the “Note). The Note as extended, with interest at the rate of the prime rate minus .05% (7.75% per annum initially) became due on May 21, 2007. On May 3, 2007, Biovest entered into a renewal of the Note, pursuant to which Pulaski and Biovest extending the maturity date of the Note from April 22, 2007 to May 21, 2007. In consideration of this extension, Biovest paid additional closing fees relating to the loan transaction. The Note’s maturity date subsequently been extended to December 31, 2007. The Note is guaranteed by entities and individuals affiliated with Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 409,090 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Guarantor Warrants”). The Guarantor Warrants will expire on March 21, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants. Under the terms of the Note, $18,750 out of the gross proceeds of the Initial Borrowing was paid to Pulaski to cover closing fees relating to the transaction. The Company issued to Pulaski a warrant (the “Pulaski Warrant”) to purchase up to 25,000 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. The Pulaski Warrant will expire on March 21, 2012. Under the terms of the Pulaski Warrant, Pulaski shall have piggy-back registration rights for the shares underlying the Warrant.

Biovest intends to pursue a partial paydown and restructure of the total Pulaski indebtedness and has commenced discussions with Pulaski to accomplish such restructure of the Pulaski debt to long-term status.

Loans from McKesson Corporation. On September 29, 2006, we made a $0.4 million payment to the McKesson Corporation (“McKesson”) to extinguish all remaining outstanding debt and accrued interest with McKesson.

Line of Credit with Hopkins Capital Group II, LLC. In June 2005, we borrowed an aggregate of $0.6 million in the form of a bridge loan from The Hopkins Capital Group II, LLC (“Hopkins II”). Dr. Francis E. O’Donnell, Jr., our Chief Executive Officer and Chairman, is the sole member of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II. The June 2005 bridge loan was evidenced by an unsecured interest-free promissory note that was due on the earlier of August 31, 2005 or the closing of this offering. A total of $0.6 million in principal was outstanding under this bridge loan as of June 30, 2005, and from July 1, 2005 through August 16, 2005, additional advances in the amount of $3.6 million were made by Hopkins II under this loan.

In August 2005, we consolidated these borrowings into a new bridge loan agreement with Hopkins II that provided for the Company to have aggregate borrowing availability of up to $7.5 million in principal amount at an interest rate of 4.25% per annum (the “Line of Credit”). In connection with this agreement, the $4.2 million advanced under the previous Hopkins II bridge loans was converted into an obligation under the Line of Credit. The Line of Credit (including all accrued interest) will become due upon the earlier of December 31, 2008 or the completion by our company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). We may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the Line of Credit becomes due or on which we desire to prepay the loan, we must not be in default under our credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the Line of Credit will not become due and cannot be paid until the first day on which both of these conditions are satisfied. Currently, the amount due Laurus under the Laurus credit facility exceeds $2.5 million.

Under the August 2005 Line of Credit with Hopkins II, the Company has borrowed $1.7 million as of September 30, 2007 and subsequent to this date has made payments to Hopkins II of $.7 million. As of December 27, 2007, we have the right to borrow up to $6.5 million in the aggregate upon ten days’ prior written notice to Hopkins II. Provided, however, that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance or with the consent of Laurus. Loan under the Line of Credit is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until December 31, 2008, maturity date of the loan. The Hopkins II Line of Credit is subordinate to the Laurus credit facility and the McKesson loans, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

On May 15, 2006, Hopkins II elected to convert $3.3 million of outstanding principal and interest into 412,892 shares at $8.00 per share which was an approximate 40% premium over the market price at conversion. Giving effect to this conversion, the outstanding balance on September 30, 2007 was $1.7 million.

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company. In March of 2006 we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (shareholders of our company). As of September 30, 2007, all of the $4.0 million credit facility had been drawn and was outstanding.

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

Private Placement of Convertible Debentures

September 2006 Private Placement

On September 29, 2006, we entered into definitive agreements relating to a private placement (the “September 2006 Private Placement”) of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (the “September 2006 Debentures”). The September 2006 Private Placement resulted in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction. To secure certain amounts payable by us to Laurus, our senior lender, a total of $7.3 million of the proceeds from the September 2006 Private Placement were placed into an escrow account and paid to Laurus when certain amounts become due under our credit facility with Laurus. Total conversions of principal to common stock of approximately $12.1 million occurred during the twelve months ending September 30, 2007 and were exchanged for 4,808,382 shares of common stock upon conversion.

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

Beginning October 1, 2007, and on the 1st of each month thereafter, we are required to redeem 1/37th of the face value of the September 2006 Debentures in cash or, at our election, with shares of our common stock, shares of Biovest common stock held by us, or a combination thereof. Our ability to pay interest with shares of our or Biovest common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. Any payment in common stock of either us or Biovest may not exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the amortization payment. Any of our common stock or Biovest common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment. Any unconverted September 2006 Debentures will become due on September 29, 2010.

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

In connection with the February 2007 Private Placement, we entered into a Registration Rights Agreement under which we filed a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the February 2007 Debentures and Warrants. The registration statement was declared effective on July 17, 2007. Included in the registration statement are short term warrants which were to expire on September 15, 2007; however, they were extended through October 19, 2007.

Cash Resources

At September 30, 2007, our cash, cash equivalents and current restricted cash totaled $4.1 million. Excluding restricted cash, our cash and cash equivalents were $1.6 million at September 30, 2007 compared with $15.4 million at September 30, 2006. Restricted cash for September 30, 2007 totals $2.5 million held in escrow for payment of principal and interest coming due in 2008.

We have lines of credit with Hopkins II and with Laurus which subject to compliance with borrowing requirements may represent additional cash resources of approximately $6.5 million from Hopkins II and $2.7 million from Laurus as of December 27, 2007.

Cash Flows for the Year Ended September 30, 2007

For the year ended September 30, 2007, we used $37.5 million in cash to fund our operating activities of which $10.8 million was Biovest’s use for operating activities. The use for operating activities included a net loss of $76.0 million, a net increase in inventory and inventory deposits of $0.9 million, $0.6 increase in accounts receivable, a decrease in accrued expenses of $1.8 million, payment for prepaid expenses of $0.2 million, and a net change in unbilled revenues and unearned revenue of 1.2 million, offset by an $5.1 million increase in accounts payable.

The use of cash was offset by non-cash increases of approximately $38.2 million related to an $11.8 million loss on extinguish of debt, $8.8 million loss on financing transaction, $4.6 million convertible debenture inducement loss, $3.6 million for impairment of asset, $5.5 million accretion of debt discount, $0.3 million accretion of royalty liability, $4.9 million for change in fair market value of convertible debentures, $2.4 million of stock-based compensation, $1.2 million in loss on sales of assets, $1.0 million of amortization, $0.6 million of depreciation, offset by a $10.4 derivative gain, and $0.7 million non-controlling interest in loss of variable interest entities.

We had net cash flows from investing activities of $0.9 million in the year ended September 30, 2007, primarily consisting of $2.4 million proceeds from restricted cash, and $4.8 million in proceeds from the sale of assets. This was offset by payments for improvements to our Worchester laboratory facility, computer equipment, and office improvements of $0.8 million, and $5.5 million in cash used primarily to acquire product rights for SinuNase and AllerNase.

We had net cash flows from financing activities of $22.8 million in the year ended September 30, 2007. Proceeds from convertible debentures were $18.8 million, proceeds from notes payable were $3.0 million, proceeds from the exercise of stock options and warrants were $2.0 million, and net proceeds from lines of credit were $3.7 million, Proceeds from non-controlling interest’s capital contributions in December 2006 of $2.4 million related to the second New Market Tax Credit transaction. We made payments on our notes payable and long-term debt of $6.9 million, and paid related party payables of $0.1 million.

Our net working capital deficit at September 30, 2007 increased from September 30, 2006 by $34.2 million to $53.1 million, which was attributed largely to our fiscal 2007 loss offset by the net cash flows from our financing activities.

Funding Requirements

We expect to devote substantial resources to further our commercialization efforts for our late-stage clinical products in our Biopharmaceutical Products and Services division, including regulatory approvals of SinuNase, BiovaxID and Revimmune, as well as the commercial launch of Allernase. Our future funding requirements and our ability to raise additional capital will depend on factors that include:

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of September 30, 2007. The long- and short-term debt is reflected as liabilities on our consolidated balance sheet as of September 30, 2007. Operating leases are accrued and paid on a monthly basis.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$43,363	$27,293	$3,130	$—	$73,786
Employment agreements	2,250	2,205	—	—	4,455
Operating lease agreements	2,346	3,653	766	—	6,765

	$47,959	$33,151	$3,896	$—	$85,006

(a)	Includes interest on long-term debt.

The above table does not include any additional amounts that we may be required to pay under license or distribution agreements upon the achievement of scientific, regulatory, and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of drug approval applications to the FDA and approval of such applications. While we cannot predict when and if such events will occur, depending on the successful achievement of such scientific, regulatory and commercial milestones, we may owe up to $1.3 million in fiscal year 2008.

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

During the twelve months ended September 30, 2007, we paid to Collegium Pharmaceutical, Inc. a $0.3 million milestone payment for the successful completion of a 3-month stability study for AllerNase, an intra-nasal steroid which we have under development.

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities has been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently assessing the impact, if any, the adoption of FAS 157 will have on the consolidated financial statements of the Company.

In February, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including and amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the adoption of FAS 159, and the effect, if any, on the Company’s financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management believes the adoption of FIN 48 on October 1, 2007 will have no impact on the Company’s financial position and operative results.

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

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) that occurred during the periods covered by this report that have materially affected, or is reasonably likely to materially affect, such controls.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Departure of Director

On December 27, 2007, Todd D. Thomason submitted his resignation effective as of December 31, 2007, as a director of the Company and from all Board Committees on which he served. Mr. Thomason has informed the Board that his resignation is submitted to allow him to pursue other professional opportunities. The resignation described above was not the result of any disagreement with the Company known to an executive officer of the Company on any matter relating to the Company’s operations, policies or practices.

On November 29, 2007 and effective as of December 31, 2007, the Company’s Board of Directors has adopted the Accentia Biopharmaceuticals, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which is intended to be a Qualified Plan subject to ratification by vote of the Company’s shareholders. A copy of the 2008 Plan is attached hereto as Exhibit 10.175.

The 2008 Plan contains provisions relating to equity compensation to the Company’s Directors. Commencing with the effective date of the 2008 Plan, each Director (for clarification both employee Directors and non-employee Directors) (if he or she continues to serve in such capacity) shall annually during the time the 2008 Plan is in effect, automatically be granted a Non-Qualified Stock Option to purchase a number of shares of Stock that is equal to the sum of (i) 30,000 shares plus (ii) 7,500 shares for each standing Board committee on which the Director serves as of the grant date, plus (iii) 7,500 shares of Stock for each standing Board committee for which the Director serves as the chairperson as of the grant date. Nonqualified Stock Options granted to Directors under the Plan are not vested and cannot be exercised prior to the first anniversary of the date of grant, and thereafter shall vest and may only be exercised with respect to one-third of the Option shares on and after the first anniversary of the date of grant, with respect to two-thirds of the Option shares on a cumulative basis on and after the second anniversary of the date of grant, and with respect to all of the Option shares on a cumulative basis on and after the third anniversary of the date of grant. The exercise price per Share for a Non-Qualified Stock Option granted to a Director under the Plan shall be equal to 100% of the Fair Market Value of a share of Stock on the date of grant of such Option. The first grant date under the plan will be effective at the next annual meeting of shareholders.

Effective as of December 31, 2007, the Company’s Board of Directors has made the following awards pursuant to the 2008 Plan to the Company’s named Executive Officers:

Alan M. Pearce, CFO	275,000
Steven Arikian, M.D., President and C.O.O. of Biopharmaceutical Products and Services	100,000
Samuel S. Duffey, Esq., General Counsel	275,000

Each of the Options granted pursuant to the awards described above have an exercise price of 110% of Fair Market Value on the fifth business day following the date of grant, have a term of ten years, and vest in three equal installments on the date of grant and the first anniversary and second anniversary thereof.

The remainder of the information in response to this item is hereby incorporated by reference to the information under the captions “DIRECTORS AND EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” presented in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

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

During our fiscal year ended September 30, 2007, we were a party to the following transactions with certain of our executive officers, directors, holders of more than 5% of our voting securities, and their respective affiliates. We believe that the terms of these transactions were no less favorable to us than the terms that could have been obtained from unaffiliated third parties.

Conversion of Accrued Dividends on Preferred Stock

During the fiscal year ended September 30, 2006, we issued a total of 17,091 shares of our common stock to the former holders of our Series E Convertible Preferred Stock in satisfaction of accrued but unpaid dividends owing to them with respect to such preferred stock. Our Series E Convertible Preferred Stock automatically converted into common stock upon the closing of our initial public offering in November 2005. The following directors, executive officers, and 5%-or-greater shareholders were among those who acquired shares of our common stock upon the conversion of the unpaid Series E dividends:

Name	Number of Shares Purchased(1)
The Hopkins Capital Group, LLC	4,333
MOAB Investments, LP	5,339
Dennis Ryll, M.D.*	252
Steven Stogel*	2,084
John Dubinsky	1,050

*	Ceased to be a director as of October 2006

Loans Made to the Company by Affiliates and Related Parties

In August 2005, we entered into a credit facility with Hopkins Capital Group II, LLC, otherwise referred to as Hopkins II. Dr. Francis E. O’Donnell, Jr., our Chairman and Chief Executive Officer, is the sole manager of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II. Additionally, Alan M. Pearce, our Chief Financial Officer and a director, and MOAB Investments, L.P. have both loaned funds to Hopkins II, and MOAB Investments, L.P. also holds an equity interest in Hopkins II. MOAB Investments, L.P. is a greater-than-5% shareholder of our company and an entity in which Dr. Dennis Ryll (a director of our company until October 2006) is a limited partner. In May 2006, we issued 412,892 shares of our common stock to Hopkins II as a result of the conversion of $3.3 million in principal and interest under this credit facility at a conversion rate of $8.00 per share, but no other payments have been by us under the credit facility. Hopkins II made additional advances of $0.08 million under the credit facility. As of September 30, 2007, $1.7 million in principal and $0.05 million in accrued but unpaid interest was outstanding under this credit facility. All principal and accrued but unpaid interest under this credit facility will become due on the earlier of December 31, 2008 or the completion by our company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). We may prepay the bridge loan at any time without penalty or premium.

Relationship with Biovest International, Inc.

In June 2003, we purchased 81% of the outstanding capital stock of Biovest International, Inc. for $20.0 million pursuant to an Investment Agreement with Biovest. During the fiscal years ended September 30, 2005 and 2006, we made advances to Biovest in excess of our required investment under the Investment Agreement, and these advances were made under a demand note bearing interest at prime rate. During the fiscal years ended September 30, 2007 and 2006, we made advances to Biovest, of $6.2 million and $4.8 million, respectively under this demand note after fulfilling our remaining payment obligation of $0.07 million under the Investment Agreement. As of September 30, 2007 and 2006, the aggregate amount of principal and accrued but unpaid interest under this demand note was $10.9 million.

Dr. O’Donnell, our Chairman and Chief Executive Officer, is also Vice Chairman and a director of Biovest, and Dr. Arikian, one of our directors and our President and Chief Operating Officer, Biopharmaceutical Products and Services, is also President, Chairman, and Chief Executive Officer of Biovest.

Agreements with Biovest

During the Fiscal Year ended September 30,2007, the following transactions occurred:

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

In order to consummate the foregoing transactions in October 2006, the Company was required to obtain the consent of its senior lender, Laurus, under the Company’s loan agreements with Laurus. In consideration for providing such consent, the Company entered into an agreement with Laurus pursuant to which Laurus consented to the above-described agreements and the Company issued to Laurus a warrant to purchase 10 million outstanding shares of Biovest common stock owned by the Company at an exercise price of $.01 per share. The warrant expires in October 2012. The Company initially recorded this transaction based on the fair value of the warrant as Loss on financing transaction of $8.8 million, and Loss on sale of assets of $0.6 million. The warrant is adjusted to its fair value on each reporting date and has been classified in derivative liabilities (Note 13) in the accompanying consolidated balance sheet.

In April 2006, our Biovest subsidiary granted common stock purchase warrants to Steven Stogel and Dennis Ryll (formerly directors of our company until October 2006) and to Ronald Osman (a greater-than-5% beneficial owner of our common stock) in consideration of their personal guaranty of certain obligations of Biovest under a financing transaction. The warrants entitled Mr. Stogel, Dr. Ryll, and Mr. Osman to purchase 125,000 shares, 500,000 shares, and 250,000 shares of Biovest common stock, respectively, at an exercise price of $1.00 per share.

Relationship with BioDelivery Sciences International, Inc.

We have entered into various transactions with BioDelivery Sciences International, Inc., a publicly traded drug delivery technology company. Dr. O’Donnell is a principal shareholder and Chairman of the Board of BioDelivery Sciences. Previously, Dr. O’Donnell also served as the President and Chief Executive Officer of BioDelivery Sciences. The Hopkins Capital Group, LLC and MOAB Investments, LP are principal shareholders of BioDelivery Sciences. Also, three employees are shared between BioDelivery Sciences and our company.

In April 2004, we entered into a license agreement with BioDelivery Sciences under which BioDelivery Sciences granted us an exclusive license to make, use, or sell its encochleated formulation of amphotericin B for topical treatments for CRS and asthma in the U.S. and European Union. In September 2004, we entered into an asset purchase agreement with BioDelivery Sciences under which we paid BioDelivery Sciences a fee of $2.5 million to expand the geographic scope of the license to make it worldwide and to reduce the royalty percentages to 7% on approved antifungal CRS therapies (but not asthma therapies) that utilize BioDelivery Sciences’ technology and 6% on any unapproved antifungal CRS therapies based on the Mayo Foundation license. Although this agreement remains in effect, we did not make any payments to BioDelivery Sciences under this agreement for royalties or otherwise during the fiscal year ended September 30, 2007.

In August 2004, BioDelivery Sciences acquired Arius Pharmaceuticals, Inc., a pharmaceutical development company that is our development partner for our Emezine product. In March 2004, prior to the acquisition of Arius by BioDelivery Sciences, we obtained exclusive U.S. distribution rights to Emezine under a distribution agreement that we entered into with Arius. Although this agreement remains in effect and Emezine is still under development, we did not make any payments to Arius under this agreement during the fiscal year ended September 30, 2007.

Relationship with Pharmaceutical Product Development, Inc.

In September 2004, Biovest entered into an expanded consulting agreement with PPD pursuant to which we have agreed to pay aggregate fees of approximately $4.6 million to PPD for vaccine-related services, including site development, patient enrollment, vendor management, and regulatory document collection. We paid PPD a total of $1.0 million, $0.1 million and $0.1 million in consulting fees during the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Other Transactions

Warrants issued to related parties

On June 15, 2007, the Company granted the following described warrants to certain related parties in consideration for ongoing guarantees and asset pledges. Prior and current Company borrowings ranging between $6.1 million and $22.7 million have required guarantees and/or collateral pledges (the “Credit Enhancements”) which were provided by Hopkins II, which is affiliated with our CEO, Francis E. O’Donnell, Jr., M.D. and MOAB Investments, LP (“MOAB”) and in some cases their affiliates. The Company believes that the Credit Enhancements significantly reduce the interest expense. In a number of instances, the borrowings were essential financings that management believes might not have been available to the Company without the credit enhancements. Except as provided by the warrants, no consideration or compensation has been paid for the guarantees or pledges.

The Company has granted the following warrants (the “Warrants”) to Related Parties:

(i)	Warrants to purchase 2 million shares of the Company’s common stock to Hopkins II;

(ii)	Warrants to purchase 200,000 shares of the Company’s common stock to MOAB;

(iii)	Each of the warrants have an exercise period (“Term”) of four years from the date of grant;

(iv)	Each of the warrants have an exercise price of $4.32 per share, which represents a 38% premium over the closing price of the Company’s common stock on the date of the grant of the warrants;

(v)	the Warrants vested upon grant;

(vi)	the Warrants are assignable; and

(vii)	holders will have limited piggy back registration rights subject to the reasonable discretion of the Company.

The Company recorded the issuance of these warrants based on their fair value on the date of grant as a $2,620,000 charge to operations during the year ended September 30, 2007 and is included in interest expense in the accompanying 2007 consolidated statement of operations.

Dr. O’Donnell and the Francis E. O’Donnell Irrevocable Trust #1 (an irrevocable trust established by Dr. O’Donnell and in which he is the beneficiary) have pledged publicly traded securities to secure our company’s obligations under its credit facility with Laurus. The pledge remains in effect until the Laurus credit facility is paid in full.

In addition to the Related Party transaction during the fiscal year ended September 30, 2007, the Company entered into an extension agreement making the Hopkins II line of credit available through December 31, 2008. Additionally, on December 27, 2007, the Company granted 175,000 warrants with an exercise price of $2.91 per share and a term of five years to Hopkins II.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The consolidated financial statements as of and for the years ended September 30, 2007, 2006, and 2005 have been audited by Aidman, Piser & Company, independent registered certified public accounting firm. We expect that representatives of Aidman, Piser & Company will be present at the Annual Meeting and will be available to respond to appropriate questions from shareholders.

Audit and Related Fees

The Company engaged Aidman, Piser & Company to perform the audit of the September 30, 2007 and 2006 financial statements and the preparation of the 2006 and 2007 income tax returns.

Audit Fees. The aggregate audit fees billed by Aidman, Piser & Company for the fiscal years ended September 30, 2007 and 2006 were $571,000 and $480,000, respectively. Audit fees consist of fees billed for professional services rendered for the audits of the Company’s (including the Company’s 76% owned subsidiary, Biovest International, Inc.) consolidated financial statements, review of the interim condensed consolidated financial statements, and other professional services rendered in connection with the Company’s registration statements and services that are normally provided by Aidman, Piser & Company in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. The aggregate fees billed by Aidman, Piser & Company for assurance and related services related to the performance of the audit or review of the Company’s consolidated financial statements and not described above under “Audit Fees” were $38,500 and $24,000 in the fiscal years ended September 30 2007 and 2006, respectively. During these two fiscal years, the Company’s audit-related services principally included audit services of the Company’s 401(k) plan financial statements.

Tax Fees. During Fiscal 2007, Aidman, Piser & Company billed $60,000 to the Company for preparing the Company’s 2006 tax returns. The Company has engaged Aidman, Piser & Company to prepare its 2007 tax returns with expected fees for such services of approximately $63,000.

All Other Fees. There were no fees billed by Aidman, Piser & Company during Fiscal 2007 or Fiscal 2006 for professional services other than the services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

The Audit Committee does not believe the provision of non-audit services by the independent accountant impairs the ability of such accountant to maintain independence with regard to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All such services provided and associated fees provided in Fiscal 2007 and 2006 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page F-1.

(2)	Supplemental Schedules

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Item 15(b) below.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Number		Description of Document
2.1		Asset Purchase Agreement, dated as of October 27, 2006, among Accentia, TEAMM Pharmaceuticals, Inc. and Victory Pharma, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference.)

3.1	—	Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

3.3	—	Amended and Restated Bylaws effective December 27, 2007.

4.1	—	Reference is made to Exhibits 3.1 and 3.2.

4.2	—	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.3	—	Agreement of Merger and Plan of Reorganization, dated January 8, 2003, between Accentia, TEAMM Pharmaceuticals, Inc., and TEAMM Principals (filed as Exhibit 4.3 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.4	—	Amended and Restated Agreement of Merger and Plan of Reorganization, dated April 3, 2002, between Accentia, The Analytica Group, Ltd., and The Analytica Group, Inc. (filed as Exhibit 4.4 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.5	—	Merger Agreement, dated September 30, 2003, between Accentia and IMOR Private Institute for Medical Outcome Research GmbH (filed as Exhibit 4.5 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.6	—	Form of Investors’ Rights Agreement and Form of Agreement and Waiver, between Accentia and certain investors named therein including The Joyce A. Aboussie Revocable Trust, Robert Carr, John P. Dubinsky, Charles R. and Ann T. Eveker, D&G Strategic Investments, Hopkins Capital Group, LLC, Lee Kling, McKesson Corporation, MOAB Investments, Gary Munson, DKR SoundShore Oasis Holding Fund, Ltd., John D. Prosperi, Nicholas G. and Linda P. Rallo, Dennis Ryll, MRB&B, LLC, Allen Family Partnership, Alan Hirmes, Harold Harris, Michael Fowler, Nathalie Rallo, Sophia Rallo, Tom MacDonald, Jim Varney, Jane Mingey, Jeffrey Lynford, Steve Kirby, Jeff Tobolski, George Vornas, Mayo Foundation, David Sabino, Donald L. Ferguson Living Trust, and Vincent Keating (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.7	—	Form of Investors’ Rights Agreement and Form of Agreement and Waiver, between Accentia and certain investors named therein including Ronald E. Osman and Steve Stogel (filed as Exhibit 4.7 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.8	—	Amended and Restated Investors’ Rights Agreement, dated January 7, 2005, between Accentia and Pharmaceutical Product Development, Inc., as amended July 8, 2005 and August 11, 2005 (including Assignment and Assumption Agreement, dated June 28, 2005, among the Company, Pharmaceutical Product Development, Inc. and PPD International Holdings, Inc.) (filed as Exhibit 4.8 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.9	—	Series E Convertible Preferred Stock Purchase Agreement, dated January 9, 2004, between Accentia and Pharmaceutical Product Development, Inc. (filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.10	—	Series E Convertible Preferred Stock Purchase Agreement, dated April 15, 2004, between Accentia and Ronald E. Osman (filed as Exhibit 4.10 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.11	—	Form of Series E Subscription Agreement between Accentia and certain investors named therein, including The Joyce A. Aboussie Revocable Trust, Robert Carr, John P. Dubinsky, Charles R. and Ann T. Eveker, D&G Strategic Investments, Hopkins Capital Group, LLC, Lee Kling, McKesson Corporation, MOAB Investments, Gary Munson, DKR SoundShore Oasis Holding Fund, Ltd., John D. Prosperi, Nicholas G. and Linda P. Rallo, Dennis Ryll, MRB&B, LLC, Allen Family Partnership, Alan Hirmes, Harold Harris, Michael Fowler, Nathalie Rallo, Sophia Rallo, Tom MacDonald, Jim Varney, Jane Mingey, Jeffrey Lynford, Steve Kirby, Jeff Tobolski, George Vornas, Mayo Foundation, David Sabino, Donald L. Ferguson Living Trust, Steve Stogel, and Vincent Keating (filed as Exhibit 4.11 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.12	—	Registration Rights Agreement, dated April 3, 2002, between Accentia and Steven Arikian, M.D., John Doyle, Julian Casciano, and Roman Casciano, as amended by Amendment No. 1, dated March 30, 2005, and Amendment No. 2, dated April 29, 2005 (filed as Exhibit 4.12 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.1	—	License Agreement, dated April 12, 2004, between Accentia and BioDelivery Sciences International, Inc., as amended pursuant to an Asset Purchase Agreement dated September 7, 2004 and as further amended by those certain letter agreements dated March 28, 2005 and April 25, 2005 (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.2(b)	—	License Agreement, dated February 10, 2004, between Accentia and Mayo Foundation for Medical Education and Research (“MAYO”), as amended on December 12, 2004 (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.3	—	Exclusive Agreement, dated September 17, 2004, between Accentia and The Board of Trustees of the Leland Stanford Junior University (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.4	—	Investment Agreement, dated April 10, 2003, between Accentia and Biovest International, Inc. (“Biovest”), as amended (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.5(b)	—	Distribution Agreement, dated March 12, 2004, between Accentia and Arius Pharmaceuticals, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.6	—	Biologics Distribution Agreement, dated February 27, 2004, between Accentia and McKesson Corporation (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.7(b)	—	Amended and Restated Distribution and Supply Agreement, dated August 12, 2005, between Accentia and Respirics, Inc. (filed as Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.8(b)	—	Product Development Agreement, dated January 24, 2003, between Accentia and Respirics, Inc. (filed as Exhibit 10.11 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.9	—	Cooperative Research and Development Agreement, dated May 27, 1999, between Accentia and The National Cancer Institute, as amended by that certain amendment dated April 6, 2005 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.10(b)	—	Supply Agreement, dated December 1, 2004, between Accentia and biosyn Arzeneimittel GmbH. (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.11	—	First Amended and Restated Royalty Stream Purchase Agreement, dated August 11, 2005, between Accentia and Pharmaceutical Product Development, Inc. (filed as Exhibit 10.15 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.12	—	Office Lease, dated May 1, 2004, between Accentia, as Tenant, and AP Southeast Portfolio Partners, LP, as Landlord (filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.13	—	Standard Form of Lease, dated April 1, 2004, between Accentia, as Tenant, and Pizzagalli Properties, LLC, as Landlord, as amended (filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.14	—	Agreement of Lease, dated December 1998, between Accentia, as Tenant, and We’re Associates Company, as Landlord (filed as Exhibit 10.18 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.15	—	Agreement of Lease, dated February 26, 2002, between Accentia, as Tenant, and Heartland Rental Properties, LLC, as Landlord, as amended (filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.16	—	Lease, dated March 22, 2005, between 460 Park Associates, as Landlord, and Accentia, as Tenant (filed as Exhibit 10.20 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.17	—	Space Lease, dated October 26, 1995, between Accentia, as Tenant, and Worcester Business Development Corporation, as Landlord, as amended (filed as Exhibit 10.21 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.18	—	Lease Agreement dated December 2003, between Accentia and IMOR Private Institute for Medical Outcome Research GmbH (filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.19(a)	—	2003 Stock Option Plan, as amended (filed as Exhibit 10.23 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.20(a)	—	Employment Agreement, dated January 1, 2005, between Accentia and Dr. Francis E. O’Donnell (filed as Exhibit 10.24 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.21(a)	—	Employment Agreement, dated April 3, 2002, between Accentia and Dr. Steven R. Arikian, as amended (filed as Exhibit 10.25 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.22(a)	—	Second Amended and Restated Executive Employment Agreement, dated December 31, 2004, between Accentia and Martin G. Baum, as amended on February 10, 2005 (filed as Exhibit 10.26 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.23(a)	—	Employment Agreement, dated January 1, 2005, between Accentia and Alan M. Pearce (filed as Exhibit 10.27 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.24(a)	—	Employment Agreement, dated January 1, 2005, between Accentia and Samuel S. Duffey (filed as Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.25	—	Form of Director and Officer Indemnity Agreement (filed as Exhibit 10.29 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.26	—	Form of Warrant for Purchase of Common Stock granted by Accentia to Common Stock Holder (filed as Exhibit 10.32 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.27(a)	—	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.33 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.28(a)	—	Form of Incentive Stock Option Agreement (filed as Exhibit 10.34 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.29(a)	—	2005 Equity Incentive Plan (filed as Exhibit 10.35 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.30	—	Revolving Credit Agreement, dated March 30, 2004, between Missouri State Bank and Trust Company and Accentia, as amended on March 22, 2005 (filed as Exhibit 10.36 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.31	—	Accentia Assumption of Debt and Security Agreement, dated December 31, 2003, between Accentia and McKesson Corporation, as amended by the First Amendment, dated February 9, 2005, and as modified on May 31, 2005, June 28, 2005, July 8, 2005, August 15, 2005, and September 13, 2005 (filed as Exhibit 10.39 to the Registration Statement on Form S-1 (Amendment No. 8) filed on October 3, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.32	—	Forbearance Agreement, dated December 9, 2003, between Accentia, Accent Rx, Inc. and McKesson Corporation (filed as Exhibit 10.40 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.33	—	Warrant Purchase Agreement, dated December 1, 1998, between Accentia and McKesson Corporation (filed as Exhibit 10.41 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.34	—	Credit Agreement, dated November 30, 1998, between Accentia and McKesson Corporation (filed as Exhibit 10.42 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.35	—	Security Agreement, dated November 30, 1998, between Accentia and McKesson Corporation (filed as Exhibit 10.43 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.36	—	Lease Agreement, dated November 2004, between Accentia and Bay Villa Developers, Inc., as General Partner for Hyde Park Plaza Associates, Ltd. (filed as Exhibit 10.64 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.37	—	Post Residential Rental Agreement, dated April 15, 2005, between Accentia and Post Apartment Homes, L.P. (filed as Exhibit 10.65 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.38(b)	—	Manufacturing and Supply Agreement, dated August 23, 2002, between Accentia and Kiel Laboratories (filed as Exhibit 10.66 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.39	—	Securities Purchase Agreement, dated April 29, 2005, between Accentia and Laurus Master Fund, Ltd. (“Laurus”) (filed as Exhibit 10.67 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.40	—	Security Agreement dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.68 to on Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.41	—	Amended and Restated Secured Convertible Term Note, dated April 29, 2005, of Accentia payable to Laurus (filed as Exhibit 10.69 to the Registration Statement on Form S-1 filed on March 6, 2006 (Registration No. 333-132237) and incorporated by reference).

10.42	—	Amended and Restated Convertible Minimum Borrowing Note dated April 29, 2005, of Accentia and Laurus (filed as Exhibit 10.2 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.43	—	Secured Revolving Note dated April 29, 2005, of Accentia and Laurus (filed as Exhibit 10.on7 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.44	—	Stock Pledge Agreement and InterCompany Note Pledge Agreement, dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.72 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.45	—	Amended and Restated Common Stock Purchase Warrant, dated August 16, 2005, granted by Accentia to Laurus (filed as Exhibit 10.73 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.46	—	Subsidiary Guaranty, dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.74 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.47	—	Registration Rights Agreement, dated April 29, 2005, between Accentia and Laurus, as amended (filed as Exhibit 10.75 to the Registration Statement on Form S-1 (Amendment No. 8) filed on October 3, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.48	—	Amended and Restated Registration Rights Agreement dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.5 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.49	—	Promissory Note, dated September 1, 2001, of Accentia payable to Dr. David DeFouw, as modified on January 18, 2005 (filed as Exhibit 10.77 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.50	—	Unsecured Promissory Note, dated June 30, 2005, issued to The Hopkins Capital Group II, LLC (filed as Exhibit 10.79 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.51	—	Unsecured Promissory Note, dated June 30, 2005, issued to The Hopkins Capital Group II, LLC (filed as Exhibit 10.80 to the Registration Statement on Form S-1 (Amendment No. 6) filed on July 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.52	—	Omnibus Amendment and Consent, dated August 16, 2005, between Accentia and Laurus (filed as Exhibit 10.81 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.54	—	Bridge Loan Agreement, dated August 16, 2005, between Accentia and The Hopkins Capital Group II, LLC, together with Bridge Loan Note, dated August 16, 2005 (filed as Exhibit 10.82 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.55(b)	—	Option Agreement, dated December 6, 2005, between Accentia and MAYO (filed as Exhibit 10.83 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.56(b)	—	Licensing and Distribution Agreement, dated November 22, 2005, between Accentia and Collegium Pharmaceuticals, Inc. (filed as Exhibit 10.84 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.57		Promissory Note Dated September 30, 2005 (filed as Exhibit 10.85 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.58		Agreement with Collegium Pharmaceutical, Inc. (filed as Exhibit 10.84 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.59		Overadvance Letter Agreement and Additional Common Stock Purchase Warrant, dated December 29, 2005, between Accentia and Laurus (filed as Exhibit 10.86 to the Registration Statement on Form S-1 filed on March 6, 2006 (Registration No. 333-132237) and incorporated by reference).

10.60		Trust Ratification dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.61		MSB Subordination Agreement dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.3 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.62		Second Omnibus Amendment dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.6 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.63		Joinder Agreement dated February 13, 2006 between TEAMM Pharmaceuticals, Inc. and Laurus (filed as Exhibit 10.8 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.64		Revolving Credit Agreement dated December 30, 2005 between Accentia and Missouri State Bank (filed as Exhibit 10.9 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.65		Revolving Credit Note dated December 30, 2005 between Accentia and Missouri State Bank (filed as Exhibit 10.10 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.66		Security Agreement dated December 30, 2005 between Accentia and Missouri State Bank (filed as Exhibit 10.11 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.67	Continuing Contract of Guaranty dated December 30, 2005 between Accentia, Missouri State Bank, and other parties (filed as Exhibit 10.12 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.68	Security Agreement dated December 30, 2005 between TEAMM Pharmaceuticals, Inc. and Missouri State Bank (filed as Exhibit 10.13 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.69	Stock Pledge Agreement dated December 30, 2005 between The Francis E. O’Donnell, Jr. Irrevocable Trust No. 1 dated May 25, 1990 and Missouri State Bank (filed as Exhibit 10.14 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.70	Securities Pledge and Security Agreement dated December 30, 2005 between Dennis L. Ryll and Missouri State Bank (filed as Exhibit 10.15 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.71	Form of Incentive Option Grant under 2005 Equity Incentive Plan (filed as Exhibit 10.16 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.72	Form of Non-Qualified Option Grant under 2005 Equity Incentive Plan (filed as Exhibit 10.17 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.73	Form of Non-Employee Directors Option Grant under 2005 Equity Incentive Plan (filed as Exhibit 10.18 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.74	Warrant dated February 13, 2006 from Accentia to Laurus (filed as Exhibit 10.19 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.75	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia, and each other Pledgor party thereto (filed as Exhibit 10.1 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.76	Demand Note, dated April 25, 2006, issued by Biovest to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.77	First Bank Subordination Agreement, dated as of April 25, 2006, by and among Laurus, First Bank (“First Bank”) and Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.78	Telesis Subordination Agreement, dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, Inc. (“Biovax”), Biovest and Accentia (filed as Exhibit 10.4 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.79	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Leverage Fund”) to Biolender, LLC (“Biolender”) (filed as Exhibit 10.5 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.80	Loan and Security Agreement, dated as of April 25, 2006, between Leverage Fund and Biolender (filed as Exhibit 10.6 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.81	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (filed as Exhibit 10.7 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.82	Convertible Loan Agreement dated as of April 25, 2006, by and among Biovax, Telesis CDE and Biovest (filed as Exhibit 10.8 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.83	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), Biovest and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (filed as Exhibit 10.9 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.84	Limited Liability Company Agreement of Biolender, LLC, dated April 25, 2006, between Biovest and Accentia (filed as Exhibit 10.10 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.85	Put Option Agreement dated April 25, 2006, between Biovax IC, Leverage Fund, USBCIC and Biolender (filed as Exhibit 10.11 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.86	Purchase Option Agreement dated April 25, 2006, between Biovax IC, Leverage Fund, USBCIC and Biolender (filed as Exhibit 10.12 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.87	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Telesis CDE (filed as Exhibit 10.13 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.88	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (filed as Exhibit 10.14 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.89	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (filed as Exhibit 10.15 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.90	Asset Purchase Agreement dated April 18, 2006 between Biovest and Biovax (filed as Exhibit 10.16 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.91	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and Biovest (filed as Exhibit 10.17 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.92	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Dennis Ryll (filed as Exhibit 10.18 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.93	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Steven Stogel (filed as Exhibit 10.19 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.94	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Donald Ferguson (filed as Exhibit 10.20 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.95	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Ronald Osman (filed as Exhibit 10.21 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.96	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Francis O’Donnell (filed as Exhibit 10.22 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.97	Note and Warrant Purchase Agreement, dated March 31, 2006, between Biovest and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.98	Secured Promissory Note, dated March 31, 2006, issued by Biovest to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.99	Restricted Account Agreement, dated March 31, 2006, among Biovest, Laurus, and North Fork Bank (filed as Exhibit 10.4 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.100	Restricted Account Letter Agreement, dated March 31, 2006, between Biovest and Laurus (filed as Exhibit 10.5 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.101	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (filed as Exhibit 10.8 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.102	Securities Purchase Agreement, dated May 15, 2006, among Accentia and the parties identified as “Buyers” therein (“Securities Purchase Agreement”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.103	Form of Common Stock Purchase Warrant, dated May 15, 2006, issued by Accentia pursuant to Securities Purchase Agreement (filed as Exhibit 10.3 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.104	Registration Rights Agreement, dated May 15, 2006, among Accentia and Buyers under Securities Purchase Agreement (filed as Exhibit 10.2 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.105	Overadvance Letter Agreement, dated July 13, 2006, among Laurus, Accentia, The Analytica Group, Inc., and TEAMM Pharmaceuticals, Inc. (filed as Exhibit 10.1 to Accentia’s Form 8-K filed July 19, 2006 and incorporated herein by reference).

10.106	Amendment to Option Agreement, dated July 20, 2006, between Accentia and MAYO together with Form of Common Stock Purchase Warrant (filed as Exhibit 10.1 to Accentia’s Form 8-K filed July 24, 2006 and incorporated herein by reference).

10.107	Amendment and Consent to Release between Biovest and Laurus dated August 2, 2006 (filed as Exhibit 10.8 to Accentia’s Form 10-Q filed August 14, 2006 and incorporated herein by reference).

10.108(b)	Second Amendment to License Agreement, dated August 22, 2006, between Accentia and MAYO (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.109	Common Stock Purchase Warrant dated August 22, 2006, between Accentia and MAYO (filed as Exhibit 10.2 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.110	Side Letter dated August 22, 2006 between Accentia and MAYO (filed as Exhibit 10.3 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.111	Securities Purchase Agreement, dated as of September 29, 2006, among Accentia and each of the purchasers named therein (including form of Common Stock Purchase Warrant and form of Secured Convertible Debenture issued thereunder) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.112	Registration Rights Agreement, dated as of September 29, 2006, among Accentia and each of the purchasers of Secured Convertible Debentures (filed as Exhibit 10.2 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.113	Registration Rights Agreement, dated as of September 29, 2006, among Biovest, and each of the purchasers of Secured Convertible Debentures (filed as Exhibit 10.3 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.114	Pledge Agreement, dated as of September 29, 2006, among Accentia, each of the purchasers of Secured Convertible Debentures, and American Stock Transfer & Trust Company (filed as Exhibit 10.4 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.115	Asset Purchase Agreement, dated as of October 4, 2006, among Accentia, TEAMM Pharmaceuticals, Inc. and Tiber, Inc. (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 31, 2006 and incorporated herein by reference).

10.116(b)	Amendment No. 1 to the First Amended and Restated Royalty Stream Purchase Agreement between Pharmaco Investments, Inc., dated October 9, 2006 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 19, 2006 and incorporated herein by reference).

10.117	Amendatory and Supplemental Letter Agreement, dated as of October 12, 2006, among Accentia and Argent Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.118	Mutual Termination Agreement, dated as of October 25, 2006, among Accentia, TEAMM Pharmaceuticals, Inc. and Acheron Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.119	Mutual Termination Agreement, dated as of October 25, 2006, among Accentia, TEAMM Pharmaceuticals, Inc. and Ryan Pharmaceuticals, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.120	Fifth Amendment to Distribution Agreement dated as of October 25, 2006, among Accentia, TEAMM Pharmaceuticals, Inc. and Argent Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.121	Sixth Amendment to Distribution Agreement dated as of October 25, 2006, among Accentia, TEAMM Pharmaceuticals, Inc. and Argent Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.122	Trademark Assignment, dated as of October 27, 2006, among Accentia, TEAMM Pharmaceuticals, Inc. and Victory Pharma, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.123	Termination of Agreement Letter, dated as of October 27, 2006, among Accentia and Mikart, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.124	Settlement of Employment and Compensation Related Matters Between Accentia and Martin G. Baum dated October 26, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.125	Settlement of All Accentia Biopharmaceuticals, Inc. and Subsidiary Employment and Compensation Related Matters Between Accentia and Nicholas J. Leb dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.126	Royalty Agreement between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.127	Termination Agreement between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.128	Purchase Agreement of Biolender, LLC between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.129	Consent between Accentia and Laurus dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.130	Common Stock Purchase Warrant, dated October 31, 2006 from Accentia to Laurus (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.131	License and Asset Purchase Agreement, dated as of December 8, 2006, between Biovest and AutovaxID, Inc. (filed as Exhibit 10.1 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.132	License Agreement, dated as of December 8, 2006, between Biovest and AutovaxID, Inc. (filed as Exhibit 10.2 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.133	Secured Promissory Note, dated as of December 8, 2006, made by Biovest for the benefit of Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.134	Loan and Security Agreement, dated as of December 8, 2006, between Leverage Fund and Biolender II (filed as Exhibit 10.4 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.135	Promissory Note, dated December 8, 2006, issued by AutovaxID Investment LLC (“Leverage Fund”) to Biolender II, LLC (filed as Exhibit 10.5 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.136	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the CDE (filed as Exhibit 10.6 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.137	QLICI Loan Agreement, dated as of December 8, 2006, by and among AutovaxID, the CDE and Biovest (filed as Exhibit 10.7 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.138	Subordination Agreement, dated as of December 8, 2006, by and among Laurus, St. Louis New Markets Tax Credit Fund-II, LLC (“CDE”), US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and Biovest (filed as Exhibit 10.8 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.139	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (filed as Exhibit 10.9 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.140	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (filed as Exhibit 10.10 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.141	Guaranty, dated December 8, 2006, made by Hopkins Capital Group II, LLC, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the CDE (filed as Exhibit 10.11 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.142	Limited Liability Company Agreement of Biolender II, LLC, dated December 8, 2006 (filed as Exhibit 10.12 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.143	Put Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (filed as Exhibit 10.13 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.144	Purchase Option Agreement dated December 8, 2006, between AutovaxID, Leverage Fund, USBCIC and Biolender II (filed as Exhibit 10.14 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.145	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Dennis Ryll (filed as Exhibit 10.15 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.146	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Steven Stogel (filed as Exhibit 10.16 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.147	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Donald Ferguson (filed as Exhibit 10.17 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.148	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Ronald Osman (filed as Exhibit 10.18 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.149	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Francis O’Donnell (filed as Exhibit 10.19 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.150	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Alan Pearce (filed as Exhibit 10.20 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.151	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Steven Arikian (filed as Exhibit 10.21 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.152	Subscription Agreement, dated December 8, 2006, between Biovest and SLDC (filed as Exhibit 10.27 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.153	Common Stock Purchase Warrant, dated December 14, 2006 issued by Biovest to Dennis Ryll (filed as Exhibit 10.28 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.154	Common Stock Purchase Warrant, dated December 14, 2006 issued by Biovest to Steven Stogel (filed as Exhibit 10.29 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.155	Common Stock Purchase Warrant, dated December 14, 2006 issued by Biovest to Donald Ferguson (filed as Exhibit 10.30 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.156	Common Stock Purchase Warrant, dated December 14, 2006 issued by Biovest to Ronald Osman (filed as Exhibit 10.31 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.157	Common Stock Purchase Warrant, dated December 14, 2006 issued by Biovest to Hopkins Capital Group II, LLC (filed as Exhibit 10.32 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.158	Common Stock Purchase Warrant, dated December 14, 2006 issued by Biovest to Alan Pearce (filed as Exhibit 10.33 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.159	Common Stock Purchase Warrant, dated December 14, 2006 issued by Biovest to Steven Arikian (filed as Exhibit 10.34 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.160	Notice to Exercise of Option to Terminate Services dated December 15, 2006 from Accentia to Pharmaco Investments, Inc. and Pharmaceutical Product Development, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.161	Securities Purchase Agreement, dated as of February 28, 2007, among Accentia and each of the purchasers named therein (including exhibits) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

10.162	Sublicense Agreement between Accentia and Revimmune, LLC dated February 27, 2007 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

10.163	Amendment to Option Agreement dated May 9, 2007 between Accentia and Mayo (filed as Exhibit 10.11 to Accentia’s Form 8-K filed May 14, 2007 and incorporated herein by reference).

10.164	Third Amendment to the License Agreement dated May 10, 2007 between Accentia and Mayo (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed May 15, 2007 and incorporated herein by reference).

10.165	Letter of Understanding between Accentia and Respirics dated May 10, 2007 filed as Exhibit 10.2 to Accentia’s Form 10-Q filed May 15, 2007 and incorporated herein by reference).

10.166	Form of Common Stock Purchase Warrant (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 19, 2007 and incorporated herein by reference).

10.167	Termination of Biologics Agreement dated August 22, 2007 between Accentia and McKesson Corporation (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 24, 2007 and incorporated herein by reference).

10.168	Overadvance Side Letter dated August 29, 2007 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed September 5, 2007 and incorporated herein by reference).

10.169	Form of the Amendment to Conversion Agreement between Accentia and Midsummer Investment, Ltd. (filed as Exhibit 10.2 to Accentia’s Form 8-K filed September 5, 2007 and incorporated herein by reference).

10.170	Form of Common Stock Purchase Warrant to Debenture Investors (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 25, 2007 and incorporated herein by reference).

10.171	Amendment No. 1 to Overadvance Side Letter dated as of October 21, 2007 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.172	Common Stock Purchase Warrant issued to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.173	Subordination Agreement dated October 31, 2007 between Accentia and LV Administrative Services, Inc. as agent to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed as Exhibit 10.3 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.174	Subordination Agreement dated December 10, 2007 between Accentia and LV Administrative Services, Inc. as agent to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp.

10.175	Accentia’s 2008 Equity Incentive Plan effective as of December 31, 2007.

10.176	Extension Letter dated December 20, 2007 from Southwest to Accentia.

10.177	Agreement & Consent dated December 27, 2007 between Accentia and Hopkins Capital Group II, LLC.

10.178	Common Stock Purchase Warrant issued to Hopkins Capital Group II, LLC.

21	Subsidiaries of the Accentia (filed as Exhibit 21 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-15 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-15 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(a)	Indicates management contract or compensatory plan
(b)	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

Reports on Form 8-K

Current Report on Form 8-K dated January 18, 2007

Current Report on Form 8-K dated February 28, 2007

Current Report on Form 8-K dated February 28, 2007

Current Report on Form 8-K dated March 28, 2007

Current Report on Form 8-K dated April 19, 2007

Current Report on Form 8-K dated May 14, 2007

Current Report on Form 8-K dated June 13, 2007

Current Report on Form 8-K dated June 19, 2007

Current Report on Form 8-K dated June 29, 2007

Current Report on Form 8-K dated August 16, 2007

Current Report on Form 8-K dated August 24, 2007

Current Report on Form 8-K dated September 5, 2007

Current Report on Form 8-K dated September 12, 2007

Current Report on Form 8-K dated September 21, 2007

Current Report on Form 8-K dated October 4, 2007

Current Report on Form 8-K dated October 9,, 2007

Current Report on Form 8-K dated October 9, 2007

Current Report on Form 8-K dated October 18, 2007

Current Report on Form 8-K dated October 25, 2007

Current Report on Form 8-K dated November 2, 2007

Current Report on Form 8-K dated December 11, 2007

Accentia Biopharmaceuticals, Inc.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders

Accentia Biopharmaceuticals, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Accentia Biopharmaceuticals, Inc. and Subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2007, 2006 and 2005. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accentia Biopharmaceuticals, Inc. and Subsidiaries as of September 30, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years ended September 30, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred cumulative net losses of approximately $164.1 million during the three years ended September 30, 2007, $57.8 million of which was attributable to their 76% owned subsidiary, and, as of that date, had a working capital deficiency of approximately $53.1 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
December 28, 2007

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,623,140	$15,391,799
Cash, restricted, net of non-current portion	2,503,330	7,550,817
Accounts receivable:
Trade, net of allowance for doubtful accounts of $542,864 and $366,309 at September 2007 and 2006, respectively	3,637,633	2,719,280
Stockholder	—	170,510
Inventories	1,497,584	1,500,185
Inventory deposits	—	997,149
Unbilled receivables	1,806,584	1,087,159
Deferred finance costs	1,196,000	1,568,000
Prepaid expenses and other current assets	892,026	700,490

Total current assets	13,156,297	31,685,389

Cash, restricted	—	2,328,584
Goodwill	1,193,437	1,193,437
Intangible assets	14,716,072	17,787,377
Furniture, equipment and leasehold improvements, net	1,761,289	1,535,978
Deferred finance costs, less current portion	1,763,815	2,541,028
Other assets	455,597	64,449

	$33,046,507	$57,136,242

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	September 30,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Hybrid financial instrument at fair value	$7,662,925	$—
Other long-term debt	8,195,132	5,652,152
Lines of credit:
Related party	1,705,000	1,060,497
Other	12,030,768	13,925,473
Accounts payable (including related party balances of $1,553,460 and $688,135 at September 30, 2007 and 2006, respectively)	13,202,241	8,016,559
Accrued expenses (including related party balances of $169,658 and $-0- at September 2007 and 2006, respectively)	6,750,086	10,160,946
Unearned revenues	1,456,700	1,787,182
Dividends payable	479,452	479,452
Notes payable	2,399,851	—
Notes payable, related parties	168,412	—
Royalty liability	491,987	—
Customer deposits	878,781	632,320
Deposits, related party	—	3,000,000
Derivative liabilities	10,814,252	5,870,088

Total current liabilities	66,235,587	50,585,669

Long-term debt, net of current maturities:
Hybrid financial instrument at fair value	6,152,492	21,727,869
Other long-term debt	13,877,455	5,293,336
Royalty liability, less current portion	4,604,509	—
Other liabilities, related party	2,299,546	2,370,200

Total liabilities	93,169,589	79,977,074

Non-controlling interest in variable interest entities (Note 22)	4,973,632	3,600,000

Commitments and contingencies (Notes 10, 11, 12, 14, 20, 21, 23)	—	—

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 39,588,900 and 31,716,279 shares issued and outstanding at September 30, 2007, and 2006, respectively	39,589	31,716
Additional paid-in capital	172,449,173	135,102,051
Accumulated deficit	(237,585,476)	(161,574,599)

Total stockholders’ deficit	(65,096,714)	(26,440,832)

	$33,046,507	$57,136,242

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2007	2006	2005
Net Sales
Products	$7,285,508	$10,163,780	$10,882,685
Services	10,997,816	12,414,319	10,460,011
Related party, products	—	2,479,949	3,766,586
Related party, services	—	—	85,500

	18,283,324	25,058,048	25,194,782

Cost of sales:
Products	3,499,092	4,660,605	4,479,395
Services	3,261,640	3,724,698	3,753,930

Total cost of sales (exclusive of amortization of acquired product rights)	6,760,732	8,385,303	8,233,325

Gross margin	11,522,592	16,672,745	16,961,457

Operating expenses:
Research and development	15,456,472	14,009,947	9,588,677
Research and development, related party	4,417,522	551,164	1,319,185
Sales and marketing	8,199,095	13,972,754	15,164,067
General and administrative	21,518,911	23,299,945	21,086,188
Royalty expense	—	1,460,268	1,717,291
Impairment of intangible assets	3,624,230	3,309,932	357,931

Total operating expenses	53,216,230	56,604,010	49,233,339

Operating loss	(41,693,638)	(39,931,265)	(32,271,882)
Other income (expense):
Interest expense	(19,279,017)	(5,411,804)	(1,696,964)
Interest expense, net, related party	(52,082)	(1,092,388)	(2,119,621)
Loss on sale of assets	(1,201,823)	—	—
Derivative gain (loss) (Note 13)	10,383,109	1,241,019	(1,140,732)
Convertible debenture inducement loss (Note 11)	(4,547,503)	—	—
Absorption of prior losses against minority interest	276,901	1,690,010	150,000
Loss on extinguishment of debt (Note 11)	(11,797,457)	—	(4,808,782)
Loss on extinguishment of debt, related party	—	—	(2,361,894)
Loss on financing transaction (Note 14)	(8,780,712)	—	—
Other income (expense)	(60,730)	109,524	(56,384)

Loss before non-controlling interest in losses from variable interest entities, discontinued operations and income taxes	(76,752,952)	(43,394,904)	(44,306,259)
Non-controlling interest in losses from variable interest entities	742,075	—	—

Loss before discontinued operations and income taxes	(76,010,877)	(43,394,904)	(44,306,259)
Loss from discontinued operations, net of $0 income tax benefit	—	—	(430,110)
Income tax benefit	—	—	—

Net loss	(76,010,877)	(43,394,904)	(44,736,369)
Constructive preferred stock dividend	—	—	(4,949,031)
Preferred stock dividends, other	—	(40,739)	(603,097)

Loss attributable to common stockholders	$(76,010,877)	$(43,435,643)	$(50,288,497)

Weighted average shares outstanding, basic and diluted	34,424,555	27,890,825	5,147,222
Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share for:
Continuing operations	$(2.21)	$(1.56)	$(9.69)
Discontinued operations	(0.00)	(0.00)	(0.08)
Loss attributable to common stockholders	$(2.21)	$(1.56)	$(9.77)

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Total
Balances, October 1, 2004	4,876,328	$4,559	20,812,662	$26,208,153	$20,679,709	$(67,852,598)	$(20,960,177)
Issuances of common stock for cash	294,093	611	—	—	617,567	—	618,178
Issuance of preferred stock for cash	—	—	12,220,367	25,754,535	(100,297)	—	25,654,238
Issuance of preferred stock in exchange for debt	—	—	1,401,105	5,311,954	—	—	5,311,954
Issuance of preferred stock in payment of licensing rights	—	—	1,140,034	6,657,600	—	—	6,657,600
Issuance of warrants for product rights	—	—	—	—	200,000	—	200,000
Stock-based compensation	—	—	—	—	434,583	—	434,583
Repurchase of preferred stock warrants	—	—	—	—	(2,000,000)	—	(2,000,000)
Preferred stock dividends	—	—	—	—	4,949,031	(5,552,128)	(603,097)
Net loss for the year	—	—	—	—	—	(44,736,369)	(44,736,369)
Reclassification of derivative liability to equity	—	—	—	—	71,277	—	71,277

Balances, September 30, 2005	5,170,421	$5,170	35,574,168	$63,932,242	$24,851,870	$(118,141,095)	$(29,351,813)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, October 1 2005	5,170,421	$5,170	35,574,168	$63,932,242	$24,851,870	$(118,141,095)	$(29,351,813)
Conversion of preferred shares to common stock	20,910,908	20,911	(35,574,168)	(63,932,242)	63,911,331	—	—
Common stock for cash at initial public offering, net of offering costs	2,400,000	2,400	—	—	14,738,962	—	14,741,362
Common stock in private equity transaction, net of offering costs	1,647,000	1,647	—	—	7,719,073	—	7,720,720
Common stock for finance costs	100,000	100	—	—	349,900	—	350,000
Common stock for cash – options exercised	30,872	31	—	—	74,387	—	74,418
Common stock in cashless warrant exercise	533,253	533	—	—	(391)	—	142
Common stock warrants for deferred financing costs	—	—	—	—	5,714,967	—	5,714,967
Common stock warrants for services	—	—	—	—	82,740	—	82,740
Common stock warrants for intangible assets	—	—	—	—	793,306	—	793,306
Conversion of notes payable and accrued interest to common stock	906,734	907	—	—	7,043,023	—	7,043,930
Conversion of preferred stock dividends to common stock	17,091	17	—	—	136,717	—	136,734
Other comprehensive income	—	—	—	—	—	2,139	2,139
Share-based compensation	—	—	—	—	1,218,813	—	1,218,813
Preferred stock dividends	—	—	—	—	—	(40,739)	(40,739)
Reclassification of derivative liability to equity	—	—	—	—	8,467,353	—	8,467,353
Net loss for the year	—	—	—	—	—	(43,394,904)	(43,394,904)

Balances, September 30, 2006	31,716,279	$31,716	—	$—	$135,102,051	$(161,574,599)	$(26,440,832)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, October 1, 2006	31,716,279	$31,716	—	$—	$135,102,051	$(161,574,599)	$(26,440,832)
Exercise of stock options for cash	769,262	769	—	—	1,025,133	—	1,025,902
Exercise of warrants for cash	363,610	364	—	—	970,475	—	970,839
Share-based compensation	—	—	—	—	2,430,888	—	2,430,888
Stock options issued for accrued bonus payable	—	—	—	—	1,189,633	—	1,189,633
Conversion of debentures to common stock	4,764,528	4,765	—	—	11,545,738	—	11,550,503
Reclassification of capitalized finance cost to equity upon conversion of debentures (Note 11)	—	—	—	—	(859,013)	—	(859,013)
Reclassification of financial instruments from equity to derivative liabilities (Note 11)	—	—	—	—	(3,185,685)	—	(3,185,685)
Fees paid for new market tax credit transactions (Note 23)	—	—	—	—	(541,121)	—	(541,121)
Reclassification of financial instruments from derivative liabilities to equity (Note 11)	—	—	—	—	14,684,426	—	14,684,426
Common stock issued upon termination of biologics distribution agreement	1,498,128	1,498	—	—	3,653,933	—	3,655,431
Common stock warrants issued for financing costs	—	—	—	—	2,766,091	—	2,766,091
Common stock warrants issued for extension of guarantees	—	—	—	—	2,092,377	—	2,092,377
Common stock issued for accrued interest	477,093	477	—	—	1,574,247	—	1,574,724
Net loss for the year	—	—	—	—	—	(76,010,877)	(76,010,877)

Balances, September 30, 2007	39,588,900	$39,589	—	$—	$172,449,173	$(237,585,476)	$(65,096,714)

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(76,010,877)	$(43,394,904)	$(44,736,369)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	1,201,823	179,940	—
Depreciation	564,101	687,035	705,959
Amortization	1,041,047	2,152,105	2,448,916
Share-based compensation	2,430,888	1,218,812	434,583
Accretion of debt discounts	10,377,109	1,963,348	1,181,952
Accretion of royalty liability	249,466	—	—
Fair value of warrants issued for guarantees of debt	4,776,535	350,000	—
Derivative (gain) loss	(10,383,109)	(1,241,019)	1,140,732
Issuance of common stock warrants for services	—	82,740	—
Non-cash absorption of prior losses against minority interest	—	(1,690,010)	—
Non-controlling interest in loss of variable interest entities	(742,075)	—	—
Other non-cash charges	—	2,141	(69,600)
Loss on extinguishment of debt	11,797,457	—	7,170,676
Impairment of intangible assets	3,624,230	3,309,932	357,931
Convertible debenture inducement loss	4,547,503	—	—
Loss on financing transaction	8,780,712	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(619,096)	1,502,450	(1,153,984)
Inventories	(1,178,715)	(486,289)	265,159
Inventory deposits	84,800	(152,409)	(844,740)
Unbilled receivables	(719,425)	(396,273)	(46,405)
Prepaid expenses and other current assets	(156,435)	(315,249)	33,059
Other assets	(391,148)	961,816	(268,567)
Accounts payable	5,122,860	2,496,933	(1,147,670)
Accrued expenses	(1,810,428)	3,788,415	1,996,248
Unearned revenues	61,602	924,086	(428,055)
Customer deposits	(146,623)	(194,730)	(32,048)

Net cash flows from operating activities	(37,497,798)	(28,251,130)	(32,992,223)

Cash flows from investing activities:

Proceeds from sale of assets	4,840,442	13,804	—
Release of restricted cash, net	2,376,071	5,248,183	—
Acquisition of furniture, equipment, and leasehold improvements	(828,364)	(640,938)	(478,743)
Cash paid for acquisition of product rights and other intangibles	(5,475,300)	(1,718,433)	(4,600,593)

Net cash flows from investing activities	912,849	2,902,616	(5,079,336)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

	Years Ended September 30,
	2007	2006	2005
Cash flows from financing activities:

Deferred offering costs	$—	$821,573	$(821,573)
Payments on notes payable and long-term debt	(6,924,296)	(14,765,226)	(2,268,616)
Proceeds from issuance of common stock, net of offering costs of $4,922,917 in 2006	—	22,462,082	618,178
Proceeds from issuance of preferred stock	—	—	25,654,178
Proceeds from the exercise of stock options	1,025,902	74,418	—
Proceeds from the exercise of stock warrants	970,839	—	—
Proceeds from non-controlling investment in variable interest entity	2,400,000	3,000,000	—
Payments made to related party	(139,065)
Proceeds from notes payable	2,989,803	—	—
Payment of Series E preferred stock dividends	—	—	(316,311)
Proceeds (payments) on related party loans	—	(204,665)	4,180,000
Proceeds from convertible debentures (net of $7.3 million cash restricted in 2006 for debt payments)	18,800,001	16,121,416	10,000,000
Proceeds from long-term debt	—	2,000,000	—
Repayment of amounts due to stockholders	—	(439,025)	—
Proceeds from line of credit, net (net of $7.8 million cash restricted in 2006 for debt payments)	3,693,106	8,906,288	1,734,217
Proceeds from minority interest investment	—	—	150,000

Net cash flows from financing activities	22,816,290	37,976,861	38,930,073

Net change in cash and cash equivalents	(13,768,659)	12,628,347	858,514
Cash and cash equivalents at beginning of period	15,391,799	2,763,452	1,904,938

Cash and cash equivalents at end of period (net of restricted cash)	$1,623,140	$15,391,799	$2,763,452

Supplemental cash flow information:
Cash paid for:
Interest	$2,968,613	$2,899,562	$3,424,730
Income taxes	—	—	—

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

2007:

•	The Company issued 4,764,528 shares of common stock upon the conversion of $12.4 million of convertible debentures (face value) with a carrying value of $11.6 million.

•	The Company issued 477,093 shares of common stock for $1.6 million of accrued interest payable.

•

The Company issued 1,498,128 shares of common stock with a fair value of $3.7 million on the date of the agreement upon the termination of a biologics distribution agreement with the McKesson Corporation.

•	The Company reclassified $0.86 million of capitalized finance costs to equity upon the conversion of debentures to equity.

•	The Company reclassified $0.54 million of capitalized finance costs to equity relating to the NMTC transactions.

•	The Company issued warrants with a fair value of $0.08 million for financing costs.

•	The Company issued warrants with a fair value of $2.1 million for extension of Company long-term debt and notes payable guarantees.

•	The Company issued stock options with a fair value of $1,189,633 for accrued bonus payable balances.

2006:

•	The Company issued warrants valued at $0.8 million for product rights.

•	An aggregate of $0.04 million in preferred dividends were declared but unpaid during the year ended September 30, 2006.

•	The Company paid for $5.7 million of Capitalized Finance Costs through the issuance of common stock warrants.

•	The Company converted $7.0 million in debt into equity in 2006.

•	The Company incurred $0.2 million in debt to reduce accrued expenses in 2006.

•	The Company borrowed $7.8 million from Laurus in 2006 which was restricted cash at the time of the transaction. $5.2 million of those restricted funds were released in 2006.

•	$7.3 million of the proceeds from the Convertible Debenture financing were held in escrow and classified as restricted cash as of September 30, 2006.

2005:

•	The Company issued warrants valued at $0.2 million for product rights.

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

•	The Company repurchased 1,424,074 warrants at a cost of $2.0 million, which was financed by a $2.0 million increase in notes payable.

•	An aggregate of $0.3 million in preferred dividends were accrued but unpaid in 2005.

•	The Company repaid $3.0 million net advances from the Missouri State Bank line of credit with a portion of the Laurus note proceeds.

•	In 2005, the Company recognized $4.0 million in discounts associated with warrants and beneficial conversion features for convertible debentures.

See notes to consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Description of business and summary of significant accounting policies:

Business and organization

Accentia Biopharmaceuticals, Inc. and its subsidiaries (collectively referred to as the “Company” or “Accentia”) is a vertically integrated biopharmaceutical company focused on the development and commercialization of drug candidates that are in late-stage clinical development and typically are based on active pharmaceutical ingredients that have been previously approved by the FDA for other indications. Usually these drug candidates can access the accelerated 505(b)(2) regulatory approval pathway which is generally less time-consuming and less expensive than the typical 505(b)(1) pathway that must be used for new chemical entities. The Company’s lead product candidate is SinuNase™, a novel application and formulation of a known therapeutic to treat chronic rhinosinusitis. SinuNase has been granted Fast Track status by the FDA and it is currently in a pivotal Phase 3 clinical trial. The Company has filed a pre-IND application for a pivotal Phase 3 clinical trial of Revimmune, to treat numerous autoimmune diseases with an initial indication targeting refractory relapsing-remitting Multiple Sclerosis. Revimmune is based on pulsed, ultra-high dosing of a well known chemotherapeutic agent under a risk management program. Additionally, the Company acquired in 2003 the majority ownership interest in Biovest International Inc. and its Subsidiaries (collectively, “Biovest”), (BVTI.OB) and a royalty interest in Biovest’s lead drug candidate, BiovaxID™ and any other biologic products developed by Biovest. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID which is a patient-specific anti-cancer vaccine focusing on the treatment of follicular non-Hodgkin’s lymphoma. BiovaxID has been granted Fast Track status by the FDA. In addition to these product candidates, the Company has a specialty pharmaceutical business which markets products focused on respiratory disease and an analytical consulting business that serves customers in the biopharmaceutical industry.

Principles of consolidation

The Company consolidates all entities controlled by ownership of a majority interest and, effective Feburary 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia Biopharmaceuticals, Inc. and its wholly-owned subsidiaries, Analytica International, Inc. (”Analytica”), TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“Accentia Pharmaceuticals”), AccentRx, Inc. (”AccentRx”), and Accentia Specialty Pharmacy (“ASP”); its majority owned subsidiary, Biovest (and its consolidated entities), and Revimmune, LLC (“Revimmune”), an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of Biovest include its wholly owned subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC; and certain variable interest entities of Biovest, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC.

The Company does not currently recognize a minority interest in its 76% owned subsidiary pursuant to Accounting Research Bulletin No. 51, Consolidated Financial Statements since the losses applicable to the minority interest in the subsidiary exceed the minority interest in the equity capital of the subsidiary. Therefore, such excess losses and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to fund these losses. However, if future minority equity or earnings do materialize, the majority interest will be credited to the extent of such losses previously absorbed. The Company currently records any equity raised through Biovest as Absorption of Prior Losses Against Minority Interest in the Other Income section on the Consolidated Statement of Operations.

Variable interest entities

The Company evaluates all significant arrangements and relationships for indications of variable interest entities pursuant to Financial Accounting Standards Board Interpretation 46R, Consolidation of Variable Interest Entities As discussed in Note 22, during April 2006 and December 2006, the Company and Biovest entered into financing arrangements that involved entities that met the definition of variable interest entities. As a result, the Company and Biovest were required to consolidate these entities and reflect the non-controlling interest in the consolidated financial statements as of and for the years ended September 30, 2007 and 2006. The 2007 consolidated financial statement include the variable interest entities as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC and Revimmune, LLC. The 2006 consolidated financial statement include the variable interest entities as follows: Biovest Investment, LLC and Telesis CDE Two LLC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Description of business and summary of significant accounting policies (continued):

Segment reporting

The Company has operations in two business segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each. They are described as follows:

The Biopharmaceutical Products and Services segment (“Biopharmaceutical Segment”) of the Company is focused on the research and development of contract cell production and biologic drug development and ownership, the production and contract manufacturing of biologic drugs and products and provides pre-market research, pharmacoeconomics and outcomes analyses to its pharmaceutical and biopharmaceutical partners and clients. This segment’s two primary products are SinuNase and BiovaxID. This segment also develops, manufactures and markets patented cell culture systems and equipment to pharmaceutical, diagnostic and biotechnology companies, as well as leading research institutions worldwide, and has provided contract cell production services to those institutions. Additionally, this segment provides strategic services prior to product launch, such as technology assessment and valuation, and formulary and strategic reimbursement planning. The Specialty Pharmaceuticals segment markets and sells pharmaceutical products that are developed primarily through third-party development partners. This segment currently sells a portfolio of five pharmaceutical products and has a pipeline of additional products under development by our development partners. Currently marketed specialty pharmaceutical products include Respi~TANN®, a prescription antitussive decongestant for temporary relief of cough and nasal congestion, and Zinotic, a prescription product for the treatment of superficial infections of the external auditory canal that are complicated by inflammation.

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

Accounts receivable, concentrations of credit risk and customer and vendor concentrations

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company places its cash in several high-quality financial institutions. Such amounts are insured by the FDIC up to $100,000 per institution.

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products and services to pharmaceutical distribution companies, retail organizations, and drug development companies. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectibility. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts. Management considers the balance of approximately $0.5 million adequate as of September 30, 2007; however actual write-offs may exceed the allowance.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Description of business and summary of significant accounting policies (continued):

Accounts receivable, concentrations of credit risk and customer and vendor concentrations (continued)

As set forth below, two customers in the Specialty Pharmaceuticals segment accounted for approximately 31% of consolidated net sales for the year ended September 30, 2007 and 36% for the year ended September 30, 2006. One customer accounted for approximately 25% of consolidated net sales for the year ended September 30, 2005. They are as follows:

	For the year ended September 30:
Customer	2007	2006	2005
Cardinal	15%	19%	25%
McKesson	16%	17%	n/a

	31%	36%	25%

Two vendors in the Specialty Pharmaceuticals segment provided approximately 40% of total product purchases during the year ended September 30, 2007, one vendor accounting for 14% in the year ended September 30, 2006 and two vendors provided approximately 27% of total product purchases during the year ended September 30, 2005. They are as follows:

	For the years ended September 30:
	2007	2006	2005
PPD (related party)	13%	n/a	n/a
ANI	27%	n/a	n/a
Respirics	n/a	14%	n/a
PharmFab	n/a	n/a	11%
Kiel	n/a	n/a	16%

	40%	14%	27%

Inventories

Inventories consist primarily of trade pharmaceutical products, supplies and parts used in instrumentation assembly and related materials. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (“FIFO”) method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. An allowance is recorded to reduce inventories to their net realizable value, as considered necessary.

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

Goodwill and intangible assets

Intangible assets include trademarks, product rights, noncompete agreements, technology rights, purchased customer data relationships and patents, and are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). In that regard, goodwill and intangible assets that have indefinite useful lives, are not amortized but are tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has identified certain trademarks, and purchased customer relationships as intangible assets with indefinite lives and, therefore, these assets are not amortized.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Description of business and summary of significant accounting policies (continued):

Intangible assets with finite useful lives are amortized over the estimated useful lives from the date of acquisition as follows:

Noncompete agreements	2 to 4 years
Customer relationships	10 years
Software	3 years
Patents	3 years
Product rights	4.5 to 20.5 years

The Company recognized impairment losses of $3.6 million, $3.3 million and $0.4 million related to the impairment of intangible assets during the years ended September 30, 2007, 2006 and 2005 respectively (Note 24).

Deferred finance costs

Deferred finance costs include fees paid in conjunction with obtaining long-term debt, notes payable and lines of credit and are amortized over the term of the related financial instrument. Approximate future amortization of deferred finance costs is as follows as of September 30, 2007:

Years ending September 30:
2008	$1,196,000
2009	777,000
2010	777,000
2011	210,000
Thereafter	—

$2,960,000

Advertising expense

The Company expenses the costs of advertising, which includes promotional expenses, as incurred. For the years ended September 30, 2007, 2006, and 2005, advertising expenses were nominal.

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

Financial instruments

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, lines of credit, notes payable, long-term debt, royalty liability, other liabilities, related party, derivative financial instruments, and convertible debentures.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Description of business and summary of significant accounting policies (continued):

Financial instruments (continued)

The Company carries cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and lines of credit at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The Company also carries notes payable and certain convertible debt, included in long-term debt, at historical cost less discounts attributable to the concurrent issuance of detachable warrants, beneficial conversion features and bifurcated embedded derivatives. However, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments. The Company carries certain convertible debentures at fair value pursuant to Financial Accounting Standard No.155 Accounting for Certain Hybrid Financial Instruments (FAS 155).

Derivative instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either not afforded equity classification, embody risks not clearly and closely related to host contracts, or may be net-cash settled by the counterparty. Except as provided in FAS 155, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s consolidated financial statements. In instances, where the Company elects not to bifurcate embedded derivative features, the entire hybrid instrument is carried at fair value in the consolidated financial statements.

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

Foreign currency translation

The Company translates the assets and liabilities of its non-U.S. functional currency subsidiary into dollars at the current rates of exchange in effect at the end of each reporting period, while net sales and expenses are translated using the average exchange rate for each reporting period. Foreign currency translation adjustments were nominal during the year end September 30, 2007, 2006 and 2005 and, as such, no adjustments have been recognized in the accompanying consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Description of business and summary of significant accounting policies (continued):

Revenue recognition

Biopharmaceutical Products and Services:

The Company recognizes revenue in its Biopharmaceutical Products and Services segment as follows:

Services

Service revenue is generated primarily by fixed price contracts for cell culture production and consulting services. Such revenue is recognized over the contract term based on the percentage of services cost incurred during the period compared to the total estimated service cost to be incurred over the entire contract. The nature and scope of the Company’s contracts often require the Company to make judgments and estimates in recognizing revenues. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as each contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements of contract-related expenses are included in revenues. An equivalent amount of these reimbursable costs is included in cost of sales. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

The asset unbilled receivables represents revenue that is recognizable under the percentage of completion method due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined billing schedules. Under the Company’s consulting services contracts, the customer is required to pay for contract hours worked by the Company (based on the standard hourly rate used to calculate the contract price) even if the customer cancels the contract and elects not to proceed to completion of the project. Unearned revenues represent customer payments in excess of revenue earned under the percentage of completion method. Such payments are made in accordance with predetermined payment schedules set forth in the contract.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Description of business and summary of significant accounting policies (continued):

Specialty Pharmaceuticals:

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

Provisions for these sales allowances are presented in the consolidated financial statements as reductions to net revenues and are included as accrued expenses in the consolidated balance sheets. These allowances approximated $1.7 million, $3.1 million, $0.2 million as of September 30, 2007, 2006 and 2005, respectively.

During 2004, the Company entered into an agreement with Pharmaceutical Product Development, Inc. (“PPD”), a common stockholder (see Note 14 for a full discussion of the agreement). In connection with the agreement, PPD acquired future royalty rights in exchange for $2.5 million received by the Company in September 2004; however, the agreement provides for return of the net purchase price ($2.5 million less royalty payments remitted to date) should royalties received by PPD through December 2009 be less than $2.5 million. In addition, there are certain other default provisions that would require the Company’s return of the net funds received. As a result, Accentia will recognize revenue in the future as royalties are remitted to PPD. As of September 30, 2007 and 2006, the liability is approximately $2.3 million and $2.4 million, respectively, and is included in Other Liabilities, Related Party in the consolidated balance sheets.

Cost of sales

Cost of sales excludes amortization of acquired product rights of $0.9 million, $2.2 million, and $1.5 million for the years ended September 30, 2007, 2006, and 2005, respectively.

Shipping and handling costs

Shipping and handling costs are included as a component of cost of sales in the accompanying consolidated statements of operations.

Research and development expense

The Company expenses research and development costs as incurred. Such costs include payroll and related costs, facility costs, consulting and professional fees, equipment rental and maintenance, lab supplies, and certain other indirect cost allocations that are directly related to research and development activities. Research and development expense, related party consists of expenses incurred with a vendor that is a greater than 10% shareholder.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Description of business and summary of significant accounting policies (continued):

Share-based compensation

Effective October 1, 2005, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R—Accounting for Stock-Based Compensation (“FAS 123(R)”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of the Company’s stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The adoption of FAS 123(R) on October 1, 2005 had no impact on the Company’s consolidated financial statements since the Company was already applying a fair value method to value share based payments prior to October 1, 2005.

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2007	2006	2005
Dividend yield	$0	$0	$0
Expected volatility	54.17% – 89.53%	89.53%	0% to 50%
Risk free interest rate	4.18 – 4.71%	4.32 – 4.60%	2.05 – 3.53%
Expected life	5.0 to 6.0 years	6.0 to 6.50 years	0.5 to 5 years

Loss per common share

The Company had net losses for all periods presented in which potential common shares were in existence. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options, warrants, or other convertible financial instruments. Potential common shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all potential common shares outstanding is anti-dilutive.

The following table sets forth the calculations of basic and diluted loss per share:

	September 30,
	2007	2006	2005
Numerator:
Loss applicable to common stockholders	$(76,010,877)	$(43,435,643)	$(50,288,497)

Denominator:
Weighted average shares—basic loss per share	34,424,555	27,890,825	5,147,222
Effect of dilutive securities	—	—	—

Weighted average shares for dilutive loss per share	34,424,555	27,890,825	5,147,222

Loss per share applicable to common stockholders, basic and diluted	$(2.21)	$(1.56)	$(9.77)

Effect on loss per share from preferred dividends	$0.00	$0.00	$(1.08)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1. Description of business and summary of significant accounting policies (continued):

Loss per common share (continued)

The effect of common stock equivalents and common shares indexed to convertible debt securities are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows as of:

	September 30,
	2007	2006	2005
Options and warrants to purchase common stock	18,767,692	8,302,147	3,027,933
Convertible debt instruments	15,223,462	11,263,867	1,790,882
Preferred stock convertible to common stock	—	—	35,574,154
Preferred stock options and warrants convertible to preferred, then convertible to common stock	—	—	1,211,502

	33,991,154	19,566,014	41,604,471

Reclassification:

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the 2007 presentation.

Recent accounting pronouncements:

In September 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities has been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently assessing the effect, if any, adoption of FAS157 will have on the Company’s financial position and results of operations.

In February, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including and amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the adoption of FAS 159, and the effect, if any, on the Company’s financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management believes the adoption of FIN 48 on October 1, 2007, will have no impact on the Company’s consolidated financial position or results of operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

2. Liquidity and management’s plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $76.0 million and used cash from operations of $37.5 million during the twelve months ended September 30, 2007, and has a working capital deficit of $53.1 million at September 30, 2007. Net losses for Biovest, whose results are consolidated with the Company, were $44.7 million, during the same twelve month period.

Subsequent to the balance sheet date, the Company received approximately $4.6 million in cash from the exercise of 1,738,328 warrants during October 2008. The Company currently has $6.5 million of available funding under the outstanding line of credit (related party bridge note) with Hopkins II, subject to compliance with borrowing requirements. In addition, the Company has approximately $2.7 million of available funding under the outstanding line of credit with Laurus subject to compliance with borrowing requirements.

At September 30, 2007 the Company on a consolidated basis had $1.6 million in cash and cash equivalents, of which $0.1 million was cash and cash equivalents held by Biovest. The Company projects that it has sufficient cash subject to the availability of its lines of credit to finance its expected cash outflows into the third quarter of fiscal 2008. As the Company progresses with its SinuNase trial, it may seek strategic business or investment relationships to provide for a source of future funding. In the short term, the Company is seeking to restructure certain existing indebtedness in order to increase borrowing capacity and reduce near term principal amortization and is also seeking additional financing through corporate collaborations or licensing transactions. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

The Company believes that the forthcoming unblinding of the Phase 3 clinical trial data for SinuNase and BiovaxID will be significant milestone events. SinuNase results are anticipated to be available in or around March 2008. BiovaxID results are anticipated to be available in or around April 2008. The Company believes that its current cash resources available under its lines of credit will be sufficient to fund its operations through the anticipated release of unblinded clinical trial data. As of December 28, 2007, the Company has approximately $6.5 million available to it under the Hopkins II line of credit subject to compliance with borrowing requirements. The Company believes that the publication of the aforementioned clinical trial results, if positive as anticipated, will significantly enhance its ability to access additional sources of funding.

The Company is in active negotiation to restructure or refinance its debt instruments which mature in fiscal year 2008. These debt instruments, excluding Biovest debt instruments, include approximately $13.1 million (net of escrowed funds of approximately $2.5 million) due Laurus and Southwest. Further the Company anticipates that its principal payment obligations under the convertible debentures issued in September 2006 and February 2007 will be largely satisfied without cash payments through redemptions of principal paid with its common stock as permitted by these debt instruments. In addition, the Company’s majority owned subsidiary, Biovest, is also in active negotiations to restructure or refinance its debt obligations that become due in fiscal year 2008 which consists of approximately $5.54 million due Laurus, Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Southwest, Pulaski and a note payable to an unrelated individual.

The Company expects to finance its foreseeable cash requirements following the unblinding of the clinical trial data through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. If adequate funds are not available from the foregoing sources, the Company may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, BiovaxID or Revimmune, or it may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some of its commercialization efforts. The Company may seek to access the public or private equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at this time. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

3. Discontinued operations:

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

Revenues and pre-tax income (loss) reported as discontinued operations are as follows:

2005
Revenues	$—
Pre-tax loss	$(430,110)

Continuing cash flows in 2005 from discontinued operations resulted from the resolution of lease matters.

4. Restricted Cash:

Pursuant to certain long-term debt and lines of credit agreements, the following cash balances were held in escrow as of September 30, 2007 and 2006:

	September 30,
	2007	2006
Funds from convertible debentures held to pay down certain Laurus debt	$2,503,330	$9,879,401

5. Inventories:

Inventories consist of the following:

	September 30,
	2007	2006
Pharmaceutical products held for sale, net of allowances for obsolescence of $0.6 million and $0.4 million, respectively	$765,443	$1,266,732
Finished goods, other	205,637	34,253
Work-in-process	311,302	102,228
Raw materials	215,202	96,972

	$1,497,584	$1,500,185

6. Unbilled receivables and unearned revenues:

Unbilled receivables and unearned revenues are as follows:

	September 30,
	2007	2006
Costs incurred on uncompleted service contracts	$12,987,132	$9,026,436
Estimated earnings	10,637,500	8,084,874

	23,624,632	17,111,310
Less billings to date	(23,274,748)	(17,811,333)

	$349,884	$(700,023)

These amounts are presented in the accompanying consolidated balance sheets as follows:

	September 30,
	2007	2006
Unbilled receivables	$1,806,584	$1,087,159
Unearned revenues	(1,456,700)	(1,787,182)

	$349,884	$(700,023)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

7. Intangible assets:

Intangible assets consist of the following:

	September 30,		Weighted Average Amortization
	2007	2006	Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,525,433
Purchased customer relationships	225,137	225,137

	1,401,570	1,750,570

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,871	3.5 years
Purchased customer relationships	1,043,813	1,043,813	9.5 years
Product rights	14,964,018	19,914,707	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,227	7.5 years

	18,869,646	23,820,034
Less accumulated amortization	(5,555,144)	(7,783,227)

	13,314,502	16,036,807

Total intangible assets	$14,716,072	$17,787,377

The following represents intangible asset additions, amortization, disposals, and impairment of intangible assets for the years ended September 30, 2007, 2006, and 2005:

	Balances	Acquisitions and Amortization			Impairment of Assets			Disposals for the year ended	Balance
	October 1,	for the years ended September 30,:			for the years ended September 30,:			September 30,	September 30,
	2004	2005	2006	2007	2005	2006	2007	2007	2007
Indefinite life intangibles:
Trademarks	$1,525,433	$—	$—	$—	$—	$—	$(349,000)	$—	$1,176,433
Purchased customer relationships	225,137	—	—	—	—	—	—	—	225,137

	1,750,570	—	—	—	—	—	(349,000)	—	1,401,570
Amortizable intangible assets:
Noncompete agreements	2,104,000	—	—	—	—	—	—	—	2,104,000
Patents	146,613	3,011	248	—	—	—	—	—	149,872
Purchased customer relationships	1,043,813	—	—	—	—	—	—	—	1,043,813
Software	498,416	—	—	—	—	—	—	—	498,416
Trademarks	104,000	2,041	3,186	300	—	—	—	—	109,527
Product rights	14,603,640	8,224,763	2,008,305	5,503,321	(1,470,000)	(4,982,933)	(2,932,000)	(5,991,078)	14,964,018
Less accumulated amortization	(3,324,275)	(2,448,916)	(2,152,105)	(1,041,047)	1,112,069	1,673,001	569,119	57,010	(5,555,144)

	15,176,207	5,780,899	(140,366)	4,462,574	(357,931)	(3,309,932)	(3,275,230)	(3,909,650)	13,314,502

Total	$18,120,214	$5,780,899	$(140,366)	$4,462,574	$(357,931)	$(3,309,932)	$(3,624,230)	$(3,909,650)	$14,716,072

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

7. Intangible assets (continued):

Estimated future amortization of amortizable intangible assets with finite lives is as follows:

Year ending September 30:
2008	$1,025,274
2009	953,625
2010	925,074
2011	912,569
2012	891,569
Thereafter	8,606,391

$13,314,502

8. Furniture, equipment and leasehold improvements:

Furniture, equipment and leasehold improvements consist of the following:

	September 30,
	2007	2006
Furniture	$211,633	$261,469
Office and laboratory equipment	2,495,828	2,420,217
Leasehold improvements	1,938,265	1,184,313

	4,645,726	3,865,999
Less: accumulated depreciation and amortization	(2,884,437)	(2,330,021)

	$1,761,289	$1,535,978

9. Lines of credit:

Lines of credit consist of the following:

	September 30,
	2007	2006
Related Party:
Line of credit bridge note (“Line of Credit”) from an entity owned by an officer and major stockholder of the Company, interest at 4.25%, matures December 31, 2008 unsecured, maturing under certain conditions, as defined(a)(b)	$1,705,000	$1,060,497
Other:
Secured revolving note, $2.5 million is convertible, due to Laurus, interest at prime plus 2% (9.75% at September 30, 2007); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share (See Note 11 for additional conversion terms)	8,030,768	9,925,473
Revolving credit agreement, interest at prime rate (7.75% at September 30, 2007); matures March 31, 2008; secured by Company’s accounts receivable and guarantee of major stockholder	4,000,000	4,000,000

	$13,735,768	$14,985,970

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

9. Lines of credit (continued):

(a)	The Company may prepay the Line of Credit at any time without penalty or premium. However, on the date on which the line of credit becomes due or on which the Company desires to prepay the loan, the Company must not be in default under its credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the bridge loan will not become due and cannot be paid until the first day on which both of these conditions are satisfied. The line of credit provided the Company with borrowing capacity of up to $7.5 million. The Company initially borrowed $4.2 million under the Line of Credit and in May 2006 the Company converted $3.2 million in outstanding principal and interest into common stock at a per share conversion price of $8.00 which represented an approximately 40% premium to the market price at conversion. As of September 30, 2007, $1.7 million is outstanding under this line of credit leaving potential available borrowing capacity of $5.8 million.
(b)	Dr. Francis E. O’Donnell, the Company’s Chief Executive Officer and Chairman, is the sole manager of Hopkins Capital II, LLC and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins Capital II, LLC.

Weighted average interest on all short-term borrowings aggregated 8.50%, 9.29%, and 6.42% at September 30, 2007, 2006 and 2005, respectively.

10. Notes payable:

Pulaski Bank and Trust

On January 15, 2007, Biovest closed an amended and restated loan transaction (“Note 1”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan $1 million to Biovest pursuant to an unsecured Promissory Note. Biovest also closed on a second loan transaction with Pulaski on March 22, 2007 (“Note 2”), pursuant to which Pulaski agreed to loan an additional $0.75 million to Biovest pursuant to an unsecured Promissory Note. The combined balance of these notes as of September 30, 2007 is $1.89 million including principal of $1.75 million and accrued interest and fees of $135,000.

Note 1 had an original maturity date of July 5, 2007, which has subsequently been extended to December 31, 2007. Biovest paid $75,000 in cash as well as warrants to purchase 152,992 shares of Biovest’s common stock with a five year term at $1.10 per share to Pulaski in consideration for this extension. The note can be prepaid by Biovest at any time without penalty. The note bears interest at the prime rate minus 0.5% (7.25% per annum at September 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus. The note is guaranteed by entities, officers and other individuals affiliated with Biovest or Accentia, the majority stockholder of Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued warrants to purchase 1,388,636 shares of Biovest’s common stock at an exercise price of $1.10 to certain officers and directors in conjunction with their guarantee of this note payable.

Note 2 had an original maturity date of April 21, 2007, which has subsequently been extended to December 31, 2007. Biovest paid $93,750 in cash as well as warrants to purchase 109,508 shares of Biovest’s common stock with a five year term at $1.10 per share to Pulaski Bank in consideration for this extension. The note bears interest at the prime rate minus 0.5% (7.25% per annum as of September 30, 2007), with interest only payments due monthly. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus. The note is guaranteed by entities and individuals affiliated with Biovest or Accentia, the majority stockholder of Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 381,817 shares of Biovest’s common stock, par value $0.01 per share, at an exercise price of $1.10 per share. Biovest issued to Pulaski warrants to purchase a total of 25,000 shares of Biovest’s common stock at $1.10 per share as a loan origination fee.

Biovest intends to pursue a partial paydown and restructure of the total Pulaski indebtedness and has commenced discussions with Pulaski to accomplish such restructure of the Pulaski debt to long-term status.

Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee if the guarantee is called upon.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

10. Notes payable (continued):

Pulaski Bank and Trust (continued):

Biovest applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the extension of both Pulaski notes. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. EITF 96-19 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. Biovest reached the conclusion that the consideration paid for the extension of maturity on both notes constituted a substantial modification of terms and thus treated a portion of the consideration paid as an extinguishment of debt. Biovest incurred a $114,000 loss on extinguishment of debt as a result of these transactions which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2007.

Southwest Bank Creve Coeur Financial Center:

On June 26, 2007, Biovest closed a loan transaction with Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”). Southwest loaned $0.2 million to Biovest pursuant to an unsecured Promissory Note which matures on December 26, 2008, and can be prepaid by Biovest at any time without penalty. The note bears interest at the prime rate plus 1.0% (8.75% per annum at September 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus. The note is guaranteed by an officer of Accentia, the majority stockholder of the Company. The Company has entered into an Indemnification Agreement with the guarantor whereby the Company has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender.

In conjunction with the issuance of this note payable the Company issued to the guarantor warrants to purchase 109,090 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on June 25, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

The balance of this note as of September 30, 2007 is $0.2 million including principal of $0.2 million plus accrued interest and loan origination fees of $4,000.

Other notes payable:

On September 10, 2007, the Company issued a promissory note to a private third-party to the Company in the amount of $0.3 million. The note bears no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of this note all principal is due on September 9, 2008. The note is an unsecured obligation of the Company and is subordinated to the Company’s outstanding loan to Laurus. The Company is also obligated to issue $0.3 million in shares of the Company’s common stock to this individual on September 9, 2008. For purposes of calculating the number of shares to be issued, the stock will be valued at the lower of $1.10 per share or a discount of fifteen percent to the volume-weighted average trading price of the Company’s common shares for the 60 days prior to maturity. The Company used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note. The balance of this note as of September 30, 2007 is $0.3 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt:

Long-term debt consists of the following:

	September 30,
	2007	2006
Convertible debentures – September 2006 (hybrid financial instrument), at fair value, face value of $12,900,000 (2007), and $25,000,000 (2006), interest at 8% payable quarterly, principal payable in 37 monthly installments beginning October 2007 through September 29, 2010. Convertible to common stock at $2.60 per share (b)	$13,815,417	$21,727,869
Convertible debentures – February 2007, face value of $24,640,999 (2007) and $24,940,000 (2006), interest at 8% payable quarterly, matures February 2011(c)	10,759,654	—
Convertible amortizing term note, due to Laurus Master Fund, Ltd., interest payable monthly at prime rate plus 4%, (11.75% at September 30, 2007), due April 2008, convertible into shares of common stock at $6.80 per share, exercisable through April 2008 (e)	3,556,173	6,166,670
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2008, convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, which were exercisable through September 2007	46,817	114,499
Convertible amortizing term note (owed by Biovest), due to Laurus Master Fund, Ltd., interest payable monthly at prime rate plus 2%, (9.75% at September 30, 2007), due March 31, 2009 (a)	7,121,871	2,354,128
Term note, Pulaski Bank and Trust Company, interest payable monthly at 7.75% (d)	—	2,000,000
Note payable, employee settlement	—	119,950
Other	107,728	104,263
Long term accrued interest	480,344	85,978

	35,888,004	32,673,357
Less current maturities	(15,858,057)	(5,652,152)

	$20,029,947	$27,021,205

Footnotes to long-term debt:

Convertible amortizing term note (a)

April 2007 amendment and loss on extinguishment:

This note is collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets of Biovest. The note also contains certain restrictive covenants. Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in August 2007. A Letter Agreement rescheduling future payments due from Biovest to Laurus under the Note became effective on April 17, 2007. Under the Letter Agreement past due and ongoing principal payments on the Note were deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million were to commence. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term (Note 12). In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt (continued):

Footnotes to long-term debt (continued:

Convertible amortizing term note (a) (continued)

April 2007 amendment and loss on extinguishment (continued):

Biovest applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. EITF 96-19 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. Biovest reached the conclusion that the modification of terms of the $7.8 million loan from Laurus in addition to the $8.0 million minimum royalty payment due to Laurus under the Amendment constitutes a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $9.7 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2007.

October 2007 Amendment to Laurus Loan:

On October 31, 2007, Biovest executed amendment agreements (the “Amendments” with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January, 2008 at which point adjusted principal payments of $0.3 million per month plus interest will commence. Interest on this loan will continue to accrue at prime plus 2.0% (9.75% at September 30, 2007).

Convertible debentures – September 2006 (b)

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt (continued):

Convertible debentures – September 2006 (b) (continued)

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

As a part of the Private Placement, the Company issued Warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 3,136,201 shares of the Company’s common stock at an exercise price of $2.75 per share, provided that such Warrants may be alternatively exercised for shares of Biovest common stock held by the Company at an exercise price of $1.10 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. The Warrants may not be exercised for any shares of Biovest common stock until the earlier to occur of (i) September 29, 2007 or (ii) such time as the closing price of Biovest’s common stock exceeds $2.25 for each of 20 consecutive trading days, subject to certain volume requirements and adjustments. In the event that the Company in the future issues or grants any rights to purchase any of the Company’s common stock, or other security convertible into the Company’s common stock, for a per share price less than the exercise price then in effect, the exercise price of the Warrant with respect to shares of the Company’s common stock will be reduced to equal such.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt (continued):

Convertible debentures – September 2006 (b) (continued)

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

In connection with the Private Placement, the Company and the purchasers of the Debentures entered into a Registration Rights Agreement under which the Company was required, on or before November 1, 2006, to file a registration statement with the SEC covering the resale of the shares of Company common stock issuable pursuant to the Debentures and Warrants and to use its best efforts to have the registration declared effective at the earliest date (but in no event later than 90 days after filing if there is no SEC review of the registration statement, or 120 days if there is an SEC review). The Company may be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed or does not become effective on a timely basis. Biovest and the purchasers of the Debentures have entered into a similar registration rights agreement under which Biovest is required to file with the SEC and seek to have declared effective a registration statement covering the resale of the shares of Biovest common stock transferable by the Company pursuant to the Debentures and Warrants. The registration statements were filed on November 17, 2006.

On the inception date of the Convertible Debenture and Warrant financing, the Company evaluated the terms and conditions of the transaction and determined (i) the convertible debentures possessed certain features, including the conversion provision, redemption rights and certain other features, that were not clearly and closely related to the host debt instrument and (ii) the terms of the warrants did not provide for all of the conditions necessary for equity classification. The Company recognized a derivative loss of $4.9 million on this hybrid instrument due to changes in fair value during the year ended September 30, 2007.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt (continued):

Convertible debentures – September 2006 (b) (continued)

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

The aforementioned allocation resulted in the recognition of a day-one derivative loss of $1,835,097, which is included in derivative gain(loss) in the 2006 consolidated statement of operations.

As of September 30, 2007, approximately $12.1 million of principal has been converted to common stock and therefore, $12.9 million (face value) of the debentures are included on the 2007 consolidated balance sheet at a fair value of $13.8 million.

Convertible debentures – February 2007 (c):

The February 2007 Private Placement of $24.7 million in principal amount of 8% Secured Convertible Debentures issued on February 28, 2007, and mature February 28, 2011 (the “February 2007 Debentures”) resulting in gross proceeds of $18,800,000 after placement fees of approximately $2.0 million not including other expenses associated with the transaction. The February 2007 Debentures were convertible immediately, at the option of the holder at $4.00 per share subject to an adjustment, as defined. However, the February 2007 Debentures provide that, in the event that the volume weighted average trading price of our common stock during the ten (10) trading days immediately prior to the earlier of (i) May 14, 2007 and (ii) the date on which shareholder approval of the February 2007 Private Placement (as described below) occurs (the “Reset Date”) is less than the then-effective conversion price, then the conversion price then in effect is automatically reduced to such lower price (the “Reset Price”). The Reset Price has been calculated at $2.67 per share, and therefore the conversion price of the February 2007 Debentures was reduced to $2.67 per share as of May 14, 2007. Also, in the event that we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted February 2007 Debentures will be decreased to equal such lower price. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions.

Beginning on April 1, 2008, and on the 1st of each month thereafter, the Company is required to redeem 1/37th of the face value of the February 2007 Debentures in cash or, at its election, with shares of our common stock. The Company’s ability to pay redemption payments with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the stock to be issued. No payment in common stock made by the Company may exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the redemption payment. Common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt (continued):

Convertible debentures – February 2007 (c) (continued):

In conjunction with the issuance of the February 2007 Debentures, in order to induce certain investors from the September 2006 Private Placement to increase their investment by purchasing additional debentures in the February 2007 Private Placement, the Company offered a discount on the February 2007 Debentures and additional warrants to purchase shares of common stock with the issuance of the February 2007 Debentures. The Company issued $17,940,000 face value convertible debentures to certain investors for proceeds of $13,000,001, and 1,049,750 additional warrants with an estimated fair value of approximately $1,740,000 to these investors. The Company recognized a loss of $4,547,503 pursuant to this inducement during the year ended September 30, 2007. On September 5, 2007, the Company extended the forced conversion until November 30, 2007.

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

In connection with the February 2007 Private Placement, the Company also issued to the placement agents for the transaction Long Term Warrants to purchase an aggregate of approximately 0.4 million shares of our common stock. All of the Long Term Warrants will expire on the fifth (5th) anniversary of the issue date of such warrants, and all of the Short Term Warrants will expire September 17, 2007; however, the Short Term Warrants were extended until September 28, 2007 and further extended until October 2, 2007. Pursuant to the February 2007 Debenture agreement, the May 14, 2007 adjustment resulted in a change in the debenture and the warrant price to $2.67.

On the inception date of the February 2007 convertible debentures, the Company evaluated the terms and conditions of the transaction and determined that the convertible debentures are hybrid financial instruments that embody terms and features that both meet the definition of derivative financial instruments and require bifurcation under FAS133. The Company recorded a compound derivative arising from bifurcation of the embedded conversion option, including anti-dilution value and a term extending option; a mandatory and option equity-indexed redemption call; equity-indexed puts; and cash payable puts. The detachable warrants issued also were also considered derivative financial instruments that also embody terms and features not clearly and closely related to the convertible debentures. In all instances, these derivative liabilities were recorded at their fair value as liabilities and carried at fair value at each reporting period.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt (continued):

Convertible debentures – February 2007(c) (continued)

The Company allocated the financing proceeds, inducement charges, and the fees associated with this transaction as follows:

Proceeds and fees:
Net proceeds	$18,800,001
Closing fees	2,031,644
Inducement charges	4,547,503

$25,379,148

Allocation of proceeds, fees and charges at fair value:
Convertible debentures	$9,416,161
Compound derivatives	6,377,776
Detachable warrants	8,753,566
Warrants issued as closing fees	781,645
Other expenses	50,000

$25,379,148

Convertible debentures – February 2007 are included in the 2007 consolidated balance sheet as follows:

Initial carrying value	$9,416,161
Conversion of $300,000 of face value (less discount of $170,328)	(129,672)
Accretion of discount	1,473,165

$10,759,654

As of September 30, 2007, $0.3 million of principal has been converted. The company recognized derivative gains as follows on these derivatives during the year ended September 30, 2007:

Compound derivative	$707,319

Derivative warrants	$3,220,626

The Company reclassified the derivative warrants to stockholders’ equity in May 2007 after the exercise price of the warrants was reset as noted above. The Company accreted $1,473,163 of the discount on the debentures during the year ended September 30, 2007 and this amount is included in interest expense in the accompanying 2007 consolidated statement of operations.

Term note (d):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt (continued):

Laurus Master Fund, Ltd. secured revolving term note and convertible term note (e)

On April 29, 2005, the Company obtained an aggregate total of $10.0 million in debt financing from Laurus. The term loan portion of the Laurus credit facility is evidenced by a secured convertible term note in the principal amount of $5.0 million. The revolving loan portion of the credit facility is evidenced by a secured convertible minimum borrowing note in the amount of $2.5 million and a secured revolving note of up to $5.0 million, provided that the aggregate principal amount under both notes combined may not exceed $5.0 million.

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

August 2006 Amendment to Laurus:

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

The Laurus financings included registration rights and certain other terms and conditions related to share settlement of the embedded derivatives and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as anti-dilution protection afforded the financing agreements render the number of shares issuable to be indeterminate. In these instances, EITF 00-19 Accounting for Derivative Financial Instruments.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt (continued):

Laurus Master Fund, Ltd. secured revolving term note and convertible term note (e) (continued)

August 2006 Amendment to Laurus

The Laurus financings included registration rights and certain other terms and conditions related to share settlement of the embedded derivatives and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as anti-dilution protection afforded the financing agreements render the number of shares issuable to be indeterminate. In these instances, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values. Following is the initial allocation of proceeds and carrying value as of September 30:

	2007	2006
Original principal balance of Laurus notes	$20,000,000	$20,000,000
Less reduction for:
Fair value of beneficial conversion of options	(4,413,514)	(4,413,514)
Fair value of warrants	(3,989,610)	(3,989,610)

Initial carrying value of note payable	11,596,876	11,596,876
Accretion of discount	2,090,112	1,299,390
Loss on extinguishment of debt resulting from the August 2005 amendment	4,808,782	4,808,782
Debt repayments, net	(6,908,829)	(1,612,907)

Carrying value	$11,586,941	$16,092,141

As presented on consolidated balance sheet:
Current maturities of convertible amortizing term note	$3,556,173	$2,740,753
Lines of credit-secured revolving note	8,030,768	9,925,473
Long-term debt, net of current maturities (See Note 9)	—	3,425,915

Total	$11,586,941	$16,092,141

Included in restricted cash is $2.5 million which is reserved for payment on the Laurus Term Note.

The discount to the debt instruments resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective method.

Fair value of debt instruments

The fair value of certain financial instruments are included for disclosure purposes only are estimated based upon the present value of the estimated cash flow at credit risk adjusted interest rates for convertible instruments. As of September 30, 2007 and 2006, estimated fair values and respective carrying values for certain debt instruments are as follows:

	2007		2006
	Fair Value	Carrying Value	Fair Value	Carrying Value
$7,799,000 Secured Term Note (Biovest)	$6,332,730	$7,121,872	$6,450,670	$2,354,128
$24,940,000 Convertible debentures	$20,855,984	$13,815,417	—	—
$10,000,000 Face Value Convertible Secured Term Note	$3,557,900	$3,556,173	8,709,677	6,166,670
$10,000,000 Revolving Line of Credit	$7,607,663	$8,030,768	10,000,000	9,925,473

	$38,354,277	$32,524,230	$25,160,347	$18,446,271

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

11. Long-term debt (continued):

Fair value of debt instruments (continued)

Future maturities of long-term debt are as follows as of September 30, 2007:

2008	$21,667,964
2009	15,442,483
2010	9,710,271
2011	3,070,270

49,890,988
Less unamortized discount and adjustment to fair value on convertible debentures	(14,002,984)

$35,888,004

12. Royalty liability

On April 17, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan (Note 11). As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012. Biovest recorded the royalty liability based on the present value of the minimum payments due under the Amendment utilizing an annual discount rate of 11% due under the Amendment. Management has determined that the recorded liability represents their best estimate of future payments due under this agreement. Additional royalty expense, if any, will be recorded as incurred or as it becomes reasonably estimable. Therefore, the actual royalty liability could exceed the recorded amount.

Approximate future annual payments projected under this royalty agreement are as follows:

Years ending September 30,:
2008	505,000
2009	110,000
2010	259,000
2011	392,000
2012	6,734,000

8,000,000
Unamortized discount	(2,904,504)

$5,096,496

Current	$491,987
Non-Current	4,604,509

$5,096,496

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

13. Derivative Liabilities

The following tabular presentation reflects the components of derivative financial instruments as of September 30,:

	September 30,
	2007	2006
Embedded derivative instruments, bifurcated (Note 11)	$486,300	$—
Freestanding derivatives:
Warrants issued with convertible debt (Note 11)	3,692,701	5,633,719
Warrants issued with note payable (Note 11)	4,928,000	—
Default and investment put options, Biovest (Note 23)	565,677	236,369
Investment put option, Accentia (Note 15)	1,141,574	—

	$10,814,252	$5,870,088

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	September 30,
	2007	2006
Accentia Common shares indexed:
Freestanding and embedded derivative	4,385,844	—
Investment put	1,498,128	—

	5,883,972	—

Biovest Common shares indexed:
Freestanding derivatives (warrants to purchase Biovest shares issued to Laurus Funds, LTD. by Accentia) (Note 14)	10,000,000	3,136,201

Derivative gains (losses) in the accompanying statements of operations relate to the individual derivatives as follows:

	Years Ending September 30,
	2007	2006	2005
Embedded derivative instruments, bifurcated	$707,319	$2,090,963	$(230,709)
Freestanding derivatives:
Warrants issued with convertible debentures	5,161,644	(1,043,025)	(910,023)
Warrants issued with term note payable	4,500,000	—	—
Default and investment put options, Biovest	(198,888)	193,081	—
Investment put option, Accentia	213,034	—	—

	$10,383,109	$1,241,019	$(1,140,732)

14. Related party transactions:

See Note 9 for line of credit, related party

Notes payable, related parties

On September 11, 2007, Biovest issued two unsecured promissory notes to two directors of Biovest in the amount of $0.2 million. These loans bear interest at prime plus 2.0% (9.75% at September 30, 2007) and are mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to Biovest’s outstanding loan to Laurus. Biovest issued five-year warrants to purchase 909,090 shares of Biovest’s common stock at $1.10 per share in conjunction with these loans. In accordance with APB 14 : “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of these notes as of September 30, 2007 is $128,000. The remaining discount of $72,000 to these notes payable will be accreted using the effective interest method through September 2008. Interest expense of $3,884 was incurred on these notes during the year ended September 30, 2007.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

14. Related party transactions (continued):

Notes payable, related parties (continued)

On September 26, 2007, Biovest issued an unsecured promissory note to a director of Accentia in the amount of $46,000. This loan bears interest at prime plus 2.0% (9.75% at September 30, 2007) and is payable May 31, 2008. This note is subordinated to biovest’s outstanding loan to Laurus. Biovest issued five-year warrants to purchase 25,099 shares of biovest’s common stock at $1.10 per share in conjunction with this loan. In accordance with APB 14 : “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of September 30, 2007 is $41,412. The remaining discount of $4,588 to this note payable will be accreted using the effective interest method through November 2007. Interest expense of approximately $400 was incurred on this note during the year ended September 30, 2007.

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

PPD acquired only the royalty rights and did not assume any liability or obligation of the Company. Further, pursuant to the agreement, the Company has agreed to make minimum royalty payments through December 2009 of $2.5 million. Failure to make such minimum payments is deemed a material breach. In connection therewith, Accentia may make up such shortfall to cure the breach. In addition, termination of the “enabling agreements” (BDSI and MAYO) constitutes a default as well as failure to maintain market exclusivity and failure to enforce MAYO Patent Rights. In the event of termination, the Company is required to refund the purchase price less the aggregate royalties paid prior to termination, except that if aggregate royalties exceed $2.5 million, the Company has no obligation to refund the purchase price. The $2.5 million received from PPD net of royalties earned to date is recorded as “other liabilities, related party” in the accompanying consolidated balance sheets. As such, other liabilities, related party includes $2.30 million and $2.37 million associated with this transaction at September 30, 2007 and 2006, respectively. As royalties occur, they are paid to PPD, at which time revenue from the sale of these rights to PPD is recognized.

Related party sublicense agreement

On February 28, 2007, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune, LLC (“Revimmune”), a company affiliated with Dr. Frank O’Donnell, who is also an officer and director of the Company, under which the Company was granted the exclusive worldwide rights to Revimmune™, a patent-pending pharmaceutical treatment in late-stage development for a variety of autoimmune diseases. Under the license, the Company is obligated to pay to Revimmune a royalty of 4% on net sales, and in the event of a sublicense by the Company, to pay 10% of sublicense consideration received. The royalties to Revimmune are in addition to obligations under Revimmune’s license with Johns Hopkins University which were assumed by the Company, including a 4% royalty on licensed products and services and a 20% royalty on sublicense consideration; milestone payments of up to $50,000 at the issuance of the first patent and $100,000 at the first FDA product approval; minimum annual royalty payments ranging from $20,000 to $50,000 per year

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

14. Related party transactions (continued):

Related party sublicense agreement (continued)

and the cost and responsibility for patent prosecution as such obligations. As an upfront payment for the license, the Company agreed that at the approval of each Sublicensed Product it will grant to Revimmune a warrant to purchase up to 800,000 shares of the Company’s common stock.

Warrants issued to related parties for guarantees of Company debt

On June 15, 2007, the Company granted the following described warrants to certain related parties in consideration for ongoing guarantees and asset pledges. Prior and current Company borrowings ranging between $6.1 million and $22.7 million have required guarantees and/or collateral pledges (the “Credit Enhancements”) which were provided by Hopkins II, which is affiliated with our CEO, Francis E. O’Donnell, Jr., M.D. and MOAB and in some cases their affiliates. The Company believes that the Credit Enhancements significantly reduce the interest expense. In a number of instances, the borrowings were essential financings that management believes might not have been available to the Company without the credit enhancements. Except as provided by the warrants, no consideration or compensation has been paid for the guarantees or pledges.

The Company has granted the following:

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

The Company recorded the issuance of these warrants based on their fair value on the date of grant as a $2,620,000 charge to operations during the year ended September 30, 2007 and is included in interest expense in the accompanying 2007 consolidated statement of operations.

Agreements with Biovest

During the year ended September 30, 2007, the following related party transactions occurred with Biovest:

•

In October, 2006, the Company and Biovest entered into a Royalty Agreement that terminated and superseded the Biologics Products Commercialization Agreement (the “Biologics Commercialization Agreement”), dated August 17, 2004, between the two companies. The Biologics Commercialization Agreement had provided that the Company was the exclusive commercialization partner for Biovest’s biologic products and was entitled to 49% of Biovest’s net profits from the sale of biologic products. Net revenue as used in the Biologics Commercialization Agreement included all receipts from the sale, license, sub-license, joint venture or other receipts from each Biovest biologic product less all expenses including the costs of product acquisition, research, manufacture, sales, distribution, commercialization and governmental regulation. The new Royalty Agreement provides that the Company is no longer Biovest’s exclusive commercialization partner and replaces the share of net profits with a 19.5% royalty based on net sales of biologic products. The products and territory subject to the Royalty Agreement remain identical to those terms as previously contained in the Biologics Commercialization Agreement. In consideration for the Company entering into this Royalty Agreement, Biovest agreed to issue to the Company five million shares of Biovest common stock, representing the independently appraised value to Biovest of the new agreement. The fair value of this stock issued and the accounting of this transaction eliminates in consolidation in the accompanying condensed consolidated statement of operations for the year ended September 30, 2007.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

14. Related party transactions (continued):

Agreements with Biovest (continued)

•

In October 2006, the Company and Biovest entered into a Termination Agreement under which the Company agreed to immediately terminate its absolute anti-dilution rights that were granted to the Company pursuant to the First Right of Refusal Agreement dated June 16, 2003 with Biovest. In consideration of the Company’s termination of the First Right of Refusal Agreement, Biovest issued to the Company five million additional new shares of Biovest common stock. The fair value of the stock issued and the accounting for this transaction eliminates in consolidation in the accompanying consolidated statement of operations for the year ended September 30, 2007.

•

In October 2006, the Company and Biovest entered into a Purchase Agreement whereby Biovest purchased the Company’s 70.5% ownership interest in Biolender, LLC (“Biolender”). Biolender is the entity that was formed by Biovest and the Company to participate in Biovest’s New Market Tax Credit enhanced financing that closed on April 25, 2006 (Note 23). Biolender’s principal assets is a promissory note in principal amount of $8.5 million which is anticipated to be repaid in approximately seven years when Biovest is required to repay the loan that it received as part of this New Market Tax Credit enhanced financing. In consideration of the sale of this interest in Biolender, Biovest agreed to issue to the Company 10 million additional new shares of Biovest common stock, representing the negotiated value of the purchased interest, the fair value of the stock issued in this transactions eliminates in consolidation in the accompanying 2007 consolidated statement of operations.

In order to consummate the foregoing transactions in October, 2006, the Company was required to obtain the consent of its senior lender, Laurus, under the Company’s loan agreements with Laurus. In consideration for providing such consent, the Company entered into an agreement with Laurus pursuant to which Laurus consented to the above-described agreements and the Company issued to Laurus a warrant to purchase 10 million outstanding shares of Biovest common stock owned by the Company at an exercise price of $.01 per share. The warrant expires in October 2012. The Company initially recorded this transaction based on the fair value of the issued warrant as a $8.8 million Loss on financing transaction, and a Loss on sale of assets of $0.6 million and is included in the accompanying condensed consolidated statements of operations for the year ended September 30, 2007. The warrant is adjusted to its fair value at each reporting date and has been classified in derivative liabilities (Note 13) in the accompanying condensed consolidated September 30, 2007 balance sheet.

15. Income taxes

The Company’s deferred tax assets and liabilities consist of the following:

	September 30,
	2007	2006
Deferred tax assets:
Accrued expenses deductible in future	$3,358,000	$3,927,000
Allowance for doubtful accounts	196,000	30,000
Basis difference in assets	2,670,000	776,000
Inventory valuation allowance	353,000	497,000
Share-based compensation	1,093,000	755,000
Intangible assets	1,330,000	1,628,000
Net operating loss carryforward	65,260,000	44,716,000
Other	3,308,000	623,000
Valuation allowance	(77,568,000)	(52,335,000)

	—	617,000
Deferred tax liabilities:
Intangible assets	—	(617,000)

	$—	$—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

15. Income taxes (continued):

Income tax (expense) benefit consists of the following:

	Years ended September 30,
	2007	2006	2005
Current	$—	$—	$—
Deferred	(12,308,000)	(3,799,000)	(352,000)
Benefit of net operating loss carryover	(12,925,000)	(12,868,000)	(13,816,000)
Increase in valuation allowance	25,233,000	16,667,000	14,168,000

	$—	$—	$—

Allocation between continuing and discontinued operations:
Continuing operations	$—	$—	$—
Discontinued operations	—	—	—

	$—	$—	$—

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying consolidated statements of operations as follows:

	2007	2006	2005
Statutory tax rate	34%	34%	34%
State taxes	4%	4%	4%
Acquisition adjustments	—	—	—
Other	(5)%	—	(2)%
Change in valuation allowance	(33)%	(38)%	(36)%

Effective tax rate in accompanying statement of operations	0%	0%	0%

During the year ended September 30, 2006, there was a change in the Company’s consolidated group for income tax purposes. Since the initial acquisition of Biovest, the Company had an ownership interest in excess of 80%. This allowed Biovest to join the Company in filing a consolidated federal income tax return. On December 7, 2005, the Company’s ownership interest in Biovest became less then 80%. Effective as of this date, Biovest is now required to file a separate federal income tax return. Additionally, due to this deconsolidation the net operating losses (NOLs) generated by Biovest during their time as a member of the consolidated group are now NOLs to which Biovest is entitled. The provision for income taxes has been prepared as if we filed a consolidated federal income tax return including Biovest.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result, the Company recorded a valuation allowance with respect to all of the Company’s deferred tax assets.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

15. Income taxes (continued):

The Company has a federal net operating loss carryover of approximately $171.9 million as of September 30, 2007, which expires through 2027, and of which approximately $30.0 million is subject to various Section 382 limitations based upon ownership changes that occurred through September 30, 2003. Of those losses subject to the limitations, $11.3 million is expected to expire before the losses can be utilized. Of the remaining amounts, the limitation is approximately $1.8 million per year through approximately the year ended September 30, 2012. Subsequent to that date, the annual limitation will decrease to approximately $0.2 million through September 30, 2024. Of the total NOLs, $51.1 million is attributable to Biovest. The NOLs incurred after September 30, 2003 may also be subject to further limitations.

16. Stockholders’ equity

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

Reclassification of financial instruments

The Company reclassified outstanding warrants previously classified as equity to derivative liabilities effective February 27, 2007, due to the Company’s inability to determine the adequacy of available common shares subject to certain anti-dilution provisions in the February 2007 convertible debentures (Note 11). The amount of the reclassification was approximately $3.2 million. Subsequently, in May 2007, in conjunction with the reset of the conversion price of the February 27, 2007 debentures, as discussed in Note 11, the Company revalued the warrants at their fair value on this date and reclassified them as stockholders’ equity.

Termination of Biologics Distribution Agreemen for common stock and other financial instrument

On August 22, 2007, the Company entered into an agreement which terminated the Biologics Distribution Agreement with McKesson Corporation. The Company issued 1,498,128 shares of common stock in exchange for this modification of the distribution agreement and the $3 million deposit held by the Company. McKesson Corporation also received the right to put the shares back to the Company at an aggregate value of $4 million. The Company evaluated the terms and conditions of the transaction and determined that the equity put required bifurcation under FAS133. The put value was recorded at fair value and is included in derivative liabilities in the accompanying 2007 consolidated balance sheet (Note 13). In recording this transaction, the Company recorded a loss on the extinguishment of debt in the amount of $2.0 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

16. Stockholders’ equity (continued):

Preferred stock activity for the three years ended September 30, 2007 is as follows:

	Preferred Stock
	Series A		Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balances, October 1, 2004	1,939,483	4,083,000	3,835,390	80,742	3,562,607	7,500,000	4,616,451	105,411	6,858,731	14,439,000	26,208,153
Issuance of preferred stock for cash	340,110	716,000	60,498	159,177	—	—	56,031	114,358	11,763,728	24,765,000	25,754,535
Issuance of preferred stock for extinguishment of debt	657,420	1,384,000	—	—	—	—	—	—	743,685	3,927,954	5,311,954
Issuance of preferred stock for licensing rights	—	—	—	—	—	—	—	—	1,140,034	6,657,600	6,657,600

Balances, October 1, 2005	2,937,013	6,183,000	3,895,888	239,919	3,562,607	7,500,000	4,672,482	219,769	20,506,178	49,789,554	63,932,242
Conversion of preferred shares to common stock	(2,937,013)	(6,183,000)	(3,895,888)	(239,919)	(3,562,607)	(7,500,000)	(4,672,482)	(219,769)	(20,506,178)	(49,789,554)	(63,932,242)

Balances, October 1, 2006	—	$—	—	$—	—	$—	—	$—	—	$—	$—

Balances, September 30, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	$—

Stock options and warrants

The Company provides for two option plans, the 2003 Stock Option Plan (“2003 Plan”) per its second amendment on February 27, 2004, and the 2005 Equity Incentive Plan (“2005 Plan”). Both plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3,500,000 shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2007, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2007, 809,922 options are outstanding under the 2003 Plan.

On February 1, 2005, the Company’s board of directors adopted the Accentia Biopharmaceuticals, Inc. 2005 Equity Incentive Plan. The 2005 Plan provides for the issuance of 3,000,000 shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2007, 1,728,601 options are outstanding under the 2005 Plan. The Company may, at any time, amend or modify the Plan without limitation.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

16. Stockholders’ equity (continued):

Stock options and warrants (continued)

Stock options and warrants granted, exercised, terminated, and forfeited during the years ended September 30, 2007, 2006 and 2005 are as follows:

	Outstanding Options and Warrants						Average Exercise price per share
	Common Stock	Preferred Series A	Preferred Series B	Preferred Series C	Preferred Series D	Preferred Series E
Options and warrants outstanding, October 1, 2004	1,933,158	760,023	950,029	712,521	1,816,610	11,067,832	1.89
Activity for the year ended September 30, 2005:
Warrants granted	1,375,854	—	—	—	—	3,874,903	3.15
Options granted	71,737	—	—	—	—	—	3.16
Options terminated orforfeited	(58,882)	—	—	(712,589)	(14,678)	—	1.16
Warrants terminated	—	—	—	—	(1,424,209)	(4,372,635)	1.62
Warrants exercised	(292,892)	(760,095)	—	—	(42,755)	(10,571,148)	2.10
Options exercised	(1,201)	—	(60,498)	—	(13,279)	—	2.33
Rounding differences resulting from reverse split	159	72	91	68	191	1,048

Options and warrants outstanding, September 30, 2005	3,027,933	—	889,622	—	321,880	—	3.48
Activity for the year ended September 30, 2006:
Options converted to common stock options	320,967	—	(332,510)	—	(321,880)	—	3.23
Warrants granted	5,115,156	—	—	—	—	—	3.60
Options granted	513,619	—	—	—	—	—	6.70
Options terminated or forfeited	(74,243)	—	—	—	—	—	5.37
Warrants terminated	—	—	(557,112)	—	—	—	4.91
Warrants exercised	(570,413)	—	—	—	—	—	0.01
Options exercised	(30,872)	—	—	—	—	—	2.41

Options and warrants outstanding, September 30, 2006	8,302,147	—	—	—	—	—	4.06
Activity for the year ended September 30, 2007:
Warrants granted	10,486,624	—	—	—	—	—	3.14
Options granted	1,581,140	—	—	—	—	—	3.48
Options terminated or forfeited	(469,347)	—	—	—	—	—	.99
Warrants exercised	(363,610)	—	—	—	—	—	2.67
Options exercised	(769,262)	—	—	—	—	—	1.34

Options and warrants outstanding, September 30, 2007	18,767,692	—	—	—	—	—	4.06

Options outstanding	2,529,523	—	—	—	—	—	3.93
Warrants outstanding	16,238,169	—	—	—	—	—	3.59

Options and warrants outstanding, September 30, 2007	18,767,692	—	—	—	—	—	3.64

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

16. Stockholders’ equity (continued):

Stock options and warrants (continued)

The weighted average grant date fair values of stock options and warrants granted during the years ended September 30, 2007, 2006, and 2005 were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
2007	$2.38	$1.53
2006	$5.26	$1.70
2005	$1.05	$2.69

Share-based payments granted to employees was approximately $3.6 million, $1.2 million, and $0.4 million during the years ended September 30, 2007, 2006, and 2005, respectively. In 2007, $2.4 million is included in operating expenses in the accompanying statement of operations and $1.2 million was charged to accrued bonuses which were outstanding at September 30, 2006.

The following table summarizes information for options and warrants outstanding and exercisable at September 30, 2007:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-1.05	10,968	5.59 years		$1.05	10,968	$1.05
$1.06-2.11	429,264	6.02 years		2.11	429,264	2.11
$2.12-2.63	188,082	7.07 years		2.51	153,082	2.53
$2.64-9.00	18,139,378	3.52 years		3.64	17,095,912	3.65

	18,767,692		$843,701		17,689,226		$677,103

The following table summarizes information for options and warrants outstanding and exercisable at September 30, 2006:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-1.05	600,990	6.54 years		$1.05	600,990	$1.05
$1.06-2.11	583,851	7.04 years		2.11	565,224	2.11
$2.12-2.63	273,136	7.07 years		2.44	245,978	2.42
$2.64-9.00	6,844,170	5.17 years		4.56	6,127,274	4.41

	8,302,147	5.46 years	$1,239,083	$4.06	7,539,466	$3.91	$1,230,234

The intrinsic value of options exercised during the years ended September 30, 2007 and 2006 was approximately $1.8 million and $0.1 million, respectively.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

16. Stockholders’ equity (continued):

Stock options and warrants (continued)

A summary of the status of the Company’s nonvested stock options as of September 30, 2007, and changes during the year then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at October 1, 2006	433,933
Granted	746,571
Vested	(192,710)
Forfeited	(59,328)

Nonvested at September 30, 2007	928,466	$2.54	7,237

The total unearned compensation cost of $2,326,206 relating to the 928,466 nonvested options as of September 30, 2007 will be recognized over a weighted average period of two years.

17. Employee benefit plan:

The Accentia 401(k) and Profit Sharing Plan (the “Plan”) was established effective July 1, 2004 as a defined contribution plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For the fiscal year ended September 30, 2007, 2006, and 2005 the Company made approximately $0.2, $0.1, and $0.4, respectively, in employer contributions pursuant to the Plan

18.	Operational results for Biovest (unaudited):

	For the years ended September 30,
	2007		2006		2005
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$5,004,040	$13,279,284	$7,298,503	$17,759,545	5,077,305	20,117,477
Cost of sales	2,736,286	4,024,446	3,889,277	4,496,026	3,749,729	4,483,596

Gross margin	2,267,754	9,254,838	3,409,226	13,263,519	1,327,576	15,633,881
Operating expenses	14,323,169	38,893,061	15,425,283	37,868,798	12,388,878	36,844,468

Loss from operations	(12,055,415)	(29,638,223)	(12,016,057)	(24,605,279)	(11,061,303)	(21,210,579)
Interest income (expense)	(4,756,570)	(9,661,755)	(1,876,644)	(4,627,548)	(395,271)	(3,421,314)
Other income (expense)	(16,405,260)	(14,895,739)	47,841	(2,200,308)	(22,737)	(8,775,165)
Derivative gain (loss)	(198,888)	10,581,997	193,081	—	—	150,000
Non-controlling interest in earnings from variable interest entities	724,475	17,600	—	—	—	—
Absorption of prior losses against minority interest	—	276,901	—	1,690,010	—	—

Net loss	(32,691,658)	(43,319,219)	(13,651,779)	(29,743,125)	(11,479,311)	(33,257,058)
Dividends	—	—	—	(40,739)	—	(5,552,128)

Loss attributable to common stockholders	(32,691,658)	(43,319,219)	(13,651,779)	(29,783,864)	(11,479,311)	(38,809,186)

Weighted average shares outstanding, basic and diluted	34,424,555	34,424,555	27,890,825	27,890,825	5,147,222	5,147,222
Loss attributable to common stockholders per common share	(0.95)	(1.26)	(0.49)	(1.07)	(2.23)	(7.54)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

19. Segment information:

The Company defines our segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, discontinued operations and income taxes. Inter-segment sales of $0.2 million, $0.3 million, and $1.6 million for the years ended September 30, 2007, 2006 and 2005, respectively, representing the sale of services from the Biopharmaceutical Products and Services segment to the Specialty Pharmaceuticals segment have been eliminated from segment sales.

Segment information for the year ended September 30, 2007 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$2,745,268	$4,540,240	$7,285,508
Services	10,997,816	—	10,997,816

Total net sales	13,743,084	4,540,240	18,283,324

Cost of sales:
Products	1,485,140	2,013,953	3,499,093
Services	3,261,639	—	3,261,639

Total cost of sales	4,746,779	2,013,953	6,760,732

Gross margin	8,996,305	2,526,287	11,522,592
Sales and marketing	—	8,199,095	8,199,095
Research and development	19,873,994	—	19,873,994
Impairment of intangible assets	—	3,624,230	3,624,230

Segment loss	10,877,689	9,297,038	20,174,727

General and administrative expenses			21,518,911
Other expense			35,059,314
Non-controlling interest in losses from variable interest annuities			(742,075)

Net loss			$76,010,877

Total assets	$28,317,119	$4,729,388	$33,046,507

Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

19. Segment information (continued):

Segment information for the year ended September 30, 2006 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$5,194,967	$7,448,762	$12,643,729
Services	12,414,319	—	12,414,319

Total net sales	17,609,286	7,448,762	25,058,048

Cost of sales:
Products	2,215,212	2,445,393	4,660,605
Services	3,724,698	—	3,724,698

Total cost of sales	5,939,910	2,445,393	8,385,303

Gross margin	11,669,376	5,003,369	16,672,745
Sales and marketing	467,204	13,505,550	13,972,754
Research and development	14,561,111	—	14,561,111
Impairment of intangibles		3,309,932	3,309,932

Segment loss	$3,358,939	$11,812,113	$15,171,052
General, administrative and royalty expense			24,760,213
Other expense			3,463,639

Net loss			$43,394,904

Total assets	$46,361,926	$10,774,316	$57,136,242

Goodwill	$1,193,437	$—	$1,193,437

Segment information for the year ended September 30, 2005 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$3,956,467	$10,692,804	$14,649,271
Services	10,545,511	—	10,545,511

Total net sales	14,501,978	10,692,804	25,194,782

Cost of sales:
Products	2,202,752	2,276,643	4,479,395
Services	3,753,930	—	3,753,930

Total cost of sales	5,956,682	2,276,643	8,233,325

Gross margin	8,545,296	8,416,161	16,961,457
Sales and marketing	1,858,789	13,305,278	15,164,067
Research and development	10,907,862	—	10,907,862
Impairment of intangibles		357,931	357,931

Segment loss	$4,221,355	$5,247,048	$9,468,403

General, administrative and royalty expense			22,803,479
Other expense			12,034,377
Loss from discontinued operations			430,110

Net loss			$44,736,369

Total assets	$23,631,924	$13,048,669	$36,680,593
Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

19. Segment information (continued):

Domestic and foreign operations

During 2004, the Company made an insignificant acquisition of a foreign entity, IMOR. Total assets and net losses of this operation were insignificant; however, total revenues aggregated approximately 22% of total revenues of the Company since its acquisition. This entity, which is based in Germany, operates in the Biopharmaceutical Products and Services Segment and its general segment data is included therein. Segment information on a geographic basis for the years ended September 30, 2007, 2006 and 2005 is as follows:

	Year ended September 30, 2007			Year ended September 30, 2006
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$13,967,501	$4,315,823	$18,283,324	$20,674,822	$4,383,226	$25,058,048
Net loss	(76,174,321)	163,444	(76,010,877)	(43,113,303)	(281,601)	(43,394,904)
Total Assets	30,477,540	2,568,967	33,046,507	54,333,106	2,803,136	57,136,242
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

Segment information on a geographic basis for the year ended September 30, 2005 is as follows:

	Domestic	International (Europe)	Total
Net sales	$20,468,614	$4,726,168	$25,194,782
Net loss	(45,195,115)	458,746	(44,736,369)
Total Assets	34,177,901	2,502,692	36,680,593
Goodwill	893,000	300,437	1,193,437

20. Product rights and obligations:

Product rights and obligations

The Company has entered into certain product development and licensing agreements which provide for the acquisition of product rights and performance payments based on achievement of milestones as it relates to product development. The Company is contractually obligated to pay aggregate acquisition and performance payments of approximately $8.3 million if all milestones are achieved. The Company estimates all milestones will be achieved by 2009.

Parties to these agreements are as follows:

•	Mayo Foundation for Medical Education and Research (“MAYO”)

•	Arius Pharmaceuticals, Inc. (“Arius”)

•	Respirics, Inc. (“Respirics”)

•	Mikart, Inc. (“Mikart”)

•	Arbor Pharmaceuticals, Inc. (“Arbor”)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

20. Product rights and obligations (continued):

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

21. Commitments and contingencies:

Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2012. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending September 30,
2008	$2,847,417
2009	2,430,606
2010	1,410,150
2011	732,586
2012	33,306

$7,454,065

The annual aggregate future rental income from sub-leases is as follows:

Year ending September 30,
2008	$501,329
2009	187,751

$689,080

Rent expense for all operating leases was approximately $2.8 million, $3.2 million, and $2.5 million for the years ended September 30, 2007, 2006, and 2005 respectively. Rental income from subleases aggregated $0.5million, $0.1 million, and $0.4 million for the years ended September 30, 2007, 2006 and 2005, respectively, and has been included in loss from discontinued operations in the accompanying statements of operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

21. Commitments and contingencies (continued):

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

On May 23, 2007, Accent RX was served with a complaint filed in the United States District Court – District of Massachusetts. The action is being brought on behalf of the United States by the Relator Christine Driscoll and on behalf of the States of California, Delaware, Florida, Hawaii, Illinois, Massachusetts, Nevada, Tennessee, Texas, and Virginia and the District of Columbia (collectively, “the States”) by the Co-Relators Christine Driscoll and Frank Garcia under the states’ respective qui tam statutes. The complaint alleges violations of the Federal False Claims Act (“FCA”) and of analogous state qui tam statutes. The complaint identifies “APP (now Accent)” and other defendants as “preferred providers” of Serostim, a drug manufactured by Serono, Inc. and used to treat AIDS-associated weight loss, wasting, and/or catabolism. In Count Six of the complaint, the plaintiffs allege that, although Serono, Inc. gave the preferred providers a 3.75 percent discount on the price of Serostim, the preferred providers billed the Health Care Finance Administration of the United States (“HCFA”) and other third party payors for the full price of Serostim. Count Six further alleges that the preferred providers violated the Anti-Kickback Statute of the Medicare-Medicaid Antifraud and Abuse Amendments by (i) failing to disclose the discount to the HCFA and the other third party payors (receipt of illegal remuneration) and (ii) submitting claims for payment to HCFA for the full price of Serostim rather than the discounted price (submitting false claims). Finally, Count Six alleges that, through these violations and by accepting payments from HCFA for the full price of Serostim, the preferred providers violated the Federal False Claim Act. The complaint also alleges that the actions of the preferred providers violated the California False Claims Act, the Delaware False Claims and Reporting Act, the District of Columbia Procurement Reform Amendment Act, the Florida False Claims Act, the Hawaii False Claims Act, the Illinois Whistleblower Reward and Protection Act, the Nevada False Claims Act, the Tennessee Medicaid False Claims Act, the Texas Medicaid Fraud Prevention Law, and the Virginia Fraud Against Taxpayers Act. The complaint requests, among other things, that each of the preferred providers (i) be ordered to repay and disgorge all money received as a result of its violations of the Federal False Claim Act, (ii) be assessed and ordered to pay an amount equal to three times the amount of money received as a result of its violations of the Federal False Claim Act, and (iii) be required to pay damages in an amount equal to three times the amount of damages that California, Delaware, the District of Columbia, Florida, Hawaii, Illinois, Massachusetts, Nevada, Tennessee, and Virginia have sustained as a result of its actions. The Company intends to defend this action.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

21. Commitments and contingencies (continued):

Litigation (continued)

Analytica litigation:

The Company’s subsidiary, Analytica International, Inc. is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims against Analytica, the Company and an officer of the Company. The Company filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007 the Court granted the Company’s motion and dismissed defendant’s counterclaims against the Company’s officer with prejudice, and dismissed all other counterclaims as well, allowing the defendant an opportunity to replead by July 31, 2007. The Company has indicated that the Company plans to pursue our affirmative claims in this matter vigorously and plan to assert all available defenses against the counterclaims, which management believes are without merit.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which is covered by insurance.

Based upon advice of counsel and its own analysis, the Company believes that there is no likelihood of exposure to material liability on account of these pending litigations. Therefore, no amounts are currently accrued for the above litigation.

Employment agreements

The Company has employment agreements with certain officers and executives, with intial terms in excess of one year. These agreements provide for base levels of compensation and separation benefits through 2010.

Future minimum annual payments under these employment agreements are as follows:

Year ending September 30,
2008	$2,250,000
2009	1,959,000
2010	246,000

$4,455,000

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

21. Commitments and contingencies (continued):

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of September 30, 2007.

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

Product liability:

The contract production services for therapeutic products offered exposes an inherent risk of liability as the proteins or other substances manufactured, at the request and to the specifications of customers, could foreseeably cause adverse effects. The Company obtains agreements from contract production customers indemnifying and defending the Company from any potential liability arising from such risk. There can be no assurance, however, that the Company will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect the Company against potential claims relating to such contract production services. The Company may also be exposed to potential product liability claims by users of its products. A successful partial or completely uninsured claim against the Company could have a material adverse effect on the Company’s operations.

Guarantee Indemnifications:

Under the terms of the January and March Pulaski notes payable, several board members and affiliates issued personal guarantees. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The Biovest stock will be issued using a pre-determined value of $1.10 per share. The maximum amount to be issued by Biovest in this regard is 20,045,455 shares of restricted common stock.

Under the terms of the Southwest note payable issued June 26, 2007, an officer of the Company issued a personal guarantee. Biovest agreed to indemnify and hold harmless the guarantor should the guarantee be called by Southwest by agreeing to reimburse the guarantor for any liabilities incurred associated with enforcement of the guarantee.

Distribution agreement:

On June 1, 2007 the Company entered into a non-exclusive distribution agreement with VWR International, Inc. (“VWR”), to distribute the AutovaxID automated cell culture device in North America. Under the terms of this agreement, the Company is obligated to pay to VWR 25% of net sales revenue generated from the sales and marketing efforts of VWR on AutovaxID cell culture systems and disposable cultureware used in conjunction with the AutovaxID system. The initial term of this agreement is for 24 months and can be terminated at any time by either party upon 90 days’ prior written notice. The Company has not incurred any distribution expense to date related to this agreement.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

22. Variable Interest Entities:

Accounting for the NMTC financing arrangement and variable interest entities

The Company evaluated the structure of the NMTC financing arrangements and entities so involved under the context of FIN46. FIN46 provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

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

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

22. Variable Interest Entities (continued):

Accounting for the NMTC financing arrangement and variable interest entities (continued)

Assets of $20.0 million and liabilities of $15.1 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Telesis CDE Two, LLC, Biovax Investment, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s September 30, 2007 consolidated balance sheet as non-controlling interests in variable interest entities.

Revimmune LLC

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

The Company has the controlling financial interest of Revimmune and is considered the primary beneficiary, and therefore, the financial statements of Revimmune have been consolidated with the Company as of February 27, 2007 and through September 30, 2007. As of September 30, 2007, Revimmune’s assets and equity were approximately $63,000. The Company’s non-controlling interest in earnings from Revimmune for the twelve months ended September 30, 2007 is a loss of $17,600.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

22. Variable Interest Entities (continued):

Non-controlling intereset in income (loss)

The Company’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the year ended September 30, 2007 consists of the following:

Biovax Investment LLC	$697,998
Telesis CDE Two, LLC	8,828
AutovaxID Investment, LLC	364,622
St. Louis NMTC Fund II, LLC	(346,973)
Revimmune LLC	17,600

Non-controlling interest in earnings from variable interest entities	$742,075

23. New Market Tax Credit Transactions:

April 2006 NMTC Transaction

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

23. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest and others (including AutovaxID and Biolender II, who were added as obligors by way of joinder) to secure the obligations owed to Laurus as a result of the Laurus Note and Transaction.

In contemplation of Transaction I, Biovest and the Company formed Biolender, LLC as a Delaware limited liability company. On April 21, 2006, 2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with Accentia whereby Biovest purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 14).

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

23. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. Biovax, Inc., Biovest’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi)Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

23. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the consolidate financial statements.

•

In connection with the NMTC financing, Biovest and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in derivative liabilities in the September 30, 2007 consolidate balance sheet is approximately $98,000.

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

On December 8, 2006, the Company loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest shall accrue at a rate equal to prime rate, payable upon demand of Accentia. Biovest paid $1.1 million to Accentia upon the closing of the Transaction and the remaining $2.0 million of principal and all accrued and unpaid interest shall be paid by Biovest upon demand by Accentia.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

23. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

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

•

The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan accrues at the rate of 5.82% per annum, non-compounding and shall be payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

23. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

23. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

(xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the consolidate financial statements.

•

In connection with the NMTC financing, Biovest and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in derivative liabilities in the September 30, 2007 consolidated balance sheet is approximately $61,000.

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

24. Impairment of goodwill and intangible assets:

The Company’s intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. The Company obtains a valuation of all intangibles purchased and undertake an annual impairment analysis. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. Impairment exists if the book value of the entity or operating unit is less than its estimated fair value, resulting in a write-down equal to this difference. The Company made no impairment adjustments to recorded goodwill.The Company’s carrying value of goodwill at September 30, 2007 and 2006 was $1.2 million. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

24. Impairment of goodwill and intangible assets (continued)

The Company’s carrying value of intangible assets at September 30, 2007 and 2006 was $14.7 million and $17.8 million, respectively, net of accumulated amortization of $5.6 million and $7.8 million, respectively. The Company begin amortizing capitalized intangibles on their date of acquisition, as further described in Note 7 to the consolidated financial statements.

Impairment Testing

Goodwill impairment testing is calculated at the reporting unit level. The Company’s annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded. Impairment tests for the other intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with SFAS 144, which relates to impairment of long-lived assets other than goodwill, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets.

The Company predominately uses a discounted cash flow model derived from internal budgets in assessing fair values for our impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures, and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect the original estimates of fair values. In the event that the Company’s management determines that the value of intangible assets have become impaired using this approach, the Company will record an accounting charge for the amount of the impairment.

The Company recognized impairment losses of $3.3 million during the year ended September 30, 2006 in connection with the Xodol and pain technology. The Company recognized impairment losses of $0.4 million during the year ended September 30, 2005 in connection with the SRL technology.

MD Turbo Impairment

The Company recognized a $3.3 million impairment expense on its MD Turbo assets in the Specialty Pharmaceuticals segment during the year ended September 30, 2007. The market opportunity for MD Turbo has changed dramatically since the product was launched in June 2006. At the time of its market introduction, MD Turbo was compatible with greater than 90% of all commercially available metered-dose inhalers (MDI). One of the key benefits of MD Turbo was that it contained a built-in dose counter. This important feature helped patients track the number of doses used each month and alerted them when it was time to refill their prescription. In the past year, the majority of manufacturers have re-tooled their products to include a dose counter as well. This “re-tooling” changed the actual physical size of the MDI container and as a result, the majority of MDI’s are no longer compatible with MD Turbo.

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

During the year ended September 30, 2007, due to lack of sales and the reduced market opportunity, the Company has deemed that MD Turbo is no longer a viable commercial product and should be considered impaired. The Company believes there is no salvage value, no positive future cash flows, and no potential buyer of the product rights. The impairment charge consisted of an impairment of a deposit of $.9 million and $2.4 million impairment of the acquired product rights and has been included in operating expenses in the accompanying 2007 consolidated statement of operations. On June 30, 2007, the Company also recorded a charge to cost of sales of approximately $.5 million to write-off remaining MD Turbo inventory.

TEAMM Trademark Impairment

During the year ended September 30, 2007, the “TEAMM” trademark was considered impaired resulting in an expense of $0.3 million. The impairment was a result of the Company changing the name under which Specialty Pharmaceuticals does business to “Accentia Pharmaceuticals” from “TEAMM”.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

25. Quarterly financial data (unaudited):

The following is quarterly financial data for the years ended September 30, 2007, 2006, and 2005:

	Year ended September 30, 2007
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net sales	$5,881,743	$4,557,784	$3,760,889	$4,082,907
Gross profit	4,256,451	3,145,610	1,470,000	2,650,531
Net loss	(30,641,013)	(8,041,074)	(24,995,509)	(12,333,281)
Net loss per share available to common stockholders	$(0.97)	$(0.25)	$(0.71)	$(0.33)

	Year ended September 30, 2006:
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net sales	$6,817,966	$7,053,925	$5,726,527	$5,459,630
Gross profit	4,942,193	4,403,310	3,360,552	3,966,690
Net loss	(317,026)	(13,797,533)	(12,131,710)	(17,148,635)
Net loss per share available to common stockholders	$(0.02)	$(0.47)	$(0.40)	$(0.54)

	Year ended September 30, 2005:
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net sales	$4,517,119	$7,575,192	$5,608,307	$7,494,164
Gross profit	2,302,788	5,402,034	3,664,055	5,592,580
Net loss	(11,032,146)	(7,649,767)	(9,919,840)	(16,134,616)
Net loss per share available to common stockholders	$(3.12)	$(1.53)	$(1.93)	$(3.12)

26. Subsequent Events:

On October 19, 2007, the Company engaged in an effort to induce on the exercise of the short-term warrants in connection with the February 28, 2007 Convertible Debenture Financing. In February 2007, the Company issued 4,670,412 warrants (the “Short-term Warrants”) which, as amended, were scheduled to expire on October 19, 2007. As a consequence of the inducement offer, the Company received an aggregate of $5.6 million in cash from the exercise of the Short-term Warrants at $2.67 per share, 2,568,564 Short-term Warrants expired unexercised and the Company also issued additional warrants to certain of the holders of the February 2007 debentures to purchase an additional 1,895,133 shares of the Company’s Common Stock. These additional warrants have an exercise price of the $2.67 per share and a term expiring on the first to occur of January 19, 2009 or three days following notice of the Company’s common stock trading at $6 per share based on a 10-day volume weighted average.

On October 31, 2007, the Company entered into an amendment to its revolving credit facility with Laurus to extend the Company’s access to its expanded borrowing availability of $4.4 million under this revolving credit facility through March 31, 2008. In consideration of the extension, the Company issued to Laurus a redeemable warrant to purchase up to 4,024,398 shares with an exercise price of $2.67 per share until October 31, 2014 with piggy back registration rights. The Company has the right to terminate and cancel the warrant by making a cash payment in an amount equal to $0.99 for each share underlying the warrant. The Company’s right to terminate and cancel the Warrant expires on the earlier of April 30, 2008 or the date of public release of unblinded clinical trial data from the current Phase 3 clinical trial of SinuNase.

On October 31, 2007, the Company and holders of 84% of the 8% Convertible Debenture Financing dated September 29, 2006 (the “September Debentures”) agreed to defer required monthly redemption payments under the September Debentures from November 1, 2007 through May 1, 2008 and to allow any unconverted balance of those amounts to be redeemed on the Maturity Date of the September Debentures.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

26. Subsequent Events (continued):

On October 12, 2007, the Company issued an unsecured promissory note to a director of the Company in the amount of $300,000. This loan bears interest at prime plus 2.0% and is payable October 11, 2008. The Company issued warrants to purchase 2,727,270 shares of the Company’s common stock at $1.10 per share in conjunction with this loan.

On October 30, 2007, Biovest issued a secured promissory note to Valens Offshore SPV II, Corp. in the amount of $255,000. This note bears interest at prime plus 2.0% and is payable March 31, 2009. As consideration for this loan, Biovest granted to Valens Offshore a 1.08% royalty on net sales and license revenue from any biologic products (including the BiovaxID vaccine).

On October 30, 2007, Biovest issued a secured promissory note to Valens U.S. SPV I, LLC in the amount of $245,000. This note bears interest at prime plus 2.0% and is payable March 31, 2009. As consideration for this loan, the Biovest granted to Valens U.S. a 0.92% royalty on net sales and license revenue from any biologic products (including the BiovaxID vaccine).

On October 31, 2007, Biovest executed an amendment agreement with Laurus, to defer certain current and past due principal and interest payments on Biovest’s $7.8 million loan originated on March 31, 2006. As a result of this amendment, all payments under this note have been deferred until January 2008, at which point monthly amortizing principal payments payments of $267,000 plus interest will again commence. Biovest agreed to pay to Laurus $1.8 million on March 31, 2009 as consideration for this forebearance.

On December 10, 2007, Biovest completed the closing of a financing transaction with Valens Offshore SPV II, Corp., a Delaware corporation and Valens U.S. SPV I, LLC., a Delaware corporation (collectively the “Valens Funds”), pursuant to which the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens funds have been granted royalty interests in the worldwide net sales and license revenues from Biovest’s BiovaxID anti-cancer vaccine. The Notes are non-amortizing and payable in a single payment of principal plus accrued interest on June 5, 2008. The Notes can be prepaid by Biovest at any time without penalty. The outstanding principal amount of the Notes will bear interest at a rate equal to prime rate plus 2% per annum, with a minimum interest rate of 11%. In addition to the interest on the Notes, Biovest paid the Valens Funds a closing payment in the amount of $127,500.00 along with the Valens Funds’ legal fees in the amount of $93,499.65 upon the closing of the Transaction. The obligations pursuant to the Notes are secured by a lien against all assets of Biovest and its subsidiaries and are guaranteed by Biovest and its subsidiaries. The Royalty Agreements provide that the Valens Funds shall receive an aggregate royalty equal to seven percent (7%) of worldwide net sales and license revenues from commercial sales of Biovest’s biologic products, including without limitation Biovest’s BiovaxID anti-cancer vaccine. Proceeds of the Notes, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments previously payable, will be disbursed into a restricted account and released to Biovest based upon an agreed schedule. The proceeds will be used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for Biovest’s anti cancer vaccine, BiovaxID, and for general working capital.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

26. Subsequent Events (continued):

On November 29, 2007 and effective as of December 31, 2007, the Company’s Board of Directors has adopted the Accentia Biopharmaceuticals, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which is intended to be a Qualified Plan subject to ratification by vote of the Company’s shareholders. A copy of the 2008 Plan is attached hereto as Exhibit 10.175.

The 2008 Plan contains provisions relating to equity compensation to the Company’s Directors. Commencing with the effective date of the 2008 Plan, each Director (for clarification both employee Directors and non-employee Directors) (if he or she continues to serve in such capacity) shall annually during the time the 2008 Plan is in effect, automatically be granted a Non-Qualified Stock Option to purchase a number of shares of Stock that is equal to the sum of (i) 30,000 shares plus (ii) 7,500 shares for each standing Board committee on which the Director serves as of the grant date, plus (iii) 7,500 shares of Stock for each standing Board committee for which the Director serves as the chairperson as of the grant date. Nonqualified Stock Options granted to Directors under the Plan are not vested and cannot be exercised prior to the first anniversary of the date of grant, and thereafter shall vest and may only be exercised with respect to one-third of the Option shares on and after the first anniversary of the date of grant, with respect to two-thirds of the Option shares on a cumulative basis on and after the second anniversary of the date of grant, and with respect to all of the Option shares on a cumulative basis on and after the third anniversary of the date of grant. The exercise price per Share for a Non-Qualified Stock Option granted to a Director under the Plan shall be equal to 100% of the Fair Market Value of a share of Stock on the date of grant of such Option.

On November 29, 2007, the Company’s Board of Directors made the following stock option grants pursuant to the 2008 Plan to the Company’s named Executive Officer which will be effective and priced at the close of business on the fifth trading day following the filing of the Company’s Form 10-K for the year ended September 30, 2007:

Alan M. Pearce, CFO	275,000
Steven Arikian, M.D., President and COO, Biopharmaceutical Products and Services	100,000
Samuel S. Duffey, Esq., General Counsel	275,000

Each of the Options granted pursuant to the awards described above have an exercise price of 110% of Fair Market Value on the date of grant, have a term of ten years, and vest in three equal installments on the date of grant and the first anniversary and second anniversary thereof.

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

Date: December 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

Signature		Title	Date

By:	/s/ Francis E. O’Donnell, Jr., M.D.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	December 28, 2007
Francis E. O’Donnell, Jr., M.D.

By:	/s/ Alan M. Pearce	Chief Financial Officer; Director (Principal Financial Officer and Principal Accounting Officer)	December 28, 2007
Alan M. Pearce

By:	/s/ Steven Arikian, M.D.	Director; President and Chief Operating Officer, Biopharmaceutical Products and Services	December 28, 2007
Steven Arikian, M.D.

By:	/s/ David M. Schubert	Director	December 28, 2007
David M. Schubert

By:	/s/ John P. Dubinsky	Director	December 28, 2007
John P. Dubinsky

By:	/s/ Todd D. Thomason	Director	December 28, 2007
Todd D. Thomason

By:	/s/ Edmund C. King	Director	December 28, 2007
Edmund C. King

By:	s/ William S. Poole	Director	December 28, 2007
William S. Poole