Form 10-Q
period 2007-12-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2008-02-14
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007

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

As of January 31, 2008, there were 43,180,576 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Form 10-K for the fiscal year ended September 30, 2007 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IN DEX

ACCENTIA BIOPHARMACEUTICALS, INC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (Unaudited)	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$629,518	$1,623,140
Cash, restricted	4,975,996	2,503,330
Accounts receivable:
Trade, net of allowance for doubtful accounts of $278,591 at December 31, 2007 and $542,864 at September 30, 2007	2,755,785	3,637,633
Inventories	971,384	1,497,584
Unbilled receivables	1,898,148	1,806,584
Deferred finance costs	5,908,693	1,196,000
Prepaid expenses and other current assets	1,546,540	892,026

Total current assets	18,686,064	13,156,297

Goodwill	1,193,437	1,193,437
Intangible assets	14,422,096	14,716,072
Furniture, equipment and leasehold improvements, net	1,592,035	1,761,289
Deferred finance costs, less current portion	1,471,191	1,763,815
Other assets	458,342	455,597

	$37,823,165	$33,046,507

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	December 31, 2007 (Unaudited)	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt (Note 9):
Hybrid financial instrument at fair value	$10,357,576	$7,662,925
Other long-term debt	7,971,790	8,195,132
Lines of credit (Note 7):
Related party	1,005,000	1,705,000
Other	10,985,555	12,030,768
Accounts payable (including related party balances of $4,734,519 and $1,553,460 at December 31, 2007 and September 30, 2007, respectively)	11,327,093	13,202,241
Accrued expenses (including related party balances of $2,010,816 and $169,658 at December 31,2007 and September 30, 2007 respectively)	7,574,720	6,750,086
Unearned revenues	1,998,470	1,456,700
Dividends payable	479,452	479,452
Notes payable (Note 8)	10,989,520	2,399,851
Notes payable, related parties	320,099	168,412
Royalty liability (Note 10)	10,645	491,987
Customer deposits	558,846	878,781
Derivative liabilities (Note 11)	13,116,970	10,814,252

Total current liabilities	76,695,736	66,235,587
Long-term debt, net of current maturities (Note 9):
Hybrid financial instrument at fair value	8,444,803	6,152,492
Other long-term debt	15,364,126	13,877,455
Royalty liability, less current portion (Note 10)	4,727,290	4,604,509
Other liabilities, related party	2,281,391	2,299,546

Total liabilities	107,513,346	93,169,589

Non-controlling interest in variable interest entities (Note 11)	4,879,704	4,973,632

Commitments and contingencies (Note 17)	—	—
Stockholders’ deficit:
Common Stock, $0.001 par value; 300,000,000 shares authorized; 42,334,355 and 39,588,900 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	42,335	39,589
Additional paid-in capital	187,815,106	172,449,173
Accumulated deficit	(262,427,326)	(237,585,476)

Total stockholders’ deficit	(74,569,885)	(65,096,714)

	$37,823,165	$33,046,507

See notes to condensed consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2007	2006
Net Sales:
Products	$1,532,413	$2,936,017
Services	2,803,652	2,772,425
Related party, products	—	173,301

Total net sales	4,336,065	5,881,743

Cost of sales:
Products	922,877	834,740
Services	785,745	790,552

Total cost of sales (exclusive of amortization of acquired product rights)	1,708,622	1,625,292

Gross margin	2,627,443	4,256,451

Operating expenses:
Research and development	481,422	3,798,672
Research and development, related party	3,334,178	592,086
Sales and marketing	1,726,553	2,177,455
General and administrative	5,579,303	6,792,458

Total operating expenses	11,121,456	13,360,671

Operating loss	(8,494,013)	(9,104,220)
Other income (expense):
Interest expense	(12,950,576)	(11,228,953)
Interest expense, net, related party	(3,177)	(11,518)
Loss on sale of assets	(1,147)	(1,181,325)
Derivative loss (Note 11)	(2,302,719)	(649,931)
Loss on financing transaction (Note 12)	—	(8,780,712)
Loss on extinguishment of debt (Note 13)	(1,445,255)	—
Absorption of prior gains against minority interest	—	269,401
Other income	247,357	46,245

Loss before non-controlling interest in losses from variable interest entities and income taxes	(24,949,530)	(30,641,013)
Non-controlling interest in losses from variable interest entities (Note 18)	107,680	—

Loss before income taxes	(24,841,850)	(30,641,013)
Income taxes	—	—

Net Loss	$(24,841,850)	$(30,641,013)

Weighted average shares outstanding, basic and diluted	41,651,901	31,720,472

Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share	$(0.60)	$(0.97)

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, October 1, 2007	39,588,900	$39,589	$172,449,173	$(237,585,476)	$(65,096,714)
Exercise of warrants for cash	1,738,328	1,738	4,639,598	—	4,641,336
Share-based compensation	—	—	1,043,597	—	1,043,597
Reclassification of capitalized finance cost to equity upon conversion of debentures (Note 9)	—	—	(140,576)	—	(140,576)
Common stock issued for services	52,435	53	224,746	—	224,799
Common stock warrants issued for financing cost	—	—	7,636,792	—	7,636,792
Conversion of debentures to common stock	853,201	853	1,723,202	—	1,724,055
Common stock issued for accrued interest	101,491	102	238,574	—	238,676
Net loss for the period	—	—	—	(24,841,850)	(24,841,850)

Balances, December 31, 2007	42,334,355	$42,335	$187,815,106	$(262,427,326)	$(74,569,885)

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(24,841,850)	$(30,641,013)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	1,147	1,181,325
Loss on extinguishment of debt	1,445,255	—
Loss on financing transaction	—	8,780,712
Change in fair market value adjustment of convertible debentures	6,343,620	8,017,767
Depreciation	172,811	148,918
Amortization	293,976	231,111
Share-based compensation	1,043,597	1,060,077
Accretion of capitalized finance costs	3,302,358	—
Accretion of debt discounts	2,458,502	436,647
Accretion of royalty liability	141,439	—
Derivative loss	2,302,719	649,931
Issuance of common stock warrants for finance costs	—	1,389,448
Issuance of common stock for services	224,799	22,259
Non-controlling interest in non-cash earnings from variable interest entities	(93,928)	(267,400)
Other non-cash charges	—	(6,997)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	881,848	(805,676)
Inventories	526,200	(683,329)
Inventory deposits	—	66,781
Unbilled receivables	(91,564)	(460,152)
Prepaid expenses and other current assets	(554,288)	(806,964)
Other assets	(2,740)	(305,894)
Accounts payable	(1,875,147)	(1,846,352)
Accrued expenses	853,288	(802,061)
Unearned revenues	541,770	295,999
Royalty liability	(500,000)	—
Customer deposits	(319,935)	866,466

Net cash flows from operating activities	(7,746,123)	(13,478,397)

Cash flows from investing activities:
Proceeds from sale of assets	17,713	4,811,143
Release (Deposit) of restricted cash, net	(2,472,667)	2,391,329
Acquisition of furniture, equipment, and leasehold improvements	(22,417)	(97,158)
Cash paid for acquisition of product rights and other intangibles	—	(3,500,000)

Net cash flows from investing activities	(2,477,371)	3,605,314

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Three Months Ending December 31,
	2007	2006
Cash flows from financing activities:
Payments on notes payable and long-term debt	(2,539,337)	(3,460,195)
Proceeds from the exercise of stock options	—	17,465
Proceeds from the exercise of stock warrants	4,641,336	—
Payment of deferred financing costs	(426,236)	—
Proceeds from non-controlling investment in variable interest equity	—	2,400,000
Proceeds from notes payable	8,606,851	—
Proceeds from notes payable, related party	300,000	—
Payments on line of credit, related party	(700,000)	—
Payments made to related party, net	(104,649)	(13,483)
Proceeds from long-term debt	500,000	28,990
Proceeds from line of credit, net	(1,048,093)	(1,247,663)

Net cash flows from financing activities	9,229,872	(2,274,886)

Net change in cash and cash equivalents	(993,622)	(12,147,969)

Cash and cash equivalents at beginning of period	1,623,140	15,391,799

Cash and cash equivalents at end of period	$629,518	$3,243,830

Supplemental cash flow information:
Cash paid for:
Interest	$2,249,380	$690,630
Income taxes	$—	$—

Supplemental disclosure of non-cash financing activity:
Conversions of convertible debentures to equity	$1,724,055	$—
Conversions of accrued interest to equity	$238,676	$—
Reclassification of capitalized finance costs to equity upon conversions of debentures	$140,576	$—
Common stock warrants issued for capitalized finance costs	$7,736,793	$—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

1. Description of business and summary of significant accounting policies:

Accentia Biopharmaceuticals, Inc. and its subsidiaries (collectively referred to as the “Company” or “Accentia”) is a vertically integrated biopharmaceutical company focused on the development and commercialization of late-stage, targeted therapeutic clinical products. We have three products in or entering Phase 3 clinical trials, two of which have fast-track status. All three products modify the immune system to treat disease. Our first such product candidate, SinuNase™, is being developed as a treatment for chronic sinusitis (CS) which the medical establishment also refers to as chronic rhinosinusitis (CRS), which is a chronic inflammatory condition of the paranasal sinuses that among others, results in nasal congestion, facial pain and pressure, nasal discharge, and headaches. SinuNase is an amphotericin B suspension that is self-administered into a patient’s nasal cavity for the treatment of CS. If approved by the FDA, we expect that SinuNase would be the first and only foreseeable pharmaceutical product indicated for the treatment of chronic sinusitis. In April 2005, we submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase. In December 2006, we commenced the first of two Phase 3 clinical trials for SinuNase for patients who have recurrent CS whose disease severity has warranted surgical intervention for CS sometime in the past, and in November 2007 we completed randomization of all patients required under the SinuNase Phase 3 clinical trial protocol. We expect unblinding of the Phase 3 data relating to the primary endpoint before the end of March 2008.

Our second product candidate, BiovaxID™, under development by our subsidiary, Biovest International Inc., a publicly held company in which we currently hold approximately 76% of the outstanding capital stock (“Biovest”) is a patient-specific anti-cancer vaccine to treat follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting a portion of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007 the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. We implemented a data lock in December 2007 to define the clinical trial data to be analyzed and the focus of the clinical trial shifted to the planned interim analysis.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

2. Significant accounting policies and consolidation policy:

Basis of presentation

The accompanying condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the condensed consolidated financial statements.

Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

The following table sets forth the calculations of basic and diluted loss per share:

	For the Three Months Ended
	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)
Numerator:
Loss applicable to common stockholders	$(24,841,850)	$(30,641,013)

Denominator:
Weighted average shares—basic loss per share	41,651,901	31,720,472
Effect of dilutive securities	—	—

Weighted average shares for dilutive loss per share	41,651,901	31,720,472

Loss per share applicable to common stockholders, basic and diluted	$(0.60)	$(0.97)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

2. Significant accounting policies and consolidation policy (continued):

Loss per common share (continued)

The effect of common stock equivalents and common shares indexed to convertible debt securities are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows as of:

	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)
Options and warrants to purchase common stock	20,699,641	9,666,697
Convertible debt instruments	14,317,385	11,121,551

	35,017,026	20,788,248

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

2. Significant accounting policies and consolidation policy (continued):

Reclassification:

Certain amounts in the December 31, 2006 condensed consolidated financial statements have been reclassified to conform with the fiscal 2008 presentation.

Recent accounting pronouncements:

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management is currently evaluating the effect, if any the adoption will have on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Management is currently evaluating the effect, if any the adoption will have on the Company’s financial position and results of operations.

In September 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities, has been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently assessing the effect, if any, adoption of FAS157 will have on the Company’s financial position and results of operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

3. Liquidity and management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $24.8 million, used cash from operations of $7.7 million during the three months ended December 31, 2007, and has a working capital deficit of $58.0 million at December 31, 2007. Net losses for Biovest, whose results are consolidated with the Company, were $3.7 million, during the same three month period.

Following the end of the fiscal quarter, in January 2008, the Company entered into definitive agreements and closed a private placement of approximately $8.7 million of Convertible Preferred stock (see Note 20). As a part of the Private Placement, the Company issued short-term warrants to the purchasers of the Preferred Stock giving them the right to purchase up to 3,269,283 shares of the Company’s common stock at an exercise price of $2.67 per share. Each such Short-Term Warrant will be exercisable for cash only and will terminate 30 days after the initial press release by the Company announcing unblinded results of the current Phase 3 clinical trial for SinuNase. If no such press release is made by the Company prior to December 1, 2008, the exercise period shall be the 30-day period commencing December 2, 2008. The Company projects that it has sufficient cash from the above Preferred Stock transaction and from availability under its lines of credit to finance its expected cash outflows into the third quarter of fiscal 2008.

SinuNase results are anticipated to be available in or around March 2008. BiovaxID interim results are anticipated to be available in or around April 2008. The Company believes that its current cash resources available under its lines of credit and proceeds from the private placement above will be sufficient to fund its operations through the anticipated release of unblinded clinical trial data for SinuNase and BiovaxID. The Company believes that the publication of the aforementioned clinical trial results, if positive, will significantly enhance its ability to access additional sources of funding.

The Company is in active negotiations to restructure or refinance its debt instruments which mature in fiscal year 2008. These debt instruments, excluding Biovest debt instruments, include approximately $13.1 million (net of escrowed funds of approximately $1.8 million) due to Laurus and Southwest. Further the Company anticipates that unless otherwise refinanced its principal payment obligations under the convertible debentures issued in September 2006 and February 2007 will be largely satisfied without cash payments through redemptions of principal paid with its common stock as permitted by these debt instruments.

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

4. Restricted Cash:

Pursuant to certain long-term debt and lines of credit agreements, the following cash balances were held in escrow as of December 31, 2007 and September 30, 2006:

	December 31, 2007 (Unaudited)	September 30, 2007
Funds from convertible debentures held to pay down certain Laurus debt	$1,750,454	$2,503,330
Funds from notes payable held for use in future operations, Biovest	3,225,542	—

	$4,975,996	$2,503,330

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

5. Inventories:

Inventories consist of the following:

	December 31, 2007 (Unaudited)	September 30, 2007
Pharmaceutical products held for sale, net of allowances for obsolescence of $0.9 million and $0.6 million, respectively	$360,764	$765,443
Finished goods, other	143,397	205,637
Work-in-process	149,688	311,302
Raw materials	317,535	215,202

	$971,384	$1,497,584

6. Intangible assets:

Intangible assets consist of the following:

	December 31, 2007 (Unaudited)	September 30, 2007	Weighted Average Amortization Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433
Purchased customer relationships	225,137	225,137

	1,401,570	1,401,570

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	1,043,813	1,043,813	9.5 years
Product rights	14,964,018	14,964,018	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,527	7.5 years

	18,869,646	18,869,646
Less accumulated amortization	(5,849,120)	(5,555,144)

	13,020,526	13,314,502

Total intangible assets	$14,422,096	$14,716,072

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

7. Lines of credit:

Lines of credit consist of the following:

	December 31, 2007 (Unaudited)	September 30, 2007
Related Party:
Line of credit bridge note (“Line of Credit”) from an entity owned by an officer and major stockholder of the Company, interest at 4.25%, matures December 31, 2008 unsecured, maturing under certain conditions, as defined(a)(b)	$1,005,000	$1,705,000
Other:
Secured revolving note, $2.5 million is convertible, due to Laurus, interest at prime plus 2% (9.25% at December 31, 2007); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share (See Note 11 for additional conversion terms) (c)	6,985,555	8,030,768
Revolving credit agreement, interest at prime rate (7.25% at December 31, 2007); matures March 31, 2008; secured by Company’s accounts receivable and guarantee of major stockholder	4,000,000	4,000,000

	$11,990,555	$13,735,768

(a)	The Company may prepay the Line of Credit at any time without penalty or premium. However, on the date on which the line of credit becomes due or on which the Company desires to prepay the loan, the Company must not be in default under its credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the line of credit will not become due and cannot be paid until the first day on which both of these conditions are satisfied. The line of credit provided the Company with borrowing capacity of up to $7.5 million. $1.0 million is outstanding under this line of credit leaving potential available borrowing capacity of $6.5 million. On December 27, 2007, the Company issued 175,000 warrants with a fair value of $0.3 million to Hopkins Capital Group II in consideration for previous extensions and continued availability. The $0.3 million will be recognized as interest expense over the extension period.
(b)	Dr. Francis E. O’Donnell, the Company’s Chief Executive Officer and Chairman, is the sole manager of Hopkins Capital Group II, LLC and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins Capital Group II, LLC.
(c)	On October 31, 2007, the Company entered into an amendment to its revolving credit facility with Laurus to extend the Company’s access to its expanded borrowing availability of $4.4 million under this revolving credit facility through March 31, 2008. In consideration of the extension, the Company issued to Laurus a redeemable warrant to purchase up to 4,024,398 shares with an exercise price of $2.67 per share until October 31, 2014 with piggy back registration rights. The Company has the right to terminate and cancel the warrant by making a cash payment in an amount equal to $0.99 for each share underlying the warrant. The Company’s right to terminate and cancel the Warrant expires on the earlier of April 30, 2008 or the date of public release of unblinded clinical trial data from the current Phase 3 clinical trial of SinuNase. The fair value of the warrants of $7.2 million will be recognized as interest expense over the extension period.

Weighted average interest rate on all short-term borrowings aggregated 8.2%, and 8.5% at December 31, 2007 and September 30, 2007, respectively.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

8. Notes payable:

Pulaski Bank and Trust

On January 15, 2007, Biovest closed an amended and restated loan transaction (“Note 1”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan $1 million to Biovest pursuant to an unsecured Promissory Note. Biovest also closed on a second loan transaction with Pulaski on March 22, 2007 (“Note 2”), pursuant to which Pulaski agreed to loan an additional $0.75 million to Biovest pursuant to an unsecured Promissory Note. The combined balance of these notes as of December 31, 2007 is $1.89 million including principal of $1.75 million and accrued interest and fees of $135,000. The notes had original maturity dates from April to July, which have subsequently been extended to December 31, 2007(1). The note can be prepaid by Biovest at any time without penalty. The notes bear interest at the prime rate minus 0.5%, requiring monthly payments of interest only. The notes are an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus. The notes are guaranteed by entities, officers and other individuals affiliated with Biovest or Accentia, the majority stockholder of Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued warrants to purchase 1,770,453 shares of Biovest’s common stock at an exercise price of $1.10 to certain officers and directors in conjunction with their guarantee of these notes payable.

Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee if the guarantee is called upon.

(1)

Biovest and Pulaski have extended the maturity date of these two loans to June 30, 2008. On February 14, 2008, Biovest paid $750,000 to Pulaski resulting in the current aggregate principal balance of $1,050,000. This transaction is described in more detail in Note 20 (Subsequent Events) herein.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

8. Notes payable (continued):

Southwest Bank Creve Coeur Financial Center:

On June 26, 2007, Biovest closed a loan transaction with Southwest Bank Creve Coeur Financial Center of St. Louis, MO (“Southwest”). Southwest loaned $0.2 million to Biovest pursuant to an unsecured Promissory Note which matures on December 26, 2008, and can be prepaid by Biovest at any time without penalty. The note bears interest at the prime rate plus 1.0% (8.75% per annum at December 31, 2007) requiring monthly payments of interest only. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus. The note is guaranteed by an officer of Accentia. The Company has entered into an Indemnification Agreement with the guarantor whereby the Company has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender.

In conjunction with the issuance of this note payable Biovest issued to the guarantor warrants to purchase 109,090 shares of Biovest common stock, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on June 25, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

The balance of this note as of December 31, 2007 is $0.2 million.

Other notes payable:

On September 10, 2007, Biovest issued a promissory note to a private third-party in the amount of $0.3 million. The note bears no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of this note all principal is due on September 9, 2008. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus. Biovest is also obligated to issue $0.3 million in shares of Biovest’s common stock to this individual on September 9, 2008. For purposes of calculating the number of shares to be issued, the stock will be valued at the lower of $1.10 per share or a discount of fifteen percent to the volume-weighted average trading price of Biovest’s common shares for the 60 days prior to maturity. Biovest used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

On October 12, 2007, Biovest issued an unsecured promissory note to a director of Biovest in the amount of $300,000. This loan bears interest at prime plus 2.0% and is payable October 11, 2008. Biovest issued warrants to purchase 2,727,270 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan.

On December 6, 2007, Biovest entered into an agreement with Venture Funding Ltd. (“Venture”) whereby the Company issued to Venture an unsecured, subordinated note in the amount of $45,000 in satisfaction of past payment obligations of the Company to Venture. On December 10, 2007 an amortizing payment of $10,000 was made on this note with future payments due in eight equal quarterly installments plus accrued interest of prime plus 2% beginning March 31, 2008.

On December 10, 2007, Biovest completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC., (collectively the “Valens Funds”), both of which are subsidiary companies of Laurus, pursuant to which the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $8,500,000 and entered

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

8. Notes payable (continued):

Other notes payable (continued)

into two royalty agreements whereby the Valens Funds have been granted royalty interests in the worldwide net commercial sales of the Biovest’s biologic products. The notes are non-amortizing, bear interest at prime plus 2.0%, with a minimum interest rate of 11% and are payable in a single payment of principal and accrued interest on June 5, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of Biovest and its subsidiaries and are guaranteed by Biovest and its subsidiaries. Proceeds of the notes, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released to Biovest based upon an agreed schedule. These notes also contain a default put option whereby upon an event of default Biovest would be required to pay to the Valens Funds a default payment of 130% of the outstanding principal, interest and fees due. Biovest has concluded that this feature constitutes a derivative liability that requires accounting recognition at fair value. Biovest has utilized a probability-based, discounted cash flow approach to value the put. (See Note 11).

9. Long-term debt:

Long-term debt consists of the following:

	December 31, 2007 (unaudited)	September 30, 2007
Convertible debentures – September 2006 (hybrid financial instrument), at fair value, face value of $12,013,467 (December 31, 2007), and $12,940,359 (September 30, 2007), interest at 8% payable quarterly, principal payable in 37 monthly installments beginning October 2007 through September 29, 2010. Convertible to common stock at $2.60 per share (b)	$18,802,379	$13,815,417
Convertible debentures – February 2007, face value of $23,390,000 (December 31, 2007) and $24,640,000 (September 30, 2007), interest at 8% payable quarterly, matures February 2011(c)	12,122,096	10,759,654
Convertible amortizing term note, due to Laurus, interest payable monthly at prime rate plus 4%, (11.25% at December 31, 2007), due April 2008, convertible into shares of common stock at $6.80 per share, exercisable through April 2008 (d)	3,302,191	3,556,173
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in May 2008, convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.00 per share	46,817	46,817
Convertible amortizing term note (owed by Biovest), due to Laurus, interest payable monthly at prime rate plus 2%, (9.25% at December 31, 2007), payable monthly through March 31, 2009 (a)	7,222,361	7,121,871
Valens Offshore SPV II, Corp, $255,000 face value, prime rate plus 2%, (9.25% at December 31, 2007) note payable, due March 31, 2009 (e)	255,000	—
Valens U.S. SPV I, LLC, $245,000 face value, prime rate plus 2%, (9.25% at December 31, 2007) note payable, due March 31, 2009 (e)	245,000	—
Other	101,074	107,728
Long term accrued interest	41,377	480,344

	42,138,295	35,888,004
Less current maturities	(18,329,366)	(15,858,057)

	$23,808,929	$20,029,947

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

9. Long-term debt (continued):

Convertible amortizing term note (a)

This note is collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets of Biovest. The note also contains certain restrictive covenants. Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in August 2007. A Letter Agreement rescheduling future payments due from Biovest to Laurus under the Note became effective on April 17, 2007. Under the Letter Agreement past due and ongoing principal payments on the Note were deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million were to commence. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term (Note 10). In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million, (see Note 13).

October 2007 Amendment to Laurus Loan:

On October 31, 2007, Biovest executed amendment agreements (the “Amendments” with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January, 2008 at which point adjusted principal payments of $0.3 million per month plus interest will commence. Interest on this loan will continue to accrue at prime plus 2.0% (9.25% at December 31, 2007).

Convertible debentures – September 2006 (b)

The September 2006 private placement of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (the “Debentures”) resulted in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction. The Debentures are convertible at any time at the option of the holder into shares of the Company’s common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. Interest is payable quarterly in arrears in cash, or, at the Company’s option, in shares of Company common stock from and after an event of default under the Debentures and for so long as the event of default is continuing, the Debentures will bear default interest at a rate of 18% per annum.

Beginning October 1, 2007, and on the 1st of each month thereafter, the Company was required to redeem 1/37th of the face value of the Debentures in cash or, at the Company’s election, with shares of Company common stock, shares of Biovest common stock held by the Company, or a combination thereof. On October 31, 2007, the Company and holders of 84% of the 8% Convertible Debenture Financing dated September 29, 2006 (the “September Debentures”) agreed to defer required monthly redemption payments under the September Debentures from November 1, 2007 through May 1, 2008 and to allow any unconverted balance of those amounts to be redeemed on the Maturity Date of the September Debentures.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

9. Long-term debt (continued):

Convertible debentures – September 2006 (b) continued

As a part of this debenture offering, the Company issued Warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 3,136,201 shares of the Company’s common stock at an exercise price of $2.75 per share, provided that such Warrants may be alternatively exercised for shares of Biovest common stock held by the Company at an exercise price of $1.10 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. These will expire on September 29, 2011.

As of December 31, 2007, approximately $13.0 million of principal has been converted to common stock and therefore, $12.0 million (face value) of the debentures are included on the December 31, 2007 consolidated balance sheet at a fair value of $18.8 million.

Convertible debentures – February 2007 (c)

The February 2007 Private Placement of $24.7 million in principal amount of 8% Secured Convertible Debentures issued on February 28, 2007, and maturing February 28, 2011 (the “February 2007 Debentures”) resulted in gross proceeds of $18,800,000 after placement fees of approximately $2.0 million not including other expenses associated with the transaction. The February 2007 Debentures are convertible at the option of the holder at $2.67 per share, subject to an adjustment, as defined.

Beginning on March 1, 2008, and on the 1st of each month thereafter, the Company is required to redeem 1/37th of the face value of the February 2007 Debentures in cash or, at its election, with shares of our common stock.

In conjunction with the issuance of the February 2007 Debentures, in order to induce certain investors from the September 2006 Private Placement to increase their investment by purchasing additional debentures in the February 2007 Private Placement, the Company offered a discount on the February 2007 Debentures and additional warrants to purchase shares of common stock with the issuance of the February 2007 Debentures. The Company issued $17,940,000 face value convertible debentures to certain investors for proceeds of $13,000,001, and 1,049,750 additional warrants with an estimated fair value of approximately $1,740,000 to these investors. The Company recognized a loss of $4,547,503 pursuant to this inducement during the year ended September 30, 2007. On September 5, 2007. The Company extended the forced conversion until March 31, 2008.

As a part of the February 2007 Private Placement, the Company issued warrants to the purchasers of the February 2007 Debentures giving them the right to purchase up to an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $2.94 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of the Company’s common stock at an exercise price of $2.67 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “Warrants”). The Warrants are immediately exercisable, and the exercise prices for the Warrants are subject to adjustment for stock splits, stock dividends, and the like. In connection with the February 2007 Private Placement, the Company also issued to the placement agents for the transaction Long Term Warrants to purchase an aggregate of approximately 0.4 million shares of our common stock. All of the Long Term Warrants will expire on the fifth (5th) anniversary of the issue date of such warrants, and all of the Short Term Warrants were to expire September 17, 2007; however, the Short Term Warrants were extended until September 28, 2007 and further extended until October 19, 2007.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

9. Long-term debt (continued):

Convertible debentures – February 2007 (c) (continued)

On October 19, 2007, the Company engaged in an effort to have the holders exercise the short-term warrants in connection with the February 28, 2007 Convertible Debenture Financing. The “Short-term Warrants”, as amended, were scheduled to expire on October 19, 2007. As a consequence of this effort, the Company received an aggregate of $4.6 million in cash from the exercise of the Short-term Warrants at $2.67 per share, 2,568,564 Short-term Warrants expired unexercised and the Company also issued additional warrants to certain of the holders of the February 2007 debentures to purchase an additional 1,895,133 shares of the Company’s Common Stock. These additional warrants have an exercise price of the $2.67 per share and a term expiring on the first to occur of January 19, 2009 or three days following notice of the Company’s common stock trading at $6 per share based on a 10-day volume weighted average.

Laurus Master Fund, Ltd. secured revolving term note and convertible term note (d)

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

In August 2005, the term loan portion of the Laurus credit facility was amended and restated secured convertible term note, dated August 16, 2005, in the principal amount of $10.0 million (an increase of $5.0 million). The amended and restated secured convertible term note accrues interest at a rate of the greater of 10% per annum or prime rate plus 4%. The secured convertible minimum borrowing note and secured revolving note accrue interest at a rate equal to the greater of 7.25% per year or prime rate plus 2%. Certain repayment terms were conditional based on timing of the initial public offering. As a result of completion of the offering, the amended and restated secured convertible term note is payable over three years in equal monthly payments of principal and interest of $0.3 million. The secured revolving note and secured convertible minimum borrowing note are due on the third anniversary of the notes with all accrued but unpaid interest payable monthly.

In connection with the Laurus credit facility, the Company issued to Laurus a warrant to purchase a number of shares of our common stock that is equal to $8.0 million divided by our per share initial public offering price ($8.00) (1,000,000 warrants), and such warrant has an exercise price equal to our per share initial public offering price ($8.00).

The warrant will expire on the 5th anniversary of the date of warrant issuance. As a part of the August 2005 amendment to the Laurus credit facility, the Company granted Laurus an additional warrant to purchase up to 277,778 shares of the Company’s common stock at an exercise price of $0.001 per share. This additional warrant is exercisable and, except for the absence of a forced exercise provision, has substantially the same terms and conditions as the other warrant granted to Laurus.

The principal and accrued but unpaid interest under each of the Laurus notes is convertible at the option of Laurus into shares of our common stock at $6.80 per share.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

9. Long-term debt (continued):

Laurus Master Fund, Ltd. secured revolving term note and convertible term note (d) (continued)

December 31, 2007 (Unaudited)
Carrying value of note payable, October 1, 2007	11,586,941
Accretion of discount	394,060
Debt repayments, net	(1,693,255)

Carrying value of note payable, December 31, 2007	$10,287,746

As presented on consolidated balance sheet:
Current maturities of convertible amortizing term note	$3,302,191
Lines of credit-secured revolving note	6,985,555
Long-term debt, net of current maturities (See Note 9)	—

Total	$10,287,746

Included in restricted cash is $1.8 million which is reserved for payment on the Laurus Term Note.

The discount to the debt instruments resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective interest method.

Valens Offshore SPV II, Corp, and Valens U.S. SPV I, LLC secured promissory notes (e)

On October 30, 2007, Biovest completed a financing transaction with the Valens Funds. Pursuant to this transaction, the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of Biovest’s biologic products. The notes are non-amortizing and accrue interest at prime plus 2%, with a minimum of 9% interest. Interest is payable monthly in arrears, commencing November 1, 2007. The principal balance of both notes is due upon maturity on March 31, 2009.

Fair value of debt instruments

The fair value of certain financial instruments are included for disclosure purposes only are estimated based upon the present value of the estimated cash flow at credit risk adjusted interest rates for convertible instruments. As of December 31, 2007 and September 30, 2007, estimated fair values and respective carrying values for certain debt instruments are as follows:

	December 31, 2007		September 30, 2007
	Fair Value	Carrying Value	Fair Value	Carrying Value
$7,799,000 Secured Term Note (Biovest)	$7,278,907	$7,222,361	$6,332,730	$7,121,872
$24,940,000 Convertible debentures	$20,493,340	$12,122,096	$20,855,984	$13,815,417
$10,000,000 Face Value Convertible Secured Term Note	$3,754,377	$3,302,191	$3,557,900	$3,556,173
$10,000,000 Revolving Line of Credit	$6,636,513	$6,985,555	$7,607,663	$8,030,768

	$38,163,137	$29,632,203	$38,354,277	$32,524,230

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

9. Long-term debt (continued):

Future maturities of long-term debt are as follows as of December 31, 2007:

2008	$17,833,191
2009	17,267,285
2010	9,169,733
2011	2,931,081

47,201,290
Less unamortized discount and adjustment to fair value on convertible debentures	(5,062,995)

$42,138,295

10. Royalty liability

On April 17, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan (Note 9). As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million. On December 10, 2007 the Company paid $0.5 million of the minimum royalty. Future payments are due quarterly with the balance of the royalty (if any), less actual royalties paid, being due on May 31, 2012.

The Company recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. Management has determined that the recorded liability represents their best estimate of future payments due under this agreement. Additional royalty expense, if any, will be recorded as incurred or as it becomes reasonably estimable. Therefore, the actual royalty liability could exceed the recorded amount.

Expected future royalty payments are as follows:

Years ending December 31,:
2008	$11,421
2009	153,450
2010	295,350
2011	424,230
2012	6,615,549

7,500,000
Unamortized discount	(2,762,065)

$4,737,935

Current	$10,645
Non-Current	4,727,290

$4,737,935

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

11. Derivative Liabilities

The following tabular presentation reflects the components of derivative financial instruments as of:

	December 31,2007 (Unaudited)	September 30, 2007
Embedded derivative instruments, bifurcated	$881,018	$486,300
Freestanding derivatives:
Warrants issued with convertible debt	5,515,121	3,692,701
Warrants issued with notes payable	4,976,000	4,928,000
Default and investment put options, Biovest	1,087,302	565,677
Investment put option, Accentia	657,529	1,141,574

	$13,116,970	$10,814,252

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	December 31, 2007 (Unaudited)	September 30, 2007
Accentia Common shares indexed:
Freestanding and embedded derivative	4,385,844	4,385,844
Investment put	1,498,128	1,498,128

	5,883,972	5,883,972

	December 31, 2007 (Unaudited)	September 30, 2007
Biovest Common shares indexed:
Freestanding derivatives (warrants to purchase Biovest shares issued to Laurus Funds, LTD. by Accentia)	10,000,000	10,000,000

Derivative income (losses) in the accompanying statements of operations relate to the individual derivatives as follows as of:

	Three Months Ended:
	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)
Embedded derivative instruments, bifurcated	$(394,718)	$—
Freestanding derivatives:
Warrants issued with convertible debentures	(1,822,420)	(664,123)
Warrants issued with term note payable	(48,000)	—
Default and investment put options, Biovest	(521,625)	14,192
Investment put option, Accentia	484,044	—

	$(2,302,719)	$(649,931)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

12. Related party transactions:

On December 27, 2007, the Company entered into an Agreement & Consent with Hopkins Capital Group II LLC. (“HCGII”), an entity controlled by the Company’s CEO, Dr. Francis E. O’Donnell M.D., whereby the parties confirmed that the Company had continued access to the full borrowing capability under its existing Line of Credit dated August 16, 2005 with HCGII through December 31, 2008 (Note 7).

On December 27, 2007 the Company issued warrants to purchase up to 175,000 shares of the Company’s common stock at an exercise price of $2.91 per share to HCGII in consideration for previous extensions of credit and the continued availability of the funds under the Company’s existing Line of Credit dated August 16, 2005. These warrants were fully vested upon issuance and have a term of five years (Note 7).

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

12. Related party transactions (continued):

Agreements with Biovest (continued)

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

Notes payable, related party:

On September 11, 2007, Biovest issued two unsecured promissory notes to two directors of Biovest in the amount of $0.2 million. These loans bear interest at prime plus 2.0% (9.25% at December 31, 2007) and mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to Biovest’s outstanding loans to Laurus and the Valens Funds. Biovest issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with these loans. In accordance with APB 14 : “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of these notes as of December 31, 2007 is $145,000. The remaining discount of $55,000 to these notes payable will be accreted using the effective interest method through September 2008. Interest expense of approximately $17,000 was incurred on these notes during the quarter ended December 31, 2007.

On September 26, 2007, Biovest issued an unsecured promissory note to a shareholder of the Company in the amount of $46,000. This loan bears interest at prime plus 2.0% (9.25% at December 31, 2007) and is payable May 31, 2008. This note is subordinated to Biovest’s outstanding loan to Laurus and the Valens Funds. Biovest issued five-year warrants to purchase 25,099 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. In accordance with APB 14 : “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of December 31, 2007 is $46,000. Interest expense of approximately $6,000 was incurred on this note during the quarter ended December 31, 2007.

On October 12, 2007, Biovest issued an unsecured promissory note to a director of Biovest in the amount of $300,000. This loan bears interest at prime plus 2.0% (9.25% at December 31, 2007) and is payable October 11, 2008. Biovest issued warrants to purchase 2,727,270 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of December 31, 2007 is $128,000. Interest expense of approximately $34,000 was incurred on this note during the quarter ended December 31, 2007.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

13. Loss on extinguishment of debt:

On October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January, 2008, at which point adjusted principal payments of $0.3 million per month were to commence. Interest on this loan will continue to accrue at prime plus 2.0% and will be due monthly beginning January, 2008. As consideration for the forbearance Biovest will pay to Laurus an additional $1.8 million upon the maturity of the note, March 31, 2009.

Biovest applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2007.

14. Stockholders’ equity:

Stock options and warrants

The Company provides for three option plans, the 2003 Stock Option Plan (“2003 Plan”), the 2005 Equity Incentive Plan (“2005 Plan”), and the 2008 Equity Incentive Plan (“2008 Plan”). All of these plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3,500,000 shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2007, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of December 31, 2007, 784,635 options are outstanding under the 2003 Plan.

The 2005 Plan provides for the issuance of 3,000,000 shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of December 31, 2007, 1,889,108 options are outstanding under the 2005 Plan. The Company may, at any time, amend or modify the Plan without limitation.

On November 29, 2007 and effective as of December 31, 2007, the Company’s Board of Directors has adopted the Accentia Biopharmaceuticals, Inc. 2008 Plan, which is intended to be a Qualified Plan subject to ratification by vote of the Company’s shareholders.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

14. Stockholders’ equity (continued):

Stock options and warrants issued, terminated/forfeited and outstanding during the three months ended December 31, 2007 (unaudited) are as follows:

	Shares	Average Exercise price per share
Options and warrants outstanding, September 30, 2007	18,767,692	3.64
Activity for the three months ended December 31, 2007:
Options issued	197,431	4.30
Warrants issued	6,094,531	2.55
Options terminated/forfeited	(53,211)	3.23
Warrants terminated/forfeited	(2,568,474)	2.67
Warrants exercised	(1,738,328)	2.67

Options and warrants outstanding, December 31, 2007	20,699,641	3.56

Options outstanding	2,673,743	3.97
Warrants outstanding	18,025,898	3.50

	20,699,641

The weighted average grant date fair values of stock options and warrants granted during the three months ended December 31, 2007 (unaudited) were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
Three months ended December 31, 2007	$2.13	$1.53

A summary of the status of the Company’s nonvested stock options as of December 31, 2007, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2007	928,466
Granted	197,431
Vested	(377,447)
Forfeited	(53,211)

Nonvested at December 31, 2007	695,239	$2.13	46,755

The total unearned compensation cost of $1,682,622 relating to the 695,239 nonvested options as of December 31, 2007 will be recognized over a weighted average period of two years.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

15. Operational results for Biovest (unaudited):

	For the three months ended December 31,
	2007		2006
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$1,259,030	$3,077,035	1,327,108	4,554,635
Cost of sales	682,508	1,026,114	766,092	859,200

Gross margin	576,522	2,050,921	561,016	3,695,435
Operating expenses	1,835,106	9,286,350	8,956,560	4,404,111

Loss from operations	(1,258,584)	(7,235,429)	(8,395,544)	(708,676)
Interest income (expense)	(783,285)	(12,170,468)	(2,039,692)	(1,183,012)
Other income (expense)	(1,269,538)	70,494	(13,529,752)	(4,403,807)
Derivative gain (loss)	(521,626)	(1,781,093)	14,192	(664,123)
Non-controlling interest in earnings from variable interest entities	98,930	8,750	—	—
Absorption of prior losses against minority interest	—	—	—	269,401

Net loss	(3,734,103)	(21,107,746)	(23,950,796)	(6,690,217)
Dividends	—	—	—	—

Loss attributable to common stockholders	(3,734,104)	(21,107,746)	(23,950,796)	(6,690,217)

Weighted average shares outstanding, basic and diluted	41,651,901	41,651,901	31,720,472	31,720,472
Loss attributable to common stockholders per common share	(0.09)	(0.51)	(0.76)	(0.21)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

16. Segment information:

The Company defines segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, discontinued operations and income taxes.

Segment information for the three months ended December 31, 2007 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$775,260	$757,153	$1,532,413
Services	2,803,652	—	2,803,652

Total net sales	3,578,912	757,153	4,336,065

Cost of sales:
Products	431,566	491,311	922,877
Services	785,745	—	785,745

Total cost of sales	1,217,311	491,311	1,708,622

Gross margin	2,361,601	265,842	2,627,443
Sales and marketing	39,559	1,686,994	1,726,553
Research and development	3,815,600	—	3,815,600

Segment loss	1,493,558	1,421,152	2,914,710

General and administrative expenses			5,579,303
Other expense			16,455,517
Non-controlling interest in losses from variable interest annuities			(107,680)

Net loss			$24,841,850

Total assets	$30,159,105	$3,103,451	$33,262,556

Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

16. Segment information (continued):

Segment information for the three months ended December 31, 2006 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,002,762	$2,106,556	$3,109,318
Services	2,772,425	—	2,772,425

Total net sales	3,775,187	2,106,556	5,881,743

Cost of sales:
Products	398,737	436,003	834,740
Services	790,552	—	790,552

Total cost of sales	1,189,289	436,003	1,625,292

Gross margin	2,585,898	1,670,553	4,256,451
Sales and marketing	29,457	2,147,998	2,177,455
Research and development	4,390,758	—	4,390,758

Segment loss	1,834,317	477,445	2,311,762

General and administrative expenses			6,792,458
Other expense			21,536,793
Non-controlling interest in losses from variable interest annuities			—

Net loss			$30,641,013

Total assets	$38,212,456	$5,287,527	$43,499,983

Goodwill	$1,193,437	$—	$1,193,437

Domestic and foreign operations

	Three months ended December 31, 2007			Three months ended December 31, 2006
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$3,197,823	$1,138,242	$4,336,065	$4,603,901	$1,277,842	$5,881,743
Net loss	(24,712,418)	(129,432)	(24,841,850)	(31,160,866)	519,853	(30,641,013)
Total Assets	30,360,165	2,902,391	33,262,556	39,759,118	3,740,865	43,499,983
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

17. Commitments and contingencies:

Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2012. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending December 31,
2008	$2,851,515
2009	2,255,031
2010	1,050,731
2011	579,050
2012	—

$6,736,327

The annual aggregate future rental income from sub-leases is as follows:

Year ending December 31,
2008	$502,462
2009	63,069

$565,531

Rent expense for all operating leases was approximately $0.8 million for the three months ended December 31, 2007 and 2006 respectively. Rental income from subleases aggregated $0.1million for the three months ended December 31, 2007 and 2006, and has been included in general and administrative expenses in the accompanying statements of operations.

Litigation

Accent Rx, Inc. complaint:

In October 2002, the Company’s wholly-owned subsidiary, Accent RX, Inc, acquired the assets and certain liabilities of American Prescription Providers, Inc. and American Prescription Providers of New York, Inc., collectively, referred to as APP, which at the time of purchase operated a mail-order specialty pharmacy focused on filling prescriptions for AIDS patients and organ transplants. Following the purchase of APP’s assets, Accent RX operated the mail-order business until it sold the assets of this business in December 2003 to a third-party in an arm’s length transaction. After the sale of the APP assets, Accent RX ceased to engage in business, and Accent RX currently has nominal assets. On May 23, 2007, Accent RX was served with a complaint filed in the United States District Court – District of Massachusetts. The action was brought on behalf of the United States by the Relator Christine Driscoll and on behalf of the States of California, Delaware, Florida, Hawaii, Illinois, Massachusetts, Nevada, Tennessee, Texas, and Virginia and the District of Columbia (collectively, “the States”) by the Co-Relators Christine Driscoll and Frank Garcia under the states’ respective qui tam statutes. The complaint alleges violations of the Federal False Claims Act (“FCA”) and of analogous state qui tam statutes. The complaint identifies APP and other defendants as “preferred providers” of Serostim, a drug manufactured by Serono, Inc. and used to treat AIDS-associated weight loss, wasting, and/or catabolism. The plaintiffs allege that, although Serono, Inc. gave the preferred providers a 3.75 percent discount on the price of Serostim, the preferred providers billed the Health Care Finance Administration of the United States (“HCFA”) and other third party payors for the full price of Serostim. The complaint further alleges that the preferred providers violated the Anti-Kickback Statute of the Medicare-Medicaid Antifraud and Abuse

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

17. Commitments and contingencies (continued):

Litigation (continued)

Accent Rx, Inc. complaint (continued):

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

Based upon advice of counsel and its own analysis, the Company believes that there is no likelihood of exposure to material liability on account of these pending litigations. Therefore, no amounts are currently accrued for the above litigations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

18. Variable Interest Entities:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

18. Variable Interest Entities (continued):

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

Assets of $20.1 million and liabilities of $15.3 million of the variable interest entities identified above, are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Telesis CDE Two, LLC, Biovax Investment, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s September 30, 2007 consolidated balance sheet as non-controlling interests in variable interest entities.

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

The Company has the controlling financial interest of Revimmune and is considered the primary beneficiary, and therefore, the financial statements of Revimmune have been consolidated with the Company as of February 27, 2007 and through December 31, 2007. As of December 31, 2007, Revimmune’s assets and equity were approximately $37,100. The Company’s non-controlling interest in earnings from Revimmune for the three months ended December 31, 2007 is a loss of $8,750.

Non-controlling interest in income (loss)

The Company’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the three months ended December 31, 2007 consist of the following:

December 31, 2007
Biovax Investment LLC	$112,521
Telesis CDE Two, LLC	(17,389)
AutovaxID Investment, LLC	114,489
St. Louis NMTC Fund II, LLC	(110,691)
Revimmune LLC	8,750

Non-controlling interest in losses from variable interest entities	$107,680

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

19. New Market Tax Credit Transactions:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

19. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

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

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million and assumed certain liabilities, including a portion of a demand note payable to Accentia. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, Biovest is required to treat the advance as unrestricted and non-segregated funds provided that Biovest uses the funds to make all required lease payments. Finally, Biovax also hired all of Biovest’s employees. that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. Biovax, Inc., Biovest’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

19. New Market Tax Credit Transactions (continued):

April 2006 NMTC Transaction (continued)

Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

In connection with the NMTC financing, Biovest and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates. that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in derivative liabilities in the December 31, 2007 and September 30, 2007 consolidated balance sheets is approximately $100,000 and $98,000 respectively.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

19. New Market Tax Credit Transactions (continued):

December 2006 NMTC Transaction

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

19. New Market Tax Credit Transactions (continued):

December 2006 NMTC Transaction (continued)

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovest, its subsidiaries and certain related parties (also see 3, below) have entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. AutovaxID, Inc., Biovest’s wholly owned subsidiary, is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other. facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

19. New Market Tax Credit Transactions (continued):

December 2006 NMTC Transaction (continued)

residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi) AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within Biovest’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

In connection with the NMTC financing, Biovest and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The fair value associated with the put option and included in derivative liabilities in the December 31, 2007 and September 30, 2007 consolidated balance sheets is approximately $62,000 and $61,000, respectively.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

20. Subsequent Events:

Following the end of the fiscal quarter, in January 2008, the Company entered into definitive agreements and closed a private placement (the “Private Placement”) of $8.7 million of Convertible Preferred stock (the “Preferred Stock”). The net proceeds after placement agent fees of approximately $0.6 million, but before other expenses associated with the transaction, were approximately $8.1 million. In connection with the Private Placement, the Company also issued to the Placement Agent warrants to purchase an aggregate of 163,464 shares of the Company’s common stock at an exercise price of $2.67 per share. The Company plans to use the proceeds of the Private Placement as working capital, including supporting drug development, regulatory strategies and marketing plans.

The Preferred Stock will be convertible at any time at the option of the holder into shares of the Company’s common stock at $2.67 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants in the future any rights to purchase shares of the Company’s common stock, or other security convertible into the Company’s common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Preferred Stock will be decreased to equal such lower price. This adjustment to the conversion price or exchange price for future stock issuances will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions. The Preferred Stock has liquidation preferences ahead of the holders of common stock and the holders of junior preferred stock in the event of liquidation or bankruptcy up to the amount of the Purchasers’ purchase price for the Preferred Stock. The Company has the right to force the conversion of the Preferred Stock into shares of its common stock if the Company’s common stock trades at 250% of the purchase price for a stated time and certain defined conditions are met. All remaining unconverted Preferred Stock will be redeemed by cash payment on the maturity date of March 31, 2011 provided the convertible debentures issued to certain investors in September 2006 and February 2007 (the “Debentures”) are no longer outstanding. Commencing on January 18, 2009, the Company has the option to redeem some or all of the outstanding Preferred Stock upon notice by payment of a cash redemption price equal to 130% of the then-applicable conversion price and providing the Debentures are then converted, redeemed, or otherwise retired or the consent of the holders is obtained. The preferences and features of the Preferred Stock are fully described in a Certificate of Designation and amendment to the Company’s Articles of Incorporation filed on the date of closing of the Private Placement and attached as an exhibit thereto.

As a part of the Private Placement, the Company issued short-term warrants (the “Short-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 3,269,283 shares of the Company’s common stock at an exercise price of $2.67 per share. The Short-Term Warrant exercise price is subject to adjustment for stock splits, stock dividends, and the like. Each such Short-Term Warrant will be exercisable for cash only and will terminate 30 days after the initial press release by the Company announcing unblinded results of the current Phase 3 clinical trial for SinuNase. If no such press release is made by the Company prior to December 1, 2008, the exercise period shall be the 30-day period commencing December 2, 2008. In the event that any proceeds are realized by the Company upon the exercise of Short-Term Warrants described herein, the Placement Agent shall receive an additional placement fee in an amount equal to 7% of any such Short-Term Warrant proceeds.

In addition, as a part of the Private Placement, the Company issued long-term warrants (the “Long-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 1,634,639 shares of the Company’s common stock at an exercise price of $2.67 per share. The Long-Term Warrants will expire on January 17, 2014. In the event that the Company in the future issues or grants any rights to purchase any of the Company’s common stock, or other security convertible into the Company’s common stock, for a per share price less than the exercise price then in effect, the exercise price of the Long-Term Warrants will be reduced to equal such lower price. The foregoing adjustments to the exercise price for the Company’s Long-Term Warrants for future stock issues will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions. In the event that any proceeds are realized by the Company upon the exercise of Short-Term Warrants described herein, the Placement Agent shall receive an additional placement fee in amount equal to 7% of any such Long-Term Warrant proceeds.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

20. Subsequent Events (continued):

In connection with the Private Placement, the Company and the purchasers of the Preferred Stock entered into a Registration Rights Agreement under which the Company filed a registration statement with the SEC covering the resale of the shares of Company’s common stock issuable pursuant to the Preferred Stock and Warrants. The company is obligated to use its best efforts to have the registration statement filed on February 4, 2008, to be declared effective at the earliest date (but in no event later than 60 days after the Closing if there is no SEC review of the registration statement, or 90 days if there is an SEC review). The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed or does not become effective on a timely basis.

Effective as of January 31, 2008, the Company entered into amendments to its credit facility with Laurus to: (i) extend the maturity date of the Minimum Borrowing Note dated April 29, 2005 from its present maturity date of March 31, 2008 through April 29, 2008 and (ii) provide for the release of certain collateral from the security interest of Laurus at such time as the Company’s indebtedness to Laurus is paid in full but at a time when the Company’s pledge and security commitments with regard to indebtedness of Biovest to Laurus remain outstanding.

Effective as of January 31, 2008, the Company entered into a conditional commitment that once all obligations under the Convertible Debentures dated September 29, 2006 and February 28, 2007 have been paid or converted in full, the Company will guarantee, and pledge certain shares of Biovest owned by the Company to collateralize, the indebtedness of Biovest to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (collectively, the “Valens Funds”).

Also effective as of January 31, 2008, the Company and Laurus amended certain redemption terms of the redeemable warrant issued to Laurus on October 30, 2007 (the “Redeemable Warrant”) to purchase up to 4,024,398 shares of the Company’s common stock to specify that the Company shall be entitled to exercise its right to terminate and cancel the Redeemable Warrant by making a cash payment in an amount equal to approximately $0.99 for each share underlying the Redeemable Warrant through and including March 31, 2008.

Also effective as of January 31, 2008, the Company entered into an agreement with Laurus whereby the Company agreed to decrease the exercise price on a certain Warrant to purchase one million shares of the Company’s common stock previously issued to Laurus on August 16, 2005 (the “August 2005 Warrant”) from $8.00 per share to $2.67 per share, with the remaining terms of the August 2005 Warrant remaining the same.

On February 5, 2008, the Company and Biovest entered into an amendment to the existing royalty agreement on sales of Biovest’s biologic products, currently known as BiovaxID, to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

On February 5, 2008, the Company was granted an option by Biovest permitting the Company, in its discretion, to convert part or all of the principal and interest due to the Company on the date of the conversion under the intercompany debt owed by Biovest into shares of Biovest common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of for certain recapitalizations or in the event of the sale of Biovest stock at prices below the Conversion Price. Biovest granted demand and piggyback registration rights to the Company for the shares underlying this Conversion Option.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

20. Subsequent Events (continued):

Effective as of January 31, 2008, Biovest entered into amendments of its existing royalty agreements dated December 10, 2007 and October 29, 2007 on sales of Biovest’s biologic products, currently known as BiovaxID, with the Valens Funds to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

On February 5, 2008 the Company entered into an Addendum to its Joint Promotion and Distribution Agreement dated April 6, 2007 with Arbor Pharmaceuticals, Inc. (“Arbor”), whereby the Company acquired the commercial distribution rights to Neotic™, a treatment for infections of the middle ear. Pursuant to this Addendum the Company has made payment of $100,000 to Arbor and is obligated to make an additional advance payment of $100,000 on or before March 15, 2008.

On February 12, 2008, the Company entered into a letter-agreement with Respirics, Inc. (the “Termination Agreement”) whereby the parties agreed to terminate the Amended and Restated Distribution and Supply Agreement dated August 12, 2005 (the “Supply Agreement”). The Company has no further purchase or payment obligations with respect to the Supply Agreement. Pursuant to the Termination Agreement, the Company is entitled to receive 50% of any proceeds in excess of $110,000 received by Respirics from resale of remaining inventory of MD Turbo product.

Biovest and Pulaski extended the maturity date of the outstanding notes dated January 17, 2007 and March 22, 2007 in the respective amounts of $1,000,000 and the $750,000 to June 30, 2008. On February 14, 2008, Biovest reduced the outstanding aggregate loan amounts through a payment of $750,000 to Pulaski. Pulaski and Biovest are in the process of restating the notes to reflect the current aggregate principal amount of $1,050,000 and the current maturity date of June 30, 2008. The notes continue to be unsecured obligations of Biovest and continue to be guaranteed by certain affiliates of the Company and Biovest. Biovest has agreed to issue to the guarantors, as additional consideration for the continuation of the guarantees, warrants to purchase an aggregate total of 1,862,460 shares of Biovest’s common stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”) and expiring on February 13, 2013. The guarantors have piggy-back registration rights for the shares underlying the Warrants. In addition, Biovest has agreed to issue to Pulaski 400,000 shares of the Biovest’s common stock in full payment of renewal/extension fees due to Pulaski in connection with these Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Form 10Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10Q. This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1, BUSINESS” in our annual report on Form 10-K for the fiscal year ended September 30, 2007 those additional risks, discussed in ITEM 1A. of Part II of this quarterly report and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission.

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

Our second product candidate, BiovaxID, under development by our subsidiary, Biovest International Inc., a publicly held company in which we currently hold approximately 76% of the outstanding capital stock (“Biovest”) is a patient-specific anti-cancer vaccine to treat follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting a portion of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007 the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. We implemented a data lock in December 2007 to define the clinical trial data to be analyzed and the focus of the clinical trial shifted to the planned interim analysis.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended December 31, 2007 were $4.3 million, a decrease of $1.6 million, or 28%, from the three months ended December 31, 2006. The decrease in our consolidated net sales for the three months ended December 31, 2007 reflected a decrease of $1.3 million in net sales in our Specialty Pharmaceuticals segment primarily due to the divestiture of our Xodol and Histex product lines in October 2006, the discontinuance of our Respi-Tann G product line due to FDA mandate, and product returns, a decrease of $0.2 million in net sales of our Analytica subsidiary and an increase of $0.1 million in Biovest.

Cost of Sales. Our cost of sales for the three months ended December 31, 2007 was $1.7 million, or 39% of net sales, compared to $1.6 million, or 28% of net sales, during the three months ended December 31, 2006. This represented an increase of $0.1 million, or .05%, over the three months ended December 31, 2006 primarily due to the creation of reserves of $0.2 million for the Respi~TANN G products, offset by lower sales.

Research and Development Expenses. Our research and development costs were $3.8 million for the three months ended December 31, 2007; a decrease of $0.6 million, or 13%, over the three months ended December 31, 2006. Our Biovest subsidiary research and development expense decreased by $2.0 million during the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. The Biovest decrease of $2.0 million was offset by an increase of $1.4 million in SinuNase research and development expense due to the continuing Phase III clinical trials.

Sales and Marketing expenses. Our sales and marketing expenses were $1.7 million for the three months ended December 31, 2007; a decrease of $0.5 million, or 21%, over the three months ended December 31, 2006. This decrease was primarily due to a $0.5 million reduction in sales related personnel due to divesture of Histex and Xodol.

General and Administrative Expenses. Our general and administrative expenses were $5.6 million for the three months ended December 31, 2007; a decrease of $1.2 million, or 18%, over the three months ended December 31, 2006. This decrease is primarily due to a one-time reduction of bad debt expense due to an adjustment to the accounts receivable reserve in our Specialty Pharmaceuticals segment. In addition, the three months ended December 31, 2006 included a $0.7 million settlement expense relating to the separation agreements of two employees.

Interest Expense. In the three months ended December 31, 2007, our interest expense was $13.0 million, an increase of $1.7 million, over the three months ended December 31, 2006. The increase is due primarily from the current period amortization associated with warrants issued of $7.5 million.

Derivative loss. Derivative loss was $2.3 million for the three months ended December 31, 2007 as compared to a loss of $0.6 million for the three months ended December 31, 2006. This increase is related to the derivative instruments associated with the Laurus financing arrangement that commenced in the 2005 fiscal year, the derivative instruments issued in conjunction with the Midsummer transactions in September 2006 and February 2007 and the put associated with the termination investment of the McKesson Biologics Distribution Agreement, and results primarily from the increase in our common stock price during the quarter ended December 31, 2007 on which the derivative liabilities are based.

Loss on financing transaction. In the three months ended December 31, 2007, there was no loss on financing transaction compared to a $8.8 million loss for the three ended December 31, 2006. This loss is attributable to the issuance of warrants entitling Laurus to purchase Biovest shares owned by Accentia. The warrants were issued in order to obtain consent for various transactions including the termination of a first right of refusal agreement with Biovest, the sale of our interest in Biolender, LLC, and termination of the Biologics Products Commercialization Agreement with Biovest.

Absorption of prior losses against minority interest. In the three months ended December 31, 2007, there was no absorption of prior gains against minority interest, a decrease of $0.3 million, primarily due to the sale of Biovest stock to a third-party in the NMTC 2 transaction during the three months ended December 31, 2007.

Loss on extinguishment of debt. The loss on extinguishment of debt for the three months ended December 31, 2007 was $1.4 million as compared to no loss for the three months ended December 31, 2006. On October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January, 2008, at which point adjusted principal payments of $0.3 million per month were to commence. Interest on this loan will continue to accrue at prime plus 2.0% and will be due monthly beginning January, 2008. As consideration for the forbearance Biovest will pay to Laurus an additional $1.8 million upon the maturity of the note, March 31, 2009.

Biovest applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2007.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the three months ended December 31, 2007 was $0.1 million. $8,750 related to Accentia’s interest in Revimmune, LLC, the balance relates to Biovest’s interest in the New Market Tax Credit entities. The increase over the three months ending December 31, 2006 is due to the consolidation of the variable interest entities not occurring until the quarter ended March 31, 2007.

Segment Operating Results

	For the Three Months Ended December 31,
	2007		2006
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$1,259,030		$1,327,108
All other business units	2,319,882		2,448,079

Total Biopharmaceutical Products and Services	3,578,912		3,775,187
Specialty Pharmaceuticals	757,153		2,106,556

Total Net Sales	$4,336,065		$5,881,743

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$682,508		$766,092
All other business units	534,804		423,197

Total Biopharmaceutical Products and Services	1,217,312	34%	1,189,289	32%
Specialty Pharmaceuticals	491,310	65%	436,003	21%

Total Cost of Sales	$1,708,622		$1,625,292

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$576,522		$561,016
All other business units	1,785,078		2,024,882

Total Biopharmaceutical Products and Services	2,361,600	66%	2,585,898	68%
Specialty Pharmaceuticals	265,843	35%	1,670,553	79%

Total Gross Margin	$2,627,443		$4,256,451

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$889,044		$2,848,542
All other business units	2,926,556		1,542,216

Total Biopharmaceutical Products and Services	3,815,600	107%	4,390,758	116%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$3,815,600		$4,390,758

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$39,559		$29,457
All other business units	—		—

Total Biopharmaceutical Products and Services	39,559	1%	29,457	1%
Specialty Pharmaceuticals	1,686,994	223%	2,147,998	102%

Total Sales and Marketing Expenses	$1,726,553		$2,177,455

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the three months ended December 31, 2007 were $3.6 million, a decrease of $0.2 million, or 5%, from the three months ended December 31, 2006. This decrease was attributable primarily to a decrease of $0.1 million in net sales of our Analytica International subsidiary and a decrease of $0.1 million in our Biovest subsidiary primarily due to a decrease in our cell culture instrumentation and disposables sales.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the three months ended December 31, 2007 was $1.2 million, or 34% of segment net sales, compared to $1.2 million, or 32% of segment net sales, during the three months ended December 31, 2006.

Research and Development Expenses. Our research and development costs were $3.8 million for the three months ended December 31, 2007; a decrease of $0.6 million, or 13%, over the three months ended December 31, 2006.

As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. The Biovest decrease of $2.0 million was offset by an increase of $1.4 million in SinuNase research and development expense due to the continuing Phase III clinical trials.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the three months ended December 31, 2007, including net sales to related parties, were $0.8 million, a decrease of $1.3 million, or 64%, from the three months ended December 31, 2006. This decrease was primarily attributable to the divestitures of our Histex and Xodol product lines, the discontinuance of our Respi~TANN G product due to an FDA mandate, and product returns.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the three months ended December 31, 2007 was $0.5 million, or 65% of net sales, compared to $0.4 million, or 21% of net sales, during the three months ended December 31, 2006. The increase was primarily due to the creation of reserves of $0.2 million for the Respi~TANN G products, offset by lower sales.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the three months ended December 31, 2007 or 2006.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $1.7 million in the three months ended December 31, 2007; a decrease of $0.4 million, or 19%, over the three months ended December 31, 2006. This decrease was primarily due to a reduction in sales related personnel due to divesture of Histex and Xodol.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

At December 31, 2007, our cash, cash equivalents and current restricted cash totaled $5.6 million. Excluding restricted cash, our cash and cash equivalents were $0.6 million at December 31, 2007 compared with $1.6 million at September 30, 2007. Restricted cash for December 31, 2007 was $5.0 million held in escrow for payment of principal and interest coming due in the second quarter of fiscal 2008, and to be used for Biovest operations.

Following the end of the fiscal quarter, in January 2008, we completed a placement of $8.7 million of Convertible Preferred stock. As a part of this financing, we issued short-term warrants to the purchasers of the Preferred Stock giving them the right to purchase up to 3,269,283 shares of the Company’s common stock at an exercise price of $2.67 per share. Each such Short-Term Warrant will be exercisable for cash only and will terminate 30 days after the initial press release by the Company announcing unblinded results of the current Phase 3 clinical trial for SinuNase. If no such press release is made by the Company prior to December 1, 2008, the exercise period shall be the 30-day period commencing December 2, 2008. The Company projects that it has sufficient cash from the above Preferred Stock transaction and from availability under its lines of credit to finance its expected cash outflows into the third quarter of fiscal 2008.

We believe that the forthcoming unblinding of the Phase 3 clinical trial data for SinuNase and BiovaxID will be significant milestone events. SinuNase results are anticipated to be available in or around March 2008. BiovaxID interim results are anticipated to be available in or around April 2008. We believe that our current cash resources available under our lines of credit will be sufficient to fund our operations through the anticipated release of unblinded clinical trial data for SinuNase and BiovaxID. We believe that the publication of the aforementioned clinical trial results, if positive, will significantly enhance our ability to access additional sources of funding.

We are in active negotiation to restructure or refinance our debt instruments which mature in fiscal year 2008. These debt instruments, excluding Biovest debt instruments, include approximately $13.1 million (net of escrowed funds of approximately $2.5 million) due Laurus Master Funds and Southwest Bank. Further we anticipate that if not otherwise refinanced our principal payment obligations under the convertible debentures issued in September 2006 and February 2007 will be largely satisfied without cash payments through redemptions of principal paid with our common stock as permitted by these debt instruments.

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

Debt Financing

As of December 31, 2007, our long-term debt and notes payable, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $70.3 million. We currently have credit facilities with various lenders, including as listed in the following table and discussed individually in detail below:

Instrument	Carrying Value at December 31, 2007	Principal Amount Due at December 31, 2007	Balance Sheet Classification
Credit Facility with Laurus Master Fund, Ltd.:
Convertible amortizing term note	$3,302,191	$3,870,969	Long-term debt
Secured revolving note	6,985,555	7,000,510	Lines of credit
Credit Facility with Laurus Master Fund, Ltd. – Biovest	7,222,361	7,238,586	Long-term debt
Loans from Pulaski Bank	1,881,250	1,750,000	Notes payable
Line of Credit with Hopkins Capital II	1,005,000	1,005,000	Lines of credit
Credit Facility with Southwest Bank of St. Louis	4,000,000	4,000,000	Lines of credit
Private Placement of Debentures
September 2006 Convertible Debentures	18,802,379	12,012,469	Long-term debt
February 2007 Convertible Debentures	12,122,096	23,390,000	Long-term debt

Instrument	Carrying Value at December 31, 2007	Principal Amount Due at December 31, 2007	Balance Sheet Classification
Credit Facilities with Valens Offshore – Biovest	3,855,000	3,855,000	Long-term debt/Notes payable
Credit Facilities with Valens US – Biovest	5,145,000	5,145,000	Long-term debt/Notes payable
Other Notes Payable	608,269	606,066	Notes payable
Other Notes Payable – Related Party	320,100	246,015	Notes payable
Other Long-term Debt	189,268	189,265	Long-term debt

Carrying values and principal amounts due does not include accrued interest in the table above.

Credit Facility with Laurus Master Fund, Ltd. On April 29, 2005, we entered into a credit facility with Laurus. As of December 31, 2007, a total of $3.8 million in principal amount was outstanding under the term loan portion of the credit facility, while $7.0 million in principal amount was outstanding under the revolving loan portion of the credit facility. Laurus Term Loan payments were approximately $0.6 million for the three months ended December 31, 2007. The Laurus line of credit balance decreased approximately $1.0 million for the three months ended December 31, 2007.

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

The note payable provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. We evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, we determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, we reclassified an amount of $306,750 which represents the estimated fair value of the default put liability to derivative liability. Upon release of funds under the second tranche, we reclassified $122,700 to derivative liability. The default liability is initially and subsequently carried at fair value with changes recorded in income. Accordingly, approximately $442,000 is recorded as a derivative liability in the accompanying balance sheet on December 31, 2007.

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

•

In connection with the NMTC financing, Biovest and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in the December 31, 2007 balance sheet is approximately $100,000.

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

•

In connection with the NMTC financing, Biovest and U.S. Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest’s subsidiary, Biolender II starting on December 9, 2013 and ending three months thereafter at a price of $120,000. Furthermore, under a Purchase Option Agreement, for a three month period after the expiration of the put option and to the extent that the put option was not exercised, Biolender II will have the option to purchase U.S. Bancorp’s equity interests in the Leverage Fund based on the fair market value of the equity interests at that time. Biovest has concluded that this contract constitutes a derivative liability that requires accounting recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. In applying this technique, Biovest, on the inception date, concluded that it was probable that US Bancorp would exercise their contractual right to put the investment. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments. The present value associated with the put option and included in the December 31, 2007 balance sheet is approximately $62,000.

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

Loans from Pulaski Bank. On January 16, 2007, Biovest closed an amended and restated loan transaction (the “Loan”) with Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski”), pursuant to which Pulaski loaned the sum of $1 million to Biovest pursuant to an unsecured Promissory Note (the “Note”). The maturity date of this Note (pursuant to an extension) is December 31, 2007(1). Biovest issued warrants to purchase 25,000 shares of Biovest’s common stock as a loan origination fee. The Note is guaranteed by entities and individuals affiliated with the Company or Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants. The Note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus.

(1)

Biovest and Pulaski have extended the maturity date of these two notes to June 30, 2008. On February 14, 2008, Biovest paid $750,000 to Pulaski resulting in the current aggregate principal balance of $1,050,000. This transaction is described in more detail in Note 20 (Subsequent Events) herein.

On March 22, 2007, Biovest entered into a short term financing transaction (the “Loan”) with Pulaski, pursuant to which Pulaski agreed to loan up to $750,000 to Biovest pursuant to an unsecured Promissory Note (the “Note). The Note as extended, with interest at the rate of the prime rate minus .05% (7.75% per annum initially) became due on May 21, 2007. On May 3, 2007, Biovest entered into a renewal of the Note, pursuant to which Pulaski and Biovest extending the maturity date of the Note from April 22, 2007 to May 21, 2007. In consideration of this extension, Biovest paid additional closing fees relating to the loan transaction. The Note’s maturity date subsequently been extended to December 31, 2007(1). The Note is guaranteed by entities and individuals affiliated with Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 409,090 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Guarantor Warrants”). The Guarantor Warrants will expire on March 21, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants. Under the terms of the Note, $18,750 out of the gross proceeds of the Initial Borrowing was paid to Pulaski to cover closing fees relating to the transaction. The Company issued to Pulaski a warrant (the “Pulaski Warrant”) to purchase up to 25,000 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. The Pulaski Warrant will expire on March 21, 2012. Under the terms of the Pulaski Warrant, Pulaski shall have piggy-back registration rights for the shares underlying the Warrant.

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

Under the August 2005 Line of Credit with Hopkins II, the Company has borrowed $1.7 million as of September 30, 2007 and subsequent to this date has made payments to Hopkins II of $.7 million. As of December 31, 2007, we have the right to borrow up to $6.5 million in the aggregate upon ten days’ prior written notice to Hopkins II. Provided, however, that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance or with the consent of Laurus. Loan under the Line of Credit is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until December 31, 2008, the maturity date of the loan. The Hopkins II Line of Credit is subordinate to the Laurus credit facility and the McKesson loans, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

On May 15, 2006, Hopkins II elected to convert $3.3 million of outstanding principal and interest into 412,892 shares at $8.00 per share which was an approximate 40% premium over the market price at conversion. Giving effect to this conversion, the outstanding balance on December 31, 2007 was $1.0 million.

(1)

Biovest and Pulaski have extended the maturity date of these two notes to June 30, 2008. On February 14, 2008, Biovest paid $750,000 to Pulaski resulting in the current aggregate principal balance of $1,050,000. This transaction is described in more detail in Note 20 (Subsequent Events) herein.

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company. In March of 2006 we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (shareholders of our company). As of December 31, 2007, all of the $4.0 million credit facility had been drawn and was outstanding.

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

Private Placement of Convertible Debentures

September 2006 Private Placement

The September 2006 private placement of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 resulted in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction.

The September 2006 Debentures are convertible at any time at the option of the holder into shares of our common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. Interest is payable quarterly in arrears in cash, or, at our option, in shares of our common stock. From and after an event of default under the September 2006 Debentures and for so long as the event of default is continuing, the September 2006 Debentures will bear default interest at a rate of 18% per annum.

Beginning October 1, 2007, and on the 1st of each month thereafter, we were required to redeem 1/37th of the face value of the September 2006 Debentures in cash or, at our election, with shares of our common stock, shares of Biovest common stock held by us, or a combination thereof. On October 31, 2007, we and holders of 84% of the 8% Convertible Debenture Financing dated September 29, 2006 (the “September Debentures”) agreed to defer required monthly redemption payments under the September Debentures from November 1, 2007 through May 1, 2008 and to allow any unconverted balance of those amounts to be redeemed on the Maturity Date of the September Debentures.

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

February 2007 Private Placement

The February 2007 private placement of $24.7 million in principal amount of 8% Secured Convertible Debentures is due four years from the date of issuance (the “September 2006 Debentures”).

The February 2007 Debentures are convertible at any time at the option of the holder into shares of our common stock at an initial price of $2.67 per share, subject to adjustment for stock splits, stock dividends, and the like.

Beginning on March 1, 2008, and on the 1st of each month thereafter, we may redeem 1/37th of the face value of the February 2007 Debentures in cash or, at our election, with shares of our common stock.

As a part of the February 2007 Private Placement, we issued warrants to the purchasers of the February 2007 Debentures initially giving them the right to purchase up to an aggregate of 2.2 million shares of our common stock at an exercise price of $2.94 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of our common stock at an exercise price of $2.67 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “February 2007 Warrants”).

In connection with the February 2007 Private Placement, we entered into a Registration Rights Agreement under which we filed a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the February 2007 Debentures and Warrants. The registration statement was declared effective on July 17, 2007. Included in the registration statement are short term warrants which were to expire on September 15, 2007; however, they were extended through October 19, 2007. On October 19, 2007, the Company engaged in an effort to have the holders exercise the short-term warrants in connection with the February 28, 2007 Convertible Debenture Financing. The “Short-term Warrants” which, as amended, were scheduled to expire on October 19, 2007.

As a consequence of this effort, we received an aggregate of $5.6 million in cash from the exercise of the Short-term Warrants at $2.67 per share, 2,568,564 Short-term Warrants expired unexercised and we also issued additional warrants to certain of the holders of the February 2007 debentures to purchase an additional 1,895,133 shares of our Common Stock. These additional warrants have an exercise price of the $2.67 per share and a term expiring on the first to occur of January 19, 2009 or three days following notice of our common stock trading at $6 per share based on a 10-day volume weighted average.

Credit Facilities with Valens Funds

On October 30, 2007, Biovest completed a financing transaction with the Valens Funds. Pursuant to this transaction, the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of Biovest’s biologic products. The notes are non-amortizing and accrue interest at prime plus 2%, with a minimum of 9% interest. Interest is payable monthly in arrears, commencing November 1, 2007. The principal balance of both notes is due upon maturity on March 31, 2009.

On December 10, 2007, Biovest completed a financing transaction with Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC., (collectively the “Valens Funds”), both of which are subsidiary companies of Laurus, pursuant to which the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted royalty interests in the worldwide net commercial sales of the Biovest’s biologic products. The notes are non-amortizing, bear interest at prime plus 2.0%, with a minimum interest rate of 11% and are payable in a single payment of principal and accrued interest on June 5, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of Biovest and its subsidiaries and are guaranteed by Biovest and its subsidiaries. Proceeds of the notes, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released to Biovest based upon an agreed schedule. These notes also contain a default put option whereby upon an event of default Biovest would be required to pay to the Valens Funds a default payment of 130% of the outstanding principal, interest and fees due. Biovest has concluded that this feature constitutes a derivative liability that requires accounting recognition at fair value. Biovest has utilized a probability-based, discounted cash flow approach to value the put.

Cash Flows for the Three Months Ended December 31, 2007

For the three months ended December 31, 2007, we used $7.7 million in cash to fund our operating activities of which $3.8 million was Biovest’s use for operating activities. The use for operating activities included a net loss of $24.8 million, a decrease in inventory of $0.5 million, an increase in accrued expenses of $0.9 million, payment for accounts payable of $1.9 million, and a net change in unbilled revenues and unearned revenue of $0.5 million.

This use of cash was offset by non-cash uses of approximately $17.6 million related to $2.5 million accretion of debt discount, $6.3 million for change in fair market value of convertible debentures, $1.0 million of stock-based compensation, $3.3 million accretion of capitalized finance costs, $0.3 million amortization, $0.2 million of depreciation and $1.4 million in loss on extinguish of debt, and a $2.3 million derivative loss.

We had net cash outflow from investing activities of $2.5 million for the three months ended December 31, 2007, primarily consisting of $2.5 million in deposit of restricted cash.

We had net cash flows from financing activities of $9.2 million for the three months ended December 31, 2007. Proceeds from notes payable were $8.6 million, proceeds from the exercise of stock warrants were $4.6 million, proceeds from notes payable, related party were $0.3 million, and from long-term debt of $0.5 million. This was offset by payments on notes payable and long-term debt of $2.5 million, net payments to the line of credit of $1.0 million, payments of deferred financing costs of $0.4 million, and payments on line of credit, related party of $0.7 million.

Our net working capital deficit at December 31, 2007 increased from September 30, 2007 by $9.5 million to $62.6 million, which was attributed largely to our year-to-date fiscal 2008 loss and increase in current maturities of long-term debt and notes payable.

Cash Flows for the Three Months Ended December 31, 2006

For the three months ended December 31, 2006, we used $13.5 million in cash to fund our operating activities. This consisted primarily of a net loss of $30.6 million and a net decrease in working capital of $3.9 million primarily due from $1.9 million accounts payable, $0.8 million accounts receivable, $0.8 million prepaid expenses, $0.3 million other assets, $0.6 million net inventory, $0.8 million accrued expenses, $0.1 million in net unbilled receivables, offset by an $0.9 million increase in customer deposits. This use of cash was offset by non-cash increases of approximately $21.0 million related to a $8.8 million loss on financing transaction, $8.0 million for change in fair market value of convertible debentures, $1.4 million to the issuance of common stock warrants, $1.1 million of stock-based compensation, $1.1 million loss on sales of assets, $0.7 million derivative loss, $0.4 million accretion of debt discount, $0.2 million in amortization of intangibles, $0.1 million of depreciation.

We had net cash flows from investing activities of $3.6 million for the three months ended December 31, 2006, primarily consisting of $2.4 million proceeds from restricted cash, and $4.8 million in proceeds from the sale of assets. This was offset by acquisition on product rights and other intangibles of $3.5 million, and payments for improvements to our Worcester laboratory facility, computer equipment, and office improvement of $0.1 million.

We used net cash flows from financing activities of $2.3 million for the three months ended December 31, 2006, by reduced debt $3.5 million, net payments to lines of credit of $1.2 million. This was offset by $2.4 million in net proceeds form a non-controlling investment in a variable interest entity.

Funding Requirements

We expect to devote substantial resources to further our commercialization efforts for our late-stage clinical products in our Biopharmaceutical Products and Services division, including regulatory approvals of SinuNase, BiovaxID and Revimmune, as well as the commercial launch of additional pharmaceutical products. Our future funding requirements and our ability to raise additional capital will depend on factors that include:

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of December 31, 2007. The long- and short-term debt is reflected as liabilities on our consolidated balance sheet as of December 31, 2007. Operating leases are accrued and paid on a monthly basis.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$46,374	$28,577	$2,991	$—	$77,942
Employment agreements	1,845	1,130	—	—	2,975
Operating lease agreements	2,349	3,243	579	—	6,171
Milestone payments	—	250	—	—	250

	$50,568	$33,200	$3,570	$—	$87,338

(a)	Includes interest on long-term debt.

The above table does not include any additional amounts that we may be required to pay under license or distribution agreements upon the achievement of scientific, regulatory, and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of drug approval applications to the FDA and approval of such applications. While we cannot predict when and if such events will occur, depending on the successful achievement of such scientific, regulatory and commercial milestones, we may owe up to $8.0 million in fiscal year 2008.

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

During the three months ended December 31, 2007, we made no milestone payments.

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

Based upon advice of counsel and its own analysis, we believe that there is no likelihood of exposure to material liability on account of these pending litigations. Therefore, no amounts are currently accrued for the above litigations.

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

Developing biopharmaceutical products, conducting clinical trials, establishing manufacturing capabilities, and marketing developed products is expensive. We anticipate that we will need to raise substantial additional capital in the future in order to complete the commercialization of SinuNase following the submission of the NDA and to fund the development and commercialization of Revimmune and our specialty pharmaceutical product candidates. We have received a report from our independent registered public accounting firm on our consolidated financial statements for our fiscal years ended September 30, 2007, 2006, 2005, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern. Based on our current operating plans, we expect, but can not be certain, that our existing capital and cash flow from operations, together with borrowing availability under our existing lines of credit, will be sufficient to fund our operations and development activities, excluding the operations and development activities of Biovest, through the availability of the unblinded results of the first SinuNase Phase 3 clinical trial and the unblinded interim results of the BiovaxID Phase 3 clinical trial.

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

Biovest will need substantial additional funding from sources other than the Company in the future, and if Biovest is unable to raise capital when needed, it would be forced to delay, reduce, or eliminate its product development programs or commercialization efforts or consider disposing of assets or divisions not deemed critical to the ongoing clinical trial of BiovaxID.

Our majority owned subsidiary Biovest received a report from its independent registered public accounting firm on Biovest’s consolidated financial statements for its fiscal years ended September 30, 2007 and 2006 in which its auditors have included explanatory paragraphs indicating that Biovest’s significant net losses and working capital deficiency cause substantial doubt about Biovest’s ability to continue as a going concern. As of December 31, 2007, Biovest had cash of $3.5 million, of which $3.2 million was restricted (Note 4). Under the terms of certain agreements, the Company is prohibited from providing any further loans to or investments in to Biovest. Accordingly, Biovest will need to raise substantial additional capital from sources other than the Company in the near future in order to continue the clinical trials for BiovaxID and continue its operations. Biovest is currently seeking additional financing from a number of sources, including the sale of Biovest equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of Biovest’s vaccine. Biovest management is currently in the process of exploring various financing alternatives, and has hired investment consultants to assist in these efforts. If our Biovest subsidiary raises funds through the issuance of equity securities, our equity interest in Biovest could be substantially diminished. In addition, if Biovest raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available to Biovest on acceptable terms, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On November 1, 2007, the Company entered into an understanding with Ellenoff Grossman & Schole, LLP (“Ellenoff”), whereby the Company agreed to issue to Ellenoff and Ellenoff agreed to accept a total of 52,435 shares of the Company’s common stock in full payment of outstanding invoices and for future services.

On February 1, 2008, the Company entered into an understanding with Nixon Peabody, LLP, whereby the Company agreed to issue to Nixon Peabody and Nixon Peabody agreed to accept a total of 121,952 shares of the Company’s common stock in full payment of outstanding invoices.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q

Number	Description of Document
10.1	Letter Termination of the Amended and Restated Distribution and Supply Agreement between Respirics, Inc. and TEAMM Pharmaceuticals, Inc. dated February 12, 2008.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ACCENTIA BIOPHARMCEUTICALS, INC. (Registrant)

Date: February 14, 2008	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chief Executive Officer; Chairman of the Board; Director
(Principal Executive Officer)

Date: February 14, 2008	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer; Director
(Principal Financial Officer and Principal Accounting Officer)