Form 10-Q
period 2008-03-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2008-05-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of April 30, 2008, there were 45,233,019 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Form 10-K for the fiscal year ended September 30, 2007, and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,517,229	$1,623,140
Cash, restricted	872,832	2,503,330
Accounts receivable, trade
Net of allowance for doubtful accounts of $237,995 at March 31, 2008 and $542,864 at September 30, 2007	2,134,136	3,637,633
Inventories	896,574	1,497,584
Unbilled receivables	2,386,447	1,806,584
Deferred finance costs	1,172,679	1,196,000
Prepaid expenses and other current assets	1,166,819	892,026

Total current assets	10,146,716	13,156,297

Goodwill	1,193,437	1,193,437
Intangible assets	14,363,780	14,716,072
Furniture, equipment and leasehold improvements, net	1,446,807	1,761,289
Deferred finance costs, less current portion	1,524,281	1,763,815
Other assets	363,179	455,597

	$29,038,200	$33,046,507

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	March 31, 2008 (Unaudited)	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt (Note 9):
Convertible debenture	$3,725,256	$—
Hybrid financial instrument at fair value	7,578,104	7,662,925
Other long-term debt	10,661,679	8,195,132
Lines of credit (Note 7):
Related party	—	1,705,000
Other	11,147,790	12,030,768
Accounts payable (including related party balances of $5,562,890 and $1,553,460 at March 31, 2008 and September 30, 2007, respectively)	9,723,963	13,202,241
Accrued expenses (including related party balances of $275,000 and $169,658 at March 31,2008 and September 30, 2007 respectively)	5,697,225	6,750,086
Unearned revenues	1,569,224	1,456,700
Dividends payable	479,452	479,452
Notes payable (Note 8)	10,337,864	2,399,851
Notes payable, related parties	388,799	168,412
Royalty liability (Note 10)	35,217	491,987
Customer deposits	285,344	878,781
Derivative liabilities (Note 11)	16,036,181	10,814,252

Total current liabilities	77,666,098	66,235,587
Long-term debt, net of current maturities (Note 9):
Convertible debenture	7,825,081	—
Hybrid financial instrument at fair value	4,282,998	6,152,492
Other long-term debt	87,439	13,877,455
Royalty liability, less current portion (Note 10)	4,834,193	4,604,509
Other liabilities, related party	2,261,641	2,299,546

Total liabilities	96,957,450	93,169,589

Non-controlling interest in variable interest entities (Note 19)	4,743,326	4,973,632

Series A-1 convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 8,729 and -0- shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively (Note 14)	111,963	—

Commitments and contingencies (Note 18)	—	—
Stockholders’ deficit:
Common Stock, $0.001 par value; 300,000,000 shares authorized; 44,501,407 and 39,588,900 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	44,501	39,589
Additional paid-in capital	198,127,468	172,449,173
Accumulated deficit	(270,946,508)	(237,585,476)

Total stockholders’ deficit	(72,774,539)	(65,096,714)

	$29,038,200	$33,046,507

See notes to condensed consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Net Sales:
Products	$1,100,187	$1,565,866	$2,632,600	$4,501,882
Services	3,061,231	2,991,918	5,864,883	5,937,645

Total net sales	4,161,418	4,557,784	8,497,483	10,439,527

Cost of sales:
Products	803,830	569,281	1,726,707	1,404,021
Services	679,443	842,893	1,465,188	1,633,445

Total cost of sales (exclusive of amortization of acquired product rights)	1,483,273	1,412,174	3,191,895	3,037,466

Gross margin	2,678,145	3,145,610	5,305,588	7,402,061

Operating expenses:
Research and development	1,868,777	4,124,935	2,350,199	8,604,600
Research and development, related party	787,909	1,423,976	4,122,087	1,423,976
Sales and marketing	1,753,039	2,258,632	3,479,592	4,436,086
General and administrative	5,803,009	6,503,256	11,382,312	13,206,808

Total operating expenses	10,212,734	14,310,799	21,334,190	27,671,470

Operating loss	(7,534,589)	(11,165,189)	(16,028,602)	(20,269,409)
Other income (expense):
Interest expense	(4,138,717)	(1,614,043)	(17,089,292)	(12,842,997)
Interest expense, net, related party	(2,492)	(11,268)	(5,669)	(22,785)
Loss on sale of assets	(3,091)	—	(4,238)	(1,181,325)
Derivative gain (Note 11)	3,359,781	8,826,668	1,057,062	8,176,737
Convertible debenture inducement loss	—	(4,547,503)	—	(4,547,503)
Loss on financing transaction (Note 12)	—	—	—	(8,780,712)
Loss on extinguishment of debt (Note 13)	(383,895)	—	(1,829,150)	—
Absorption of prior gains against minority interest	—	7,500	—	276,901
Other income (expense)	292,915	(15,528)	540,271	30,717

Loss before non-controlling interest in losses from variable interest entities and income taxes	(8,410,088)	(8,519,363)	(33,359,618)	(39,160,376)
Non-controlling interest in losses from variable interest entities (Note 19)	117,405	478,289	225,085	478,289

Loss before income taxes	(8,292,683)	(8,041,074)	(33,134,533)	(38,682,087)
Income taxes	—	—	—	—

Net Loss	$(8,292,683)	$(8,041,074)	$(33,134,533)	$(38,682,087)
Preferred stock dividend	(226,499)	—	(226,499)	—

Loss attributable to common shareholders	$(8,519,182)	$(8,041,074)	$(33,361,032)	$(38,682,087)

Weighted average shares outstanding, basic and diluted	43,681,670	32,815,821	42,661,240	32,262,128

Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share	$(0.20)	$(0.25)	$(0.78)	$(1.20)

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2008

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit	Total
	Shares	Amount	Capital
Balances, October 1, 2007	39,588,900	$39,589	$172,449,173	$(237,585,476)	$(65,096,714)
Exercise of warrants for cash	1,738,328	1,738	4,639,598	—	4,641,336
Share-based compensation	—	—	2,585,412	—	2,585,412
Reclassification of capitalized finance cost to equity upon conversion of debentures (Note 9)	—	—	(353,827)	—	(353,827)
Common stock of subsidiary issued for debt extension	—	—	440,000	—	440,000
Conversion of minimum borrowing note (Note 9)	120,000	120	320,280	—	320,400
Common stock issued for services	180,481	180	840,510	—	840,690
Common stock warrants issued for financing cost	—	—	8,433,925	—	8,433,925
Conversion of debentures to common stock	2,873,698	2,874	6,315,902	—	6,318,776
Accretion of preferred stock discount	—	—	—	(111,963)	(111,963)
Issuance of preferred stock	—	—	2,456,495	—	2,456,495
Deemed dividend on preferred stock	—	—	—	(114,536)	(114,536)
Net loss for the period	—	—	—	(33,134,533)	(33,134,533)

Balances, March 31, 2008	44,501,407	$44,501	$198,127,468	$(270,946,508)	$(72,774,539)

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ending March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(33,134,533)	$(38,682,087)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	4,238	1,181,325
Loss on financing transaction	—	8,780,712
Loss on extinguishment of debt	1,829,150	—
Convertible debenture inducement loss	—	4,547,503
Change in fair market value adjustment of convertible debentures	2,029,728	6,946,545
Depreciation	372,709	278,980
Amortization	552,291	474,779
Share-based compensation	2,585,412	2,180,006
Accretion of capitalized finance costs	8,299,063	1,090,142
Accretion of debt discounts	4,010,030	1,317,269
Accretion of royalty liability	272,914	—
Derivative gain	(1,057,062)	(8,176,737)
Issuance of common stock warrants for finance costs	—	2,030,304
Issuance of common stock for services	840,690	—
Non-controlling interest in non-cash earnings from variable interest entities	(230,306)	(478,289)
Other non-cash charges	—	(6,998)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,503,497	(23,551)
Inventories	601,010	(1,474,938)
Inventory deposits	—	120,000
Unbilled receivables	(579,863)	(447,062)
Prepaid expenses and other current assets	(129,539)	(584,891)
Other assets	92,423	(8,454)
Accounts payable	(3,478,279)	1,018,810
Accrued expenses	(9,388)	(1,572,121)
Unearned revenues	112,524	(390,715)
Customer deposits	(593,437)	(20,248)

Net cash flows from operating activities	(16,106,728)	(21,899,716)

Cash flows from investing activities:
Proceeds from sale of assets	17,713	4,811,143
Release of restricted cash, net	1,630,498	2,365,114
Acquisition of furniture, equipment, and leasehold improvements	(80,178)	(111,444)
Cash paid for acquisition of product rights and other intangibles	(200,000)	(4,250,300)

Net cash flows from investing activities	1,368,033	2,814,513

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Six Months Ending March 31,
	2008	2007
Cash flows from financing activities:
Proceeds from sale of convertible preferred stock	8,729,000	—
Payments on notes payable and long-term debt	(4,234,222)	(4,524,980)
Proceeds from the exercise of stock options	—	977,609
Proceeds from the exercise of stock warrants	4,641,336	—
Payment of financing costs	(959,231)	—
Proceeds from non-controlling investment in variable interest equity	—	2,400,000
Proceeds from notes payable	8,606,851	1,756,480
Proceeds from convertible debentures	—	18,800,001
Proceeds from notes payable, related party	300,000	—
Payments on line of credit, related party	(1,705,000)	—
Payments made to related party, net	(168,290)	(31,613)
Payment of royalty liability	(500,000)	—
Proceeds from long-term debt	500,000	—
Proceeds from (repayment of) line of credit, net	(577,660)	34,143

Net cash flows from financing activities	14,632,784	19,411,640

Net change in cash and cash equivalents	(105,911)	326,437

Cash and cash equivalents at beginning of period	1,623,140	15,391,799

Cash and cash equivalents at end of period	$1,517,229	$15,718,236

Supplemental cash flow information:
Cash paid for:
Interest	$2,763,948	$1,371,574
Income taxes	$—	$—

Supplemental disclosure of non-cash financing activity:
Conversions of convertible debentures to equity	$5,570,172	$2,773,626
Reclassification of capitalized finance costs to equity upon conversions of debentures	$353,827	$—
Common stock warrants issued for capitalized finance costs	$7,636,792	$—
Stock options issued for accrued bonus payable	$—	$1,241,633
Conversion of minimum borrowing note (Note 9)	$320,400	$—
Common stock issued for debt extension	$440,000	$—

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

1. Description of business and summary of significant accounting policies:

Accentia Biopharmaceuticals, Inc. and its subsidiaries (collectively referred to as the “Company” or “Accentia”) is a vertically integrated biopharmaceutical company focused on the development and commercialization of late-stage, targeted therapeutic clinical products. We have three products in or entering Phase 3 clinical trials, two of which have fast-track status. All three products modify the immune system to treat disease. Our first such product candidate, SinuNase™, is being developed as a treatment for chronic sinusitis (CS) which the medical establishment also refers to as chronic rhinosinusitis (CRS), which is a chronic inflammatory condition of the paranasal sinuses that among others, results in nasal congestion, facial pain and pressure, nasal discharge, and headaches. SinuNase is an amphotericin B suspension that is self-administered into a patient’s nasal cavity for the treatment of CS. If approved by the FDA, we expect that SinuNase would be the first and only foreseeable pharmaceutical product indicated for the treatment of chronic sinusitis. In April 2005, we submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase. In December 2006, we commenced the first of two Phase 3 clinical trials for SinuNase for patients who have recurrent CS whose disease severity has warranted surgical intervention for CS sometime in the past, and in November 2007 we completed randomization of all patients required under the SinuNase Phase 3 clinical trial protocol. We announced top-line unblinded results of the Phase 3 data relating to the primary endpoint in March 2008, and have provided follow-up data on more detailed analysis of the unblinded results in April 2008. Discussions are planned with FDA as to the continued clinical development and the pathway to commercialization of SinuNase.

Our second product candidate, BiovaxID®, under development by our subsidiary, Biovest International Inc., a publicly held company in which we currently hold approximately 76% of the outstanding capital stock (“Biovest”) is a patient-specific anti-cancer vaccine to treat follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting a portion of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007 the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. In April 2008, the DMC reviewed the unblinded data from the study and recommended that the trial be halted and the data from the study be unblinded in August 2008 for submission to the FDA and worldwide regulatory authorities. Discussions are planned with FDA as to accelerated approval process and the pathway to commercialization of BiovaxID.

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

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

2. Significant accounting policies and consolidation policy:

Basis of presentation

The accompanying condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the condensed consolidated financial statements.

Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Consolidation policy

The Company consolidates all entities controlled by ownership of a majority voting interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia Biopharmaceuticals, Inc. and its wholly-owned subsidiaries, Analytica International, Inc. (“Analytica”), TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“Accentia Pharmaceuticals”), Accent RX, Inc. (“AccentRx”), and Accentia Specialty Pharmacy (“ASP”); its majority-owned subsidiary, Biovest and its subsidiaries, and Revimmune LLC (“Revimmune”), an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth the calculations of basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)
Numerator:
Loss applicable to common stockholders	$(8,519,182)	$(8,041,074)	$(33,361,032)	$(38,682,087)

Denominator:
Weighted average shares—basic loss per share	43,681,670	32,815,821	42,661,240	32,262,128
Effect of dilutive securities	—	—	—	—

Weighted average shares for dilutive loss per share	43,681,670	32,815,821	42,661,240	32,262,128

Loss per share applicable to common stockholders, basic and diluted	$(0.20)	$(0.25)	$(0.78)	$(1.20)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

The effect of common stock equivalents and common shares indexed to convertible debt and preferred securities are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows as of:

	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)
Options and warrants to purchase common stock	27,608,928	14,459,955
Convertible debt instruments	13,076,697	16,256,158
Convertible preferred stock	3,269,283	—

	43,954,908	30,716,113

Reclassification:

Certain amounts in the March 31, 2008 condensed consolidated financial statements have been reclassified to conform with the fiscal 2008 presentation.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including and amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the adoption of FAS 159, and the effect, if any, on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 . FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This will require a reclassification of non-controlling interests in variable interest entities on the Company’s consolidated balance sheet to equity and the elimination of non-controlling interest in losses from variable interest entities on the Company’s consolidated statement of operations once adopted for the Company’s fiscal year beginning October 1, 2009. Earlier adoption is prohibited.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

3. Liquidity and management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $33.0 million, used cash from operations of approximately $16.0 million during the six months ended March 31, 2008, and has a working capital deficit of approximately $67.5 million at March 31, 2008. Net losses for Biovest, whose results are consolidated with the Company, were approximately $7.8 million, during the same six month period.

The Company expects to finance its foreseeable cash requirements through public or private equity offerings and debt financings. Additionally, the Company is seeking collaboration and license arrangements for each of its three product candidates, SinuNase, Revimmune and BiovaxID which are in, or in the instance of Revimmune is entering, Phase 3 clinical trials. The Company believes that its efforts may benefit from the planned unblinding of the BiovaxID Phase 3 clinical trial results which is expected in or around August 2008. Additionally, if adequate funds are not available from the foregoing sources, the Company may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, BiovaxID or Revimmune, or it may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some of its commercialization efforts. The Company may seek to access the public or private equity markets whenever conditions are favorable, even if it does not have an immediate need for additional capital at this time. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

The Company is in active negotiations to restructure or refinance its debt instruments including those which mature in fiscal year 2008. These debt instruments include approximately $9.6 million due to Laurus Master Fund, Ltd. (“Laurus”) which matured on April 29, 2008 and, based on an ongoing oral understanding with Laurus, has not been paid pending discussions between the Company and Laurus regarding the manner and timing of repayment. Additionally, the Company owes approximately $4.0 million to Southwest Bank Creve Coeur Financial Center (“Southwest”) which matures on June 30, 2008. The Company anticipates extending or potentially restructuring. The Company’s majority owned subsidiary, Biovest, owes Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC., (collectively the “Valens Funds”) an affiliate Laurus approximately $8.5 million which matures on June 10, 2008 and Pulaski Bank and Trust (“Pulaski”) approximately $1.1 million which matures on June 30, 2008. Biovest plans to repay these obligations at maturity from an anticipated potential financing. Further the Company anticipates that unless otherwise refinanced its principal payment obligations under the convertible debentures issued in September 2006 and February 2007 will be largely satisfied without cash payments through redemptions of principal paid with its common stock as permitted by these debt instruments.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

4. Restricted Cash:

Pursuant to certain long-term debt and lines of credit agreements, the following cash balances were held in escrow as of March 31, 2008 and September 30, 2007:

	March 31, 2008 (Unaudited)	September 30, 2007
Funds from convertible debentures held to pay down certain Laurus debt	$393,542	$2,503,330
Funds from notes payable held for use in future operations, Biovest	479,290	—

	$872,832	$2,503,330

5. Inventories:

Inventories consist of the following:

	March 31, 2008 (Unaudited)	September 30, 2007
Pharmaceutical products held for sale, net of allowances for obsolescence of $0.9 million and $0.6 million, respectively	$333,564	$765,443
Finished goods, other	174,239	205,637
Work-in-process	101,141	311,302
Raw materials	287,630	215,202

	$896,574	$1,497,584

6. Intangible assets:

Intangible assets consist of the following:

	March 31, 2008 (Unaudited)	September 30, 2007	Weighted Average Amortization Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433
Purchased customer relationships	225,137	225,137

	1,401,570	1,401,570

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	1,043,813	1,043,813	9.5 years
Product rights	15,164,018	14,964,018	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,526	109,527	7.5 years

	19,069,645	18,869,646
Less accumulated amortization	(6,107,435)	(5,555,144)

	12,962,210	13,314,502

Total intangible assets	$14,363,780	$14,716,072

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

7. Lines of credit:

Lines of credit consist of the following:

	March 31, 2008 (Unaudited)	September 30, 2007
Related Party:
Line of credit bridge note (“Line of Credit”) from an entity owned by an officer and major stockholder of the Company, interest at 4.25%, matures December 31, 2008 unsecured, maturing under certain conditions, as defined(a)(b)	$—	$1,705,000
Other:
Secured revolving note, $2.5 million is convertible, due to Laurus, interest at prime plus 2%, minimum 10.0% (10.00% at March 31, 2008); matures April 2008; (See Note 3) principal and accrued interest convertible at fixed conversion price of $2.67 per share (See Note 11 for additional conversion terms) (c)	7,147,790	8,030,768
Revolving credit agreement, interest at prime rate (7.75% at March 31, 2008); matures June 30, 2008; secured by Company’s accounts receivable and guarantee of major stockholder	4,000,000	4,000,000

	$11,147,790	$13,735,768

(a)	The line of credit provides the Company with borrowing capacity of up to $7.5 million. On December 27, 2007, the Company issued 175,000 warrants with a fair value of $0.3 million to Hopkins Capital Group II, LLC (“HCGII”) in consideration for previous extensions and continued availability. The $0.3 million will be recognized as interest expense over the extension period.
(b)	Francis E. O’Donnell, M.D., the Company’s Chief Executive Officer and Chairman, is the sole manager of HCGII and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of HCGII.
(c)	On October 31, 2007, the Company entered into an amendment to its revolving credit facility with Laurus to extend the Company’s access to its expanded borrowing availability of $4.4 million under this revolving credit facility through April 29, 2008 (See Note 3). In consideration of the extension, the Company issued to Laurus a redeemable warrant to purchase up to 4,024,398 shares with an exercise price of $2.67 per share until October 31, 2014 with piggy back registration rights. The fair value of the warrants of $7.2 million will be recognized as interest expense over the extension period.

Weighted average interest rate on all short-term borrowings aggregated 9.2%, and 8.5% at March 31, 2008 and September 30, 2007, respectively.

8. Notes payable:

Notes payable consists of the following:

	March 31, 2007 (unaudited)	September 30, 2007
Pulaski Bank and Trust Company (a)	$1,160,827	$1,884,173
Southwest Bank Creve Coeur Financial Center (b)	200,173	203,799
The Valens Funds – December 2007 note (c)	8,500,000	—
Other (d)	476,864	311,879

	$10,337,864	$2,399,851

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

8. Notes payable (continued):

(a)	Pulaski Bank and Trust

On January 15, 2007, Biovest closed an amended and restated loan transaction (“Note 1”) with Pulaski, which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski agreed to loan $1.0 million to Biovest pursuant to an unsecured Promissory Note. Biovest also closed on a second loan transaction with Pulaski on March 22, 2007 (“Note 2”), pursuant to which Pulaski agreed to loan an additional $0.75 million to Biovest pursuant to an unsecured Promissory Note. The combined principal balance of these notes as of March 31, 2008 is $1.3 million. The notes had original maturity dates from April to July, which have subsequently been extended to June 30, 2008. The note can be prepaid by Biovest at any time without penalty. The notes bear interest at the prime rate minus 0.5%, requiring monthly payments of interest only. The notes are an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus. The notes are guaranteed by entities, officers and other individuals affiliated with Biovest or Accentia, the majority stockholder of Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued warrants to purchase 1,770,453 shares of Biovest’s common stock at an exercise price of $1.10 to certain officers and directors in conjunction with their guarantee of these notes payable.

Biovest and Pulaski extended the maturity date of the outstanding notes dated January 17, 2007 and March 22, 2007 in the respective amounts of $1,000,000 and the $750,000 to June 30, 2008. On February 14, 2008, Biovest reduced the outstanding aggregate loan amounts through a payment of $750,000 to Pulaski. Pulaski and Biovest restated the notes to reflect the current aggregate principal amount of $1,050,000 and the current maturity date of June 30, 2008. The notes continue to be unsecured obligations of Biovest and continue to be guaranteed by certain affiliates of the Company and Biovest. Biovest has agreed to issue to the guarantors, as additional consideration for the continuation of the guarantees, warrants to purchase an aggregate total of 1,862,460 shares of Biovest’s common stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”) and expiring on February 13, 2013. The guarantors have piggy-back registration rights for the shares underlying the Warrants. In addition, Biovest agreed to issue to Pulaski 400,000 shares of Biovest’s common stock in full payment of renewal/extension fees due to Pulaski in connection with these Notes. Biovest applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modifications of terms to the notes to Pulaski in addition to the issuance of 400,000 shares of common stock valued at $1.10 per share constituted a substantial modification of terms and thus treated the extension as an extinguishment of debt. Biovest incurred a $384,000 loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statements of operations for the six months ended March 31, 2008.

Biovest has agreed to indemnify and hold harmless each guarantor of the Pulaski notes should their guarantees be called by the Lender by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee if the guarantee is called upon.

(b)	Southwest Bank Creve Coeur Financial Center:

On June 26, 2007, Biovest closed a loan transaction with Southwest. Southwest loaned $0.2 million to Biovest pursuant to an unsecured Promissory Note which matures on December 26, 2008, and can be prepaid by Biovest at any time without penalty. The note bears interest at the prime rate plus 1.0% (8.75% per annum at March 31, 2008) requiring monthly payments of interest only. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus. The note is guaranteed by an officer of Accentia and Biovest. Biovest has entered into an Indemnification Agreement with the guarantor whereby Biovest has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender. In conjunction with the issuance of this note payable Biovest issued to the guarantor warrants to purchase 109,090 shares of Biovest common stock, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on June 25, 2012. Under the terms of the Warrants, the guarantor shall have piggy-back registration rights for the shares underlying the Warrants. In compensation for the agreement to continue the existing Guarantee during the extension of the term of the Promissory Note, Biovest issued additional warrants to the guarantor to purchase up to 240,000 shares of Biovest common stock at an exercise price of $1.10 per share upon the same terms as the previously issued Warrants.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

8. Notes payable (continued):

(c)	The Valens Funds:

On December 10, 2007, Biovest completed a financing transaction with the Valens Funds, both of which are subsidiary companies of Laurus, pursuant to which the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted royalty interests in the worldwide net commercial sales of the Biovest’s biologic products. The notes are non-amortizing, bear interest at prime plus 2.0%, with a minimum interest rate of 11% and are payable in a single payment of principal and accrued interest on June 5, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of Biovest and its subsidiaries and are guaranteed by Biovest and its subsidiaries. Proceeds of the notes, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released to Biovest based upon an agreed schedule. These notes also contain a default put option whereby upon an event of default Biovest would be required to pay to the Valens Funds a default payment of 130% of the outstanding principal, interest and fees due. Biovest has concluded that this feature constitutes a derivative liability that requires accounting recognition at fair value. Biovest has utilized a probability-based, discounted cash flow approach to value the put. (See Note 11).

(d)	Other notes payable:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

9. Long-term debt:

Long-term debt consists of the following:

	March 31, 2008 (unaudited)	September 30, 2007
Convertible debentures – September 2006 (hybrid financial instrument), at fair value, face value of $10,216,403 (March 31, 2008), and $12,940,359 (September 30, 2007), interest at 8% payable quarterly, principal payable in 37 monthly installments beginning October 2007 through September 29, 2010. Convertible to common stock at $2.60 per share (b)	$11,861,102	$13,815,417
Convertible debentures – February 2007, face value of $21,103,784 (March 31, 2008) and $24,640,000 (September 30, 2007), interest at 8% payable quarterly, matures February 2011(c)	11,550,338	10,759,654
Convertible amortizing term note, due to Laurus, interest payable monthly at prime rate plus 4%, (11.75% at March 31, 2008), due April 2008, convertible into shares of common stock at $6.80 per share, exercisable through April 2008 (See Note 3) (d)	2,754,833	3,556,173
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in May 2008, convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.00 per share	46,817	46,817
Convertible amortizing term note (owed by Biovest), due to Laurus, interest payable monthly at prime rate plus 2%, (9.75% at March 31, 2008), payable monthly through March 31, 2009 (a)	7,310,906	7,121,871
Valens Offshore SPV II, Corp, $255,000 face value, prime rate plus 2%, (9.75% at March 31, 2007) note payable, due March 31, 2009 (e)	255,000	—
Valens U.S. SPV I, LLC, $245,000 face value, prime rate plus 2%, (9.75% at March 31, 2008) note payable, due March 31, 2009 (e)	245,000	—
Other	95,185	107,728
Long term accrued interest	41,376	480,344

	34,160,557	35,888,004
Less current maturities	(21,965,039)	(15,858,057)

	$12,195,518	$20,029,947

Convertible amortizing term note (a)

This note is collateralized by all cash, restricted cash, accounts receivable, inventory, fixed assets and other assets of Biovest. The note also contains certain restrictive covenants. Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in August 2007. A Letter Agreement rescheduling future payments due from Biovest to Laurus under the Note became effective on April 17, 2007. Under the Letter Agreement past due and ongoing principal payments on the Note were deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million were to commence. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8 million, less actual royalties paid, being due at the end of the five year royalty term (Note 10). In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million, (see Note 13).

October 2007 Amendment to Laurus Loan:

On October 31, 2007, Biovest executed amendment agreements with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January, 2008 at which point adjusted principal payments of $0.3 million per month plus interest will commence. Interest on this loan will continue to accrue at prime plus 2.0% (9.75% at March 31, 2008).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

9. Long-term debt (continued):

Convertible debentures – September 2006 (b)

The September 2006 private placement of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (the “September 2006 Debentures”) resulted in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction. The September 2006 Debentures are convertible at any time at the option of the holder into shares of the Company’s common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. Interest is payable quarterly in arrears in cash, or, at the Company’s option, in shares of Company common stock from and after an event of default under the September 2006 Debentures and for so long as the event of default is continuing, the Debentures will bear default interest at a rate of 18% per annum.

Beginning October 1, 2007, and on the 1st of each month thereafter, the Company was required to redeem 1/37th of the face value of the September 2006 Debentures in cash or, at the Company’s election, with shares of Company common stock, shares of Biovest common stock held by the Company, or a combination thereof. On October 31, 2007, the Company and holders of 84% of the September 2006 Debentures agreed to defer required monthly redemption payments under the September 2006 Debentures from November 1, 2007 through May 1, 2008 and to allow any unconverted balance of those amounts to be redeemed on the Maturity Date of the September 2006 Debentures.

As a part of the September 2006 Debentures offering, the Company issued Warrants to the purchasers of the September 2006 Debentures giving them the right to purchase up to an aggregate of 3,136,201 shares of the Company’s common stock at an exercise price of $2.75 per share, provided that such Warrants may be alternatively exercised for shares of Biovest common stock held by the Company at an exercise price of $1.10 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. These will expire on September 29, 2011.

As of March 31, 2008, approximately $14.8 million of principal has been converted to common stock and therefore, $10.2 million (face value) of the September 2006 Debentures are included on the March 31, 2008 consolidated balance sheet at a fair value of $11.9 million.

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

Beginning on March 1, 2008, and on the 1st of each month thereafter, the Company is redeeming 1/37th of the face value of the February 2007 Debentures in cash or, at its election, with shares of our common stock. The first redemption occurred in stock during the period ended March 31, 2008.

In conjunction with the issuance of the February 2007 Debentures, in order to induce certain investors from the September 2006 Debentures to increase their investment by purchasing additional debentures in the February 2007 Debentures, the Company offered a discount on the February 2007 Debentures and additional warrants to purchase shares of common stock with the issuance of the February 2007 Debentures. The Company issued $17,940,000 face value convertible debentures to certain investors for proceeds of $13,000,001, and 1,049,750 additional warrants with an estimated fair value of approximately $1,740,000 to these investors. The Company recognized a loss of $4,547,503 pursuant to this inducement during the year ended September 30, 2007. On September 5, 2007 the Company extended the forced conversion until March 31, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

9. Long-term debt (continued):

Convertible debentures – February 2007 (c) (continued)

As a part of the February 2007 Debentures, the Company issued warrants to the purchasers of the February 2007 Debentures giving them the right to purchase up to an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $2.94 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of the Company’s common stock at an exercise price of $2.67 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “Warrants”). The Warrants are immediately exercisable, and the exercise prices for the Warrants are subject to adjustment for stock splits, stock dividends, and the like. In connection with the February 2007 Debentures, the Company also issued to the placement agents for the transaction Long Term Warrants to purchase an aggregate of approximately 0.4 million shares of our common stock. All of the Long Term Warrants will expire on the fifth (5th) anniversary of the issue date of such warrants, and all of the Short Term Warrants were to expire September 17, 2007; however, the Short Term Warrants were extended until September 28, 2007 and further extended until October 19, 2007.

On October 19, 2007, the Company engaged in an effort to have the holders exercise the short-term warrants in connection with the February 2007 Debentures. The “Short-term Warrants”, as amended, were scheduled to expire on October 19, 2007. As a consequence of this effort, the Company received an aggregate of $4.6 million in cash from the exercise of the Short-term Warrants at $2.67 per share, 2,568,564 Short-term Warrants expired unexercised and the Company also issued additional warrants to certain of the holders of the February 2007 Debentures to purchase an additional 1,895,133 shares of the Company’s Common Stock. These additional warrants have an exercise price of the $2.67 per share and a term expiring on the first to occur of January 19, 2009 or three days following notice of the Company’s common stock trading at $6 per share based on a 10-day volume weighted average.

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

In August 2005, the term loan portion of the Laurus credit facility was amended and restated secured convertible term note, dated August 16, 2005, in the principal amount of $10.0 million (an increase of $5.0 million). The amended and restated secured convertible term note accrues interest at a rate of the greater of 10% per annum or prime rate plus 4%. The secured convertible minimum borrowing note and secured revolving note accrue interest at a rate equal to the greater of 7.25% per year or prime rate plus 2%. Certain repayment terms were conditional based on timing of the initial public offering. As a result of completion of the offering, the amended and restated secured convertible term note is payable over three years in equal monthly payments of principal and interest of $0.3 million. The secured revolving note and secured convertible minimum borrowing note are due on the third anniversary of the notes with all accrued but unpaid interest payable monthly. In March 2008, Laurus converted $320,400 of the minimum borrowing note into 120,000 shares of the Company’s common stock.

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

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

9. Long-term debt (continued):

Laurus Master Fund, Ltd. secured revolving term note and convertible term note (d) (continued)

Effective as of January 31, 2008, the Company entered into amendments to its credit facility with Laurus to: (i) extend the maturity date of the Minimum Borrowing Note dated April 29, 2005 from its present maturity date of March 31, 2008 through April 29, 2008 which, based on an ongoing oral understanding with Laurus, has not been paid pending discussions between the Company and Laurus regarding the manner and timing of repayment and (ii) provide for the release of certain collateral from the security interest of Laurus at such time as the Company’s indebtedness to Laurus is paid in full but at a time when the Company’s pledge and security commitments with regard to indebtedness of Biovest to Laurus remain outstanding.

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

The principal and accrued but unpaid interest under the Laurus term note is convertible at the option of Laurus into shares of our common stock at $6.80 per share. The principal of the Laurus minimum borrowing note is convertible at $2.67 per share.

March 31, 2008 (Unaudited)
Carrying value of note payable, October 1, 2007	11,586,941
Accretion of discount	826,645
Debt repayments, net	(2,190,563)
Conversion to common stock	(320,400)

Carrying value of note payable, March 31, 2008	$9,902,623

As presented on consolidated balance sheet:
Current maturities of convertible amortizing term note	$2,754,833
Lines of credit-secured revolving note	7,147,790
Long-term debt, net of current maturities (See Note 9)	—

Total	$9,902,623

Included in restricted cash is $0.4 million which is reserved for payment on the Laurus Term Note.

The discount to the debt instruments resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective interest method.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

9. Long-term debt (continued):

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

Fair value of debt instruments

The fair value of certain financial instruments are included for disclosure purposes only and are estimated based upon the present value of the estimated cash flow at credit risk adjusted interest rates for convertible instruments. As of March 31, 2008 and September 30, 2007, estimated fair values and respective carrying values for certain debt instruments are as follows:

	March 31, 2008 (unaudited)		September 30, 2007
	Fair Value	Carrying Value	Fair Value	Carrying Value
$7,799,000 Secured Term Note (Biovest)	$7,368,072	$7,310,906	$6,332,730	$7,121,871
$24,940,000 Convertible debentures	$18,827,799	$11,550,338	$20,855,984	$13,815,417
$10,000,000 Face Value Convertible Secured Term Note	$2,882,790	$2,754,833	$3,557,900	$3,556,173
$10,000,000 Revolving Line of Credit	$7,098,376	$7,147,790	$7,607,663	$8,030,768

	$36,177,037	$28,763,867	$38,354,277	$32,524,229

Future maturities of long-term debt are as follows as of March 31, 2008:

2009	$24,743,215
2010	9,786,561
2011	8,053,081

42,582,857
Less unamortized discount and adjustment to fair value on convertible debentures	(8,422,299)

$34,160,558

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

10. Royalty liability:

On April 17, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan (Note 9). As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million. On December 10, 2007, the Company paid $0.5 million of the minimum royalty. Future payments are due quarterly with the balance of the royalty (if any), less actual royalties paid, being due on May 31, 2012.

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

Expected future royalty payments are as follows:

Year ending March 31,:
2008	$38,082
2009	187,980
2010	327,570
2011	456,450
2012	6,489,918

7,500,000
Unamortized discount	(2,630,590)

$4,869,410

Current	$35,217
Non-Current	4,834,193

$4,869,410

11. Derivative Liabilities:

The following tabular presentation reflects the components of derivative financial instruments as of:

	March 31,2008 (Unaudited)	September 30, 2007
Embedded derivative instruments, bifurcated	$155,939	$486,300
Freestanding derivatives:
Warrants issued with convertible debt	1,648,646	3,692,701
Warrants issued with notes payable	5,920,000	4,928,000
Warrants issued with preferred stock	1,375,669	—
Default and investment put options, Biovest	1,117,479	565,677
Investment put option, Accentia (McKesson)	2,493,784	1,141,574
Investment put option, Accentia (Preferred stock transaction)	3,324,664	—

	$16,036,181	$10,814,252

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

11. Derivative Liabilities (continued):

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	March 31, 2008 (Unaudited)	September 30, 2007
Accentia Common shares indexed:
Freestanding and embedded derivative	12,722,601	4,385,844
Investment put	15,128,999	1,498,128

	27,851,600	5,883,972

	March 31, 2008 (Unaudited)	September 30, 2007
Biovest Common shares indexed:
Freestanding derivatives (warrants to purchase Biovest shares issued to Laurus by Accentia)	10,000,000	10,000,000

Derivative income (losses) in the accompanying statements of operations relate to the individual derivatives as follows as of:

	For The Three Months Ended		For The Six Months Ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)
Embedded derivative instruments, bifurcated	$725,079	$1,441,448	$330,361	$1,441,448
Freestanding derivatives:
Warrants issued with convertible debentures	3,866,475	3,031,518	2,044,055	2,367,395
Warrants issued with term note payable	(944,000)	4,427,000	(992,000)	4,427,000
Warrants issued with preferred stock	2,339,075	—	2,339,075	—
Default and investment put options, Biovest	(30,177)	(73,298)	(551,802)	(59,106)
Investment put option, Accentia	(1,836,255)	—	(1,352,211)	—
Redemption put, Accentia	(760,416)	—	(760,416)	—

	$3,359,781	$8,826,668	$1,057,062	$8,176,737

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

12. Related party transactions:

On December 27, 2007, the Company entered into an Agreement & Consent with HCGII, an entity controlled by the Company’s CEO, Francis E. O’Donnell M.D., whereby the parties confirmed that the Company had continued access to the full borrowing capability under its existing Line of Credit dated August 16, 2005, with HCGII through December 31, 2008 (Note 7).

On December 27, 2007, the Company issued warrants to purchase up to 175,000 shares of the Company’s common stock at an exercise price of $2.91 per share to HCGII in consideration for previous extensions of credit and the continued availability of the funds under the Company’s existing Line of Credit dated August 16, 2005. These warrants were fully vested upon issuance and have a term of five years (Note 7).

Agreements with Biovest

Effective as of January 31, 2008, the Company entered into a conditional commitment that once all obligations under the September 2006 Debentures and February 2007 Debentures have been paid or converted in full, the Company will guarantee, and pledge certain shares of Biovest owned by the Company to collateralize, the indebtedness of Biovest to the Valens Funds.

On February 5, 2008, the Company was granted an option by Biovest permitting the Company, in its discretion, to convert part or all of the principal and interest due to the Company on the date of the conversion under the intercompany debt owed by Biovest into shares of Biovest common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of for certain recapitalizations or in the event of the sale of Biovest stock at prices below the Conversion Price. Biovest granted demand and piggyback registration rights to the Company for the shares underlying this Conversion Option. On May 9, 2008, fully funded on May 13, 2008, as a result of a transaction described in Note 21 (Subsequent Events), the Conversion Price was adjusted to $0.50 per share.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

12. Related party transactions (continued):

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

The $9,428,000 fair value of the warrant has been recorded as Loss on financing transaction $8.8 million, and Loss on sale of assets $0.6 million in the statement of operations for the six months ended March 31, 2007.

Notes payable, related party:

On September 11, 2007, Biovest issued two unsecured promissory notes to two directors of Biovest in the amount of $0.2 million. These loans bear interest at prime plus 2.0% (9.25% at December 31, 2007) and mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to Biovest’s outstanding loans to Laurus and the Valens Funds. Biovest issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with these loans. In accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of these notes as of March 31, 2008 is $166,000. The remaining discount of $45,000 to these notes payable will be accreted using the effective interest method through September 2008. Interest expense of approximately $30,000 was incurred on these notes during the six months ended March 31, 2008.

On September 26, 2007, Biovest issued an unsecured promissory note to a shareholder of the Company in the amount of $46,000. This loan bears interest at prime plus 2.0% (9.75% at March 31, 2008) and is payable May 31, 2008. This note is subordinated to Biovest’s outstanding loan to Laurus and the Valens Funds. Biovest issued five-year warrants to purchase 25,099 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. In accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants.

On October 12, 2007, Biovest issued an unsecured promissory note to a director of Biovest in the amount of $300,000. This loan bears interest at prime plus 2.0% (9.75% at March 31, 2008) and is payable October 11, 2008. Biovest issued warrants to purchase 2,727,270 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of March 31, 2008 is approximately $174,000. Interest expense of approximately $72,000 was incurred on this note during the six months ended March 31, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

13. Loss on extinguishment of debt:

On October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January 2008, at which point adjusted principal payments of $0.3 million per month were to commence. Interest on this loan will continue to accrue at prime plus 2.0% and will be due monthly beginning January 2008. As consideration for the forbearance Biovest will pay to Laurus an additional $1.8 million upon the maturity of the note, March 31, 2009.

Biovest applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the six months ended March 31, 2008.

See Note 8 regarding $383,895 debt extinguishment loss on Pulaski debt.

14. Preferred stock:

In January 2008, the Company entered into definitive agreements and closed a private placement (the “January 2008 Private Placement”) of $8.7 million of Convertible Preferred stock (the “Preferred Stock”) (8,950 shares at $1,000 per share stated value). The net proceeds after placement agent fees of approximately $0.6 million, but before other expenses associated with the transaction, were approximately $8.1 million. In connection with the January 2008 Private Placement, the Company also issued to the Placement Agent warrants to purchase an aggregate of 163,464 shares of the Company’s common stock at an exercise price of $2.67 per share. The Company has used the proceeds of the January 2008 Private Placement as working capital, including supporting drug development, regulatory strategies and marketing plans.

The Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s common stock at $2.67 per share (an aggregate of 3,269,283 common shares at March 31, 2008), subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants in the future any rights to purchase shares of the Company’s common stock, or other security convertible into the Company’s common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Preferred Stock will be decreased to equal such lower price. This adjustment to the conversion price or exchange price for future stock issuances will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions. The Preferred Stock has liquidation preferences ahead of the holders of common stock and the holders of junior preferred stock in the event of liquidation or bankruptcy up to the amount of the Purchasers’ purchase price for the Preferred Stock. The Company has the right to force the conversion of the Preferred Stock into shares of its common stock if the Company’s common stock trades at 250% of the purchase price for a stated time and certain defined conditions are met. All remaining unconverted Preferred Stock will be redeemed by cash payment at the stated value on the maturity date of March 31, 2011 provided the convertible debentures issued to certain investors in September 2006 and February 2007 (the “Debentures”) are no longer outstanding. Commencing on January 18, 2009, the Company has the option to redeem some or all of the outstanding Preferred Stock upon notice by payment of a cash redemption price equal to 130% of the then-applicable conversion price and providing the Debentures are then converted, redeemed, or otherwise retired or the consent of the holders is obtained. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value for each share of Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

As a part of the January 2008 Private Placement, the Company issued short-term warrants (the “Short-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 3,269,283 shares of the Company’s common stock at an exercise price of $2.67 per share. These Short-Term Warrants expired April 23, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

14. Preferred stock (continued):

In addition, as a part of the January 2008 Private Placement, the Company issued long-term warrants (the “Long-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 1,634,639 shares of the Company’s common stock at an exercise price of $2.67 per share. The Long-Term Warrants will expire on January 17, 2014. In the event that the Company in the future issues or grants any rights to purchase any of the Company’s common stock, or other security convertible into the Company’s common stock, for a per share price less than the exercise price then in effect, the exercise price of the Long-Term Warrants will be reduced to equal such lower price. The foregoing adjustments to the exercise price for the Company’s Long-Term Warrants for future stock issues will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions. In the event that any proceeds are realized by the Company upon the exercise of Short-Term Warrants described herein, the Placement Agent shall receive an additional placement fee in amount equal to 7% of any such Long-Term Warrant proceeds.

Other key provisions of the January 2008 Private Placement:

•	The Preferred Stock has no voting rights

•

Triggering events that would cause mandatory conversions include the failure of the initial Conversion Shares Registration Statement to be declared effective by the Commission on or prior to the 120th day after the Original Issue Date (the registration statement was declared effective on April 17, 2008); the effectiveness of the Conversion Shares Registration Statement lapses for a period of more than 20 consecutive Trading Days or 30 non-consecutive Trading Days during any 12 month period and prior to such the end of any such period; fewer than all the Conversion Shares shall being freely saleable pursuant to Rule 144; the Company shall fail to deliver certificates representing Conversion Shares issuable upon a conversion; the Corporation shall fail for any reason to pay in full the amount of cash due pursuant to a Buy-In within five calendar days after notice is delivered

•

So long as any shares of Preferred Stock are outstanding, unless the holders of at least 67% of stated value of the then outstanding shares of Preferred Stock shall have otherwise given prior written consent, the Company shall not, and shall not permit any of its subsidiaries (whether or not a Subsidiary on the Original Issue Date) to, directly or indirectly amend its certificate of incorporation, bylaws or other charter documents so as to materially and adversely affect any rights of any Holder; repay, repurchase or offer to repay, repurchase or otherwise acquire shares of its Common Stock, Common Stock Equivalents or Junior Securities, except for the Conversion Shares to the extent permitted or required under the Transaction Documents or as otherwise permitted by the Transaction Documents; enter into any agreement or understanding with respect to any of the foregoing; or pay cash dividends or distributions on Junior Securities of the Company.

The Preferred Stock was not within the scope of SFAS 150 because the security may be converted into an equity instrument at the option of the holder. The Preferred Stock is not considered mandatorily redeemable until the conversion option expires since the conversion option could be exercised prior to the redemption date. As such, the Preferred Stock has been classified in the mezzanine section of the balance sheet in accordance with Securities and Exchange Commission Accounting Series Release 268.

The Preferred Stock embodies certain features, including an embedded conversion feature, which are defined as derivative financial instruments under SFAS 133. Consideration of bifurcation and liability classification of the derivatives was, in part, based upon an overall conclusion that the preferred stock was more akin to a debt instrument, rather than an equity instrument, following the guidance in EITF D-109. Accordingly, the conversion feature was evaluated under SFAS 133.11(a), and the result of that analysis was that the embedded conversion feature does not require bifurcation. In addition, the preferred stock embodied certain cash-settled contingent redemption features (that is, Put Features) and call options that were not clearly and closely related to the host contract and, accordingly, required bifurcation and classification as derivative liabilities.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

14. Preferred stock (continued):

The warrants issued in connection with the January 2008 Private Placement are derivative financial instruments. The warrants issued to the Investors and the Placement Agent did not meet all of the requisite conditions for equity classification, as provided in paragraphs 12-32 of EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock because the contracts extended firm registration rights to these investors and placement agents without an economic alternative in the event that the Company is not able to deliver registered shares. Accordingly, the warrants are carried as derivative liabilities, at fair value.

The following table illustrates details of the sale of the Preferred Stock and how the net proceeds arising from the January 2008 Private Placement financing was allocated on the financing inception date:

Gross cash proceeds	$8,729,000
Financing fees (paid in cash)	(641,040)

Net cash proceeds	$8,087,960

Allocation of proceeds:
Series A-1 Preferred Stock	$—
Paid-in capital (beneficial conversion feature), net of $223,873 deferred financing fees attributable to the conversion feature	(2,456,495)
Derivative liabilities:
Investor Warrants liability	(4,585,503)
Agent Warrants liability	(230,362)
Put liability	(3,298,330)
Deferred financing cost	532,992
Retained Earnings (preferred dividend)	114,537
Day-one derivative loss	1,835,201

Total	$(8,087,960)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

14. Preferred stock (continued):

Total financing fees associated with the January 2008 Private Placement financing are as follows:

Financing fees paid in cash	$641,040
Financing fees (placement agent warrants)	230,362

$871,402

The following table illustrates the allocation of financing costs associated with the January 2008 Private Placement financing (allocated based upon the relative fair values of the instruments):

Paid-in capital (attributable to conversion feature)	$223,873
Deferred financing costs (attributable to derivative liabilities)	532,992
Retained earnings (attributable to preferred stock and accounted for as a dividend)	114,537

$871,402

The following table illustrates the activity with respect to the January 2008 Private Placement financing since inception (allocated based upon the relative fair value of the instruments):

Initial allocation of Series A-1 Preferred Stock	$—
Accretion to redemption value	111,963

Balance at end of period	$111,963

15. Stockholder’s Equity:

In connection with the January 2008 Private Placement, the Company and the purchasers of the Preferred Stock entered into a Registration Rights Agreement under which the Company filed a registration statement with the SEC covering the resale a portion of the shares of Company’s common stock issuable pursuant to the Preferred Stock and warrants. On April 17, 2008, the registration statement covering the Preferred Stock and warrants was declared effective by the SEC.

Stock options and warrants

The Company provides for three option plans, the 2003 Stock Option Plan (the “2003 Plan”), the 2005 Equity Incentive Plan (the “2005 Plan”), and the 2008 Equity Incentive Plan (the “2008 Plan”). All of these plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3,500,000 shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2007, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of March 31, 2008, 758,032 options are outstanding under the 2003 Plan.

The 2005 Plan provides for the issuance of 3,000,000 shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of March 31, 2008, 1,811,446 options are outstanding under the 2005 Plan. The Company may, at any time, amend or modify the Plan without limitation.

On November 29, 2007 and effective as of December 31, 2007, the Company’s Board of Directors adopted the Accentia Biopharmaceuticals, Inc. 2008 Plan, which is intended to be a Qualified Plan. The 2008 Plan was ratified by vote of the Company’s shareholders at the Company’s 2008 Annual Meeting on February 28, 2008. As of March 31, 2008, 1,946,167 options are outstanding under the 2008 Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

15. Stockholder’s Equity (continued):

Stock options and warrants issued, terminated/forfeited and outstanding during the six months ended March 31, 2008 (unaudited) are as follows:

	Shares	Average Exercise price per share
Options and warrants outstanding, September 30, 2007	18,767,692	3.64
Activity for the six months ended March 31, 2008:
Options issued	2,145,931	2.68
Warrants issued	11,161,916	2.67
Options terminated/forfeited	(159,809)	3.24
Warrants terminated/forfeited	(2,568,474)	2.67
Warrants exercised	(1,738,328)	2.67

Options and warrants outstanding, March 31, 2008	27,608,928	3.14

Options outstanding	4,515,645	3.43
Warrants outstanding	23,093,283	3.09

	27,608,928

The weighted average grant date fair values of stock options and warrants granted during the six months ended March 31, 2008 (unaudited) were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
Six months ended March 31, 2008	$1.31	$1.25

A summary of the status of the Company’s nonvested stock options as of March 31, 2008, and changes during the six months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2007	928,466
Granted	2,145,931
Vested	(1,069,596)
Forfeited	(88,274)

Nonvested at March 31, 2008	1,916,527	$1.55	—

The total unearned compensation cost of $3,117,391 relating to the 1,916,527 nonvested options as of March 31, 2008 will be recognized over a weighted average period of two years.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

16. Operational results for Biovest (unaudited):

	For the three months ended March 31,
	2008		2007
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$1,555,630	$2,605,788	$1,551,817	$3,005,966
Cost of sales	808,203	675,070	851,144	561,030

Gross margin	747,427	1,930,718	700,673	2,444,936
Operating expenses	2,746,507	7,466,227	5,019,344	9,291,455

Loss from operations	(1,999,080)	(5,535,509)	(4,318,671)	(6,846,519)
Interest income (expense)	(1,935,169)	(2,206,040)	(1,544,342)	(1,152,191)
Other income (expense)	(296,319)	202,248	7,831	(3,499,639)
Derivative gain (loss)	(30,177)	3,389,958	(73,298)	8,899,966
Non-controlling interest in earnings from variable interest entities	108,655	8,750	478,289	—
Absorption of prior losses against minority interest	—	—	—	7,500

Net loss	(4,152,090)	(4,140,593)	(5,450,191)	(2,590,883)
Dividends	—	(226,499)	—	—

Loss attributable to common stockholders	(4,152,090)	(4,367,092)	(5,450,191)	(2,590,883)

Weighted average shares outstanding, basic and diluted	43,681,670	43,681,670	32,815,821	32,815,821
Loss attributable to common stockholders per common share	(0.10)	(0.10)	(0.17)	(0.08)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

16. Operational results for Biovest (unaudited) (continued):

	For the six months ended March 31,
	2008		2007
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$2,814,660	$5,682,823	$2,878,926	$7,560,601
Cost of sales	1,490,711	1,701,184	1,617,236	1,420,230

Gross margin	1,323,949	3,981,639	1,261,690	6,140,371
Operating expenses	4,581,613	16,752,577	19,637,761	8,033,709

Loss from operations	(3,257,664)	(12,770,938)	(18,376,071)	(1,893,338)
Interest income (expense)	(2,718,454)	(14,376,507)	(3,584,034)	(2,335,203)
Other income (expense)	(1,565,857)	272,740	(7,860,065)	(13,565,303)
Derivative gain (loss)	(551,803)	1,608,865	(59,106)	8,235,843
Non-controlling interest in earnings from variable interest entities	207,585	17,500	478,289	—
Absorption of prior losses against minority interest	—	—	—	276,901

Net loss	(7,886,193)	(25,248,340)	(29,400,987)	(9,281,100)
Dividends	—	(226,499)	—	—

Loss attributable to common stockholders	(7,886,193)	(25,474,839)	(29,400,987)	(9,281,100)

Weighted average shares outstanding, basic and diluted	42,661,240	42,661,240	32,262,128	32,262,128
Loss attributable to common stockholders per common share	(0.18)	(0.60)	(0.91)	(0.29)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

17. Segment information:

The Company defines segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, discontinued operations and income taxes.

Segment information for the three months ended March 31, 2008 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$840,334	$259,853	$1,100,187
Services	3,061,231	—	3,061,231

Total net sales	3,901,565	259,853	4,161,418

Cost of sales:
Products	500,027	303,803	803,830
Services	679,443	—	679,443

Total cost of sales	1,179,470	303,803	1,483,273

Gross margin	2,722,095	(43,950)	2,678,145
Sales and marketing	66,164	1,686,875	1,753,039
Research and development	2,656,686	—	2,656,686

Segment loss	(755)	(1,730,825)	(1,731,580)

General and administrative expenses			(5,803,009)
Other expense			(875,499)
Non-controlling interest in losses from variable interest entities			117,405

Net loss			$(8,292,683)

Total assets	$25,897,900	$3,140,300	$29,038,200

Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

17. Segment information (continued):

Segment information for the three months ended March 31, 2007 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$700,137	$865,729	$1,565,866
Services	2,991,918	—	2,991,918

Total net sales	3,692,055	865,729	4,557,784

Cost of sales:
Products	455,780	113,501	569,281
Services	842,893	—	842,893

Total cost of sales	1,298,673	113,501	1,412,174

Gross margin	2,393,382	752,228	3,145,610
Sales and marketing	34,079	2,224,553	2,258,632
Research and development	5,548,911	—	5,548,911

Segment loss	(3,189,608)	(1,472,325)	(4,661,933)

General and administrative expenses			(6,503,256)
Other income			2,645,826
Non-controlling interest in losses from variable interest entities			478,289

Net loss			$(8,041,074)

Total assets	$46,446,176	$5,221,290	$51,667,466

Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

17. Segment information (continued):

Segment information for the six months ended March 31, 2008 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,615,594	$1,017,006	$2,632,600
Services	5,864,883	—	5,864,883

Total net sales	7,480,477	1,017,006	8,497,483

Cost of sales:
Products	931,593	795,114	1,726,707
Services	1,465,188	—	1,465,188

Total cost of sales	2,396,781	795,114	3,191,895

Gross margin	5,083,696	221,892	5,305,588
Sales and marketing	105,723	3,373,869	3,479,592
Research and development	6,472,286	—	6,472,286

Segment loss	(1,494,313)	(3,151,977)	(4,646,290)

General and administrative expenses			(11,382,312)
Other expense			(17,331,016)
Non-controlling interest in losses from variable interest entities			225,085

Net loss			$(33,134,533)

Total assets	$25,897,900	$3,140,300	$29,038,200

Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

17. Segment information (continued):

Segment information for the six months ended March 31, 2007 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$1,529,598	$2,972,284	$4,501,882
Services	5,937,645	—	5,937,645

Total net sales	7,467,243	2,972,284	10,439,527

Cost of sales:
Products	854,517	549,504	1,404,021
Services	1,633,445	—	1,633,445

Total cost of sales	2,487,962	549,504	3,037,466

Gross margin	4,979,281	2,422,780	7,402,061
Sales and marketing	63,535	4,372,551	4,436,086
Research and development	10,028,576	—	10,028,576

Segment loss	(5,112,830)	(1,949,771)	(7,062,601)

General and administrative expenses			(13,206,808)
Other expense			(18,890,967)
Non-controlling interest in losses from variable interest entities			478,289

Net loss			$(38,682,087)

Total assets	$46,446,176	$5,221,290	$51,667,466

Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

17. Segment information (continued):

Domestic and foreign operations

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$3,029,666	$1,131,752	$4,161,418	$3,423,792	$1,133,992	$4,557,784
Net loss	(8,602,253)	309,570	(8,292,683)	(8,090,871)	49,797	(8,041,074)
Total Assets	26,502,145	2,536,055	29,038,200	49,163,369	2,504,097	51,667,466
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

	Six months ended March 31, 2008			Six months ended March 31, 2007
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$6,227,489	$2,269,994	$8,497,483	$8,027,693	$2,411,834	$10,439,527
Net loss	(33,314,671)	180,138	(33,134,533)	(39,251,737)	569,650	(38,682,087)
Total Assets	26,502,145	2,536,055	29,038,200	49,163,369	2,504,097	51,667,466
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

18. Commitments and contingencies:

Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2012. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending March 31,
2008	$2,782,464
2009	2,144,495
2010	841,829
2011	406,127
2012	—

$6,174,915

The annual aggregate future rental income from sub-leases is as follows:

Year ending March 31,
2008	$493,171
2009	—

$493,171

Rent expense for all operating leases was approximately $0.8 million for each of the three months ended March 31, 2008 and 2007 respectively. Rent expense for all operating leases was approximately $1.6 million for the six months ended March 31, 2008 and 2007 respectively. Rental income from subleases aggregated $0.1 million for the three months ended March 31, 2008 and 2007. Rental income from subleases aggregated $0.2 million for the six months ended March 31, 2008 and 2007. Rental income and has been included in general and administrative expenses in the accompanying statements of operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

18. Commitments and contingencies (continued):

Litigation

The Company’s subsidiary, Analytica is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims alleging that he is owed contractual bonus and other compensation and seeking damages for wrongful termination against Analytica, the Company and an officer of the Company. We filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007, the Court granted our motion and dismissed defendant’s counterclaims against our officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. The defendant refiled an Amended Counterclaim in July 2007, and we have filed a motion seeking to dismiss virtually all claims in the Amended Counterclaim which the Court has scheduled for argument in May 2008. We have indicated that we plan to pursue our affirmative claims in this matter vigorously and will assert all available defenses against the counterclaims, which we believe are without merit.

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

19. Variable Interest Entities:

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

The Company concluded that Biolender, LLC, Biovax Investment, LLC, Telesis CDE Two, LLC, Biolender II, LLC, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for the Company to be required to apply the provisions of the Interpretation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by the Company and the related holder:

New Market Tax Credit Transaction I:

Variable Interest Holder	Variable Interests Biolender, LLC	Variable Interests Biovax Investment, LLC	Variable Interests Telesis CDE Two, LLC
Biovest and its Related Parties	Controlling interest Primary beneficiary	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

Biovax Investment, LLC			VIE Equity (99.9%)

US Bancorp		VIE Equity (99.9%)	Tax Credit Rights

Biovax Investment Corp.		VIE Equity (0.01%)

Telesis CDE, Corp			VIE Equity (0.01%)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

19. Variable Interest Entities (continued):

Accounting for the NMTC financing arrangement and variable interest entities (continued)

New Market Tax Credit Transaction II:

Variable Interest Holder	Variable Interest Holder	Variable Interests AutovaxID Investment, LLC	Variable Interests St. Louis NMTC Fund II, LLC
Biovest and its Related Parties	Controlling interest Primary beneficiary	Senior beneficial interest Guaranty Agreement Indemnification Agreement Put (VIE Equity) Call (VIE Equity)	Senior beneficial interest Guarantee Agreement

AutovaxID Investment, LLC			VIE Equity (99.9%)

US Bancorp		VIE Equity (100%)	Tax Credit Rights

St. Louis Development Corporation			VIE Equity (0.01%)

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

Assets of $20.3 million and liabilities of $15.6 million of the variable interest entities identified above, are limited to the instruments pertaining in to the NMTC financing arrangement. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, LLC, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s March 31, 2008 consolidated balance sheet as non-controlling interests in variable interest entities.

Revimmune LLC

On February 27, 2007, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune LLC (“Revimmune”) under which the Company was granted the exclusive worldwide rights to Revimmune™. Revimmune is based on pulsed, ultra-high dosing of a well known chemotherapeutic agent under a risk management program. Revimmune will treat numerous autoimmune diseases with an initial indication targeting refractory relapsing-remitting Multiple Sclerosis. Revimmune LLC is affiliated with HCGII and Dr. Frank O’Donnell who is an officer and director of the Company.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

19. Variable Interest Entities (continued):

Revimmune LLC (continued)

The Company has the controlling financial interest of Revimmune and is considered the primary beneficiary, and therefore, the financial statements of Revimmune have been consolidated with the Company as of February 27, 2007 and through March 31, 2008. As of March 31, 2008, Revimmune’s assets and equity were approximately $28,321. The Company’s non-controlling interest in earnings from Revimmune for the three months and six months ended March 31, 2008 is a loss of $8,750 and $17,500 respectively.

Non-controlling interest in income (loss)

The Company’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the three and six months ended March 31, 2008 consist of the following:

	For The Three Months Ended March 31, 2008	For The Six Months Ended March 31, 2008
Biovax Investment LLC	$111,298	$223,819
Telesis CDE Two, LLC	(6,444)	(23,833)
AutovaxID Investment, LLC	104,244	218,732
St. Louis NMTC Fund II, LLC	(100,443)	(211,133)
Revimmune LLC	8,750	17,500

Non-controlling interest in losses from variable interest entities	$117,405	$225,085

20. New Market Tax Credit transactions:

April 2006 NMTC Transaction:

On April 25, 2006, Biovest through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: Accentia Biopharmaceuticals, Inc., Biovest’s majority shareholder (“Accentia”), Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, Biovest and Biovest’s parent company, Accentia formed Biolender as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

was fully guaranteed by two officers of Accentia. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with Accentia whereby Biovest purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest (Note 9).

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99.99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of Biovest’s common stock near the maturity date.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI), and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. Biovest also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of Biovest’s common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to Biovest pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and described further below, $1.6 million was issued as a dividend to Biovest, to be used by Biovest to make principal payment on its outstanding demand notes to Accentia, and $1.3 million was paid to Biovest for BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4M in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Furthermore, upon maturity, the Fund will have paid approximately $11.9M in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4M in principal and interest payments received less $11.9M in principal and interest paid less approximately $400,000 in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity (approximately $100,000) of both notes would be less than the $180,000 US Bancorp would receive upon exercise of their put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, Biovest is required to treat the advance as unrestricted and non-segregated funds provided that Biovest uses the funds to make all required lease payments. Finally, Biovax also hired all of Biovest’s employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

•

Biovest, Accentia and certain officers and directors of Biovest and Accentia entered into a guarantee arrangement with the CDE for the debt service of Biovax. Biovest has guaranteed 100% of the debt service while the officers and directors of Biovest and Accentia have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $108,000 paid directly by Biovest and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which Biovest has a variable interest and involved in structuring this transaction (the Fund and the CDE) were recorded as a reduction to non-controlling interests in variable interest entities on Biovest’s consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax.

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

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, payable upon demand of Accentia. Biovest paid to Accentia $1.1 million upon the closing of the Transaction. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying March 31, 2008 consolidated balance sheet.

In contemplation of Transaction II, Biovest formed Biolender II as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest of $5.6 million in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued)

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

St. Louis New Market Tax Credit Fund II, LLC is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in the CDE. St. Louis New Market Tax Credit Fund II, LLC, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million Subordinated Promissory Note dated as of December 8, 2006 and described in more detail below.

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

The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued)

All indebtedness owed by AutovaxID and its subsidiaries to the CDE, including its right to receive payments of principal and interest under the CDE Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE, USBCIC, AutovaxID and Biovest.

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by

Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued)

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

Biovest and certain officers and directors of Biovest and Accentia have entered into guarantee arrangements with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. Biovest issued warrants to purchase 2.6 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

Various legal, accounting, and professional fees of $433,000 paid directly by Biovest and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which Biovest has a variable interest (St. Louis New Market Tax Credit Fund II, LLC and Leverage Fund) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on Biovest’s consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

21. Subsequent Events:

On April 15, 2008, the Company received notice from The NASDAQ Stock Market, notifying the Company that it is not in compliance with NASDAQ Rule 4450(b)(1)(A), which requires a listed security to maintain a minimum $50 million market capitalization for continued trading on the NASDAQ Global Market. In order to comply with this listing requirement, Accentia needed to maintain a minimum $50 million market value for at least 10 consecutive business days before May 15, 2008. To resolve this matter, the Company has filed an application to transfer the listing of the Company’s common stock from the NASDAQ Global Market to the NASDAQ Capital Market. The Company filed the application on May 15, 2008 and expects to maintain its current NASDAQ Global Market status pending completion of the transfer application.

On May 9, 2008, Biovest entered into a financing transaction with one of Biovest’s directors, whereby Biovest issued a convertible promissory note in the amount of $1 million (the “Note”), bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to Biovest of at least $15 million. The Note was fully funded on May 13, 2008. Interest only is payable monthly and may be paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the Note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the Note into common stock of Biovest, at a conversion price equal to $0.50 per share. As part of this transaction Biovest issued to the lender a Warrant to purchase up to 2,000,000 shares of Biovest’s common stock at an exercise price of $0.50 per share, with cashless exercise provisions and a 7-year term. In addition, Biovest entered into an option agreement with the lender whereby the lender may elect, at any time before maturity of the Note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1 million) upon the same terms as contained in the original Note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions.

The terms of the Director Financing transaction set forth above provide for issuance of shares of common stock of Biovest at a price of $0.50 per share. Pursuant to the terms of the September 2006 Debentures, this issuance results in a reset of the price for which the Holders of the September 2006 Debentures and the Warrants issued in connection therewith may voluntarily exchange their debenture or exercise their warrants for shares of Biovest designated for that purpose as part of the September Debenture transaction from the current price of $1.10 per share to a new Exchange Price of $0.50 per share.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of late-stage, targeted therapeutic clinical products. We have three products in or entering Phase 3 clinical trials, two of which have fast-track status. All three products modify the immune system to treat disease. Our first such product candidate, SinuNase, is being developed as a treatment for chronic sinusitis (CS) which the medical establishment also refers to as chronic rhinosinusitis (CRS), which is a chronic inflammatory condition of the paranasal sinuses that among others, results in nasal congestion, facial pain and pressure, nasal discharge, and headaches. SinuNase is an amphotericin B suspension that is self-administered into a patient’s nasal cavity for the treatment of CS. If approved by the FDA, we expect that SinuNase would be the first and only foreseeable pharmaceutical product indicated for the treatment of chronic sinusitis. In April 2005, we submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase. In December 2006, we commenced the first of two Phase 3 clinical trials for SinuNase for patients who have recurrent CS whose disease severity has warranted surgical intervention for CS sometime in the past, and in November 2007, we completed randomization of all patients required under the SinuNase Phase 3 clinical trial protocol. We announced top-line unblinded results of the Phase 3 data relating to the primary endpoint in March 2008, and have provided follow-up data on more detailed analysis of the unblinded results in April 2008. Discussions are planned with FDA as to the continued clinical development and the pathway to commercialization of SinuNase.

Our second product candidate, BiovaxID, under development by our subsidiary, Biovest, a publicly held company in which we currently hold approximately 76% of the outstanding capital stock is a patient-specific anti-cancer vaccine to treat follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting a portion of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007 the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. In April 2008, the DMC reviewed the unblinded data from the study and recommended that the trial be halted and the data from the study be unblinded in August 2008 for submission to the FDA and worldwide regulatory authorities. Discussions are planned with FDA as to accelerated approval process and the pathway to commercialization of BiovaxID.

Our third product candidate, Revimmune is being developed as a treatment for multiple sclerosis (MS). MS is an autoimmune disease that affects the central nervous system (CNS). Myelin, a fatty tissue, surrounds and protects the nerve fibers of the CNS and helps those nerve fibers to conduct electrical impulses. In MS that myelin sheath is lost in different areas and results in scar tissue which is known as sclerosis. Since the myelin or the nerve fibers are damaged the nerves itself cannot conduct electrical impulses from and to the brain which results in the symptoms of MS. As a result MS is characterized by recurrent episodes of demyelination and inflammation within the central nervous system. Revimmune therapy consists of approximately four consecutive days of in-patient or out-patient treatment with an ultra-high intensity, short-course of an intravenous formulation of an approved drug (cyclophosphamide). This treatment seeks to “reboot” a patient’s immune system, thereby eliminating the autoimmunity which is characteristic of MS. The “rebooting” process is achieved by temporarily eliminating peripheral immune cells, including the immune cells causing the autoimmunity, while selectively sparing the stem cells in the bone marrow. The surviving stem cells are able, typically within two-three weeks, to repopulate the body with a nascent immune system which lacks misdirected immunity to self-antigens. In July 2007, the Company filed a pre-IND submission with the FDA for the commencement of a Phase 3 clinical trial and conducted pre-IND meetings. We are preparing to file our IND with the FDA in the first half of calendar 2008. The Company believes that Revimmune may additionally have applications for the treatment of a variety of autoimmune diseases other than MS, including Systemic Lupus, Myasthenia Gravis and Aplastic Anemia.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended March 31, 2008 were $4.2 million, a decrease of $0.4 million, or 9%, from the three months ended March 31, 2007. The decrease in our consolidated net sales for the three months ended March 31, 2008 reflected a decrease of $0.6 million in net sales in our Specialty Pharmaceuticals segment primarily due to the discontinuance of our Respi-Tann G product line due to FDA mandate, and product returns, offset by a increase of $0.2 million in net sales of our Analytica subsidiary.

Cost of Sales. Our cost of sales for the three months ended March 31, 2008 was $1.5 million, or 36% of net sales, compared to $1.4 million, or 31% of net sales, during the three months ended March 31, 2007. This represented an increase of $0.1 million, or 5%, over the three months ended March 31, 2007 primarily attributable to increased rebate expenses in our Specialty Pharmaceutical subsidiary.

Research and Development Expenses. Our research and development costs were $2.7 million for the three months ended March 31, 2008; a decrease of $2.9 million, or 52%, over the three months ended March 31, 2007. Our Biovest subsidiary research and development expense decreased by $1.9 million during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 as a result of our decision to stop the BiovaxID clinical trial and seek conditional approval with the FDA and EMEA. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. There was also a decrease of $1.0 million in SinuNase research and development expense due to the approaching completion of Phase 3 clinical trials.

Sales and Marketing expenses. Our sales and marketing expenses were $1.8 million for the three months ended March 31, 2008; a decrease of $0.5 million, or 22%, over the three months ended March 31, 2007. This decrease was primarily due to a reduction in sales related personnel due to lower sample fees and market development costs in our Specialty Pharmaceuticals subsidiary.

General and Administrative Expenses. Our general and administrative expenses were $5.8 million for the three months ended March 31, 2008; a decrease of $0.7 million, or 11%, over the three months ended March 31, 2007. This decrease is primarily due to reduced bonus expense in our Biovest subsidiary, and reduced facility, insurance and professional costs related to the closure of our Specialty Pharmaceuticals office during the three months ended March 31, 2007.

Interest Expense. In the three months ended March 31, 2008, our interest expense was $4.1 million, an increase of $2.5 million, over the three months ended March 31, 2007. The increase is due primarily to interest from addition borrowing through long-term debt, and notes payable, and from the current period amortization associated with warrants issued of $7.6 million.

Derivative gain. Derivative gain was $3.4 million for the three months ended March 31, 2008 as compared to a gain of $8.8 million for the three months ended March 31, 2007. This decrease is related to the derivative instruments associated with the Laurus financing arrangement that commenced in the 2005 fiscal year, the derivative instruments issued in conjunction with the Midsummer transactions in September 2006 and February 2007 and the put associated with the termination investment of the McKesson Biologics Distribution Agreement, and warrants associated with the January 2008 preferred stock transaction, and results primarily from the decrease in our common stock price during the quarter ended March 31, 2008 on which the derivative liabilities are based.

Loss on extinguishment of debt. The loss on extinguishment of debt for the three months ended March 31, 2008 was $0.4 million as compared to no loss for the three months ended March 31, 2007. This loss was a result of Biovest’s modification to the provisions of debt payable to Pulaski.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the three months ended March 31, 2008 was $0.1 million. $8,750 related to Accentia’s interest in Revimmune, the balance relates to Biovest’s interest in the NMTC entities.

Segment Operating Results

	For the Three Months Ended March 31,
	2008		2007
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$1,555,630		$1,551,817
All other business units	2,345,935		2,140,238

Total Biopharmaceutical Products and Services	3,901,565		3,692,055
Specialty Pharmaceuticals	259,853		865,729

Total Net Sales	$4,161,418		$4,557,784

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$808,203		$851,144
All other business units	371,266		447,529

Total Biopharmaceutical Products and Services	1,179,469	30%	1,298,673	35%
Specialty Pharmaceuticals	303,804	117%	113,501	13%

Total Cost of Sales	$1,483,273		$1,412,174

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$747,427		$700,673
All other business units	1,974,669		1,692,709

Total Biopharmaceutical Products and Services	2,722,096	70%	2,393,382	65%
Specialty Pharmaceuticals	(43,951)	(17)%	752,228	87%

Total Gross Margin	$2,678,145		$3,145,610

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$1,214,370		$3,128,164
All other business units	1,442,316		2,420,747

Total Biopharmaceutical Products and Services	2,656,686	68%	5,548,911	153%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$2,656,686		$5,548,911

	For the Three Months Ended March 31,
	2008		2007
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$66,164		$34,079
All other business units	—		—

Total Biopharmaceutical Products and Services	66,164	2%	34,079	2%
Specialty Pharmaceuticals	1,686,875	649%	2,224,553	25%

Total Sales and Marketing Expenses	$1,753,039		$2,258,632

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the three months ended March 31, 2008 were $3.9 million, an increase of $0.2 million, or 6%, from the three months ended March 31, 2007. This increase was attributable primarily to a increase of $0.2 million in net sales of our Analytica International subsidiary.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the three months ended March 31, 2008 was $1.2 million, or 30% of segment net sales, compared to $1.3 million, or 35% of segment net sales, during the three months ended March 31, 2007.

Research and Development Expenses. Our research and development costs were $2.7 million for the three months ended March 31, 2008; a decrease of $2.9 million, or 52%, over the three months ended March 31, 2007. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. The Biovest decrease of $1.9 million was in addition to a decrease of $1.0 million in SinuNase research and development expense due to the approaching completing of Phase III clinical trials.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the three months ended March 31, 2008, including net sales to related parties, were $0.3 million, a decrease of $0.6 million, or 70%, from the three months ended March 31, 2007. This decrease was primarily attributable to increased rebate expenses.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the three months ended March 31, 2008 was $0.3 million, or 117% of net sales, compared to $0.1 million, or 13% of net sales, during the three months ended March 31, 2007. The increase was the result of higher than normal product returns during the three months ended March 31, 2008.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the three months ended March 31, 2008 or 2007.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $1.7 million in the three months ended March 31, 2008; a decrease of $0.5 million, or 24%, over the three months ended March 31, 2007. This decrease was primarily due to a reduction in sales related personnel due to divesture of Histex and Xodol, lower sample fees and market development costs.

Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007

Consolidated Results of Operations

Net Sales. Our net sales for the six months ended March 31, 2008 were $8.5 million, a decrease of $1.9 million, or 19%, from the six months ended March 31, 2007. The decrease in our consolidated net sales for the six months ended March 31, 2008 reflected a decrease of $2.0 million in net sales in our Specialty Pharmaceuticals segment primarily due to the divestiture of our Xodol and Histex product lines in October 2006, the discontinuance of our Respi-Tann G product line due to FDA mandate, and product returns, an increase of $0.1 million in net sales of our Analytica subsidiary.

Cost of Sales. Our cost of sales for the six months ended March 31, 2008 was $3.2 million, or 38% of net sales, compared to $3.0 million, or 29% of net sales, during the six months ended March 31, 2007. This represented an increase of $0.2 million, or 5%, over the six months ended March 31, 2007 primarily due to the creation of reserves of $0.2 million for the Respi~TANN G products and higher product returns in the prior period, offset by lower sales in our Specialty Pharmaceuticals subsidiary.

Research and Development Expenses. Our research and development costs were $6.5 million for the six months ended March 31, 2008; a decrease of $3.6 million, or 35%, over the six months ended March 31, 2007. Our Biovest subsidiary research and development expense decreased by $4.0 million during the six months ended March 31, 2008 compared to the quarter ended March 31, 2007. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. This was offset by an increase of $0.4 million in SinuNase research and development expense due to the continuing Phase III clinical trials in the six months ended March 31, 2008.

Sales and Marketing expenses. Our sales and marketing expenses were $3.5 million for the six months ended March 31, 2008; a decrease of $1.0 million, or 22%, over the six months ended March 31, 2007. This decrease was primarily due to a reduction in sales related personnel due to divesture of Histex and Xodol, lower sample fees and market development costs in our Specialty Pharmaceuticals subsidiary.

General and Administrative Expenses. Our general and administrative expenses were $11.4 million for the six months ended March 31, 2008; a decrease of $1.8 million, or 14%, over the six months ended March 31, 2007. This decrease is primarily due to a one-time reduction of bad debt expense due to an adjustment to the accounts receivable reserve in our Specialty Pharmaceuticals segment. In addition, the six months ended March 31, 2007 included a $0.7 million settlement expense relating to the separation agreements of two employees.

Interest Expense. In the six months ended March 31, 2008, our interest expense was $17.1 million, an increase of $3.2 million, over the six months ended March 31, 2007. The increase is due primarily to interest from addition borrowing through long-term debt, and notes payable, and from the current period accretion associated with deferred finance costs issued of $7.6 million.

Derivative gain. Derivative gain was $1.1 million for the six months ended March 31, 2008 as compared to a gain of $8.2 million for the six months ended March 31, 2007. This decrease is related to the derivative instruments associated with the Laurus financing arrangement that commenced in the 2005 fiscal year, the derivative instruments issued in conjunction with the Midsummer transactions in September 2006 and February 2007, the put associated with the termination investment of the McKesson Biologics Distribution Agreement, and warrants associated with the January 2008 Preferred Stock transaction, and results primarily from the decrease in our common stock price during the six months ended March 31, 2008 on which the derivative liabilities are based.

Loss on financing transaction. In the six months ended March 31, 2008, there was no loss on financing transaction compared to a $8.8 million loss for the six ended March 31, 2007. This loss is attributable to the issuance of warrants entitling Laurus to purchase Biovest shares owned by Accentia. The warrants were issued in order to obtain consent for various transactions including the termination of a first right of refusal agreement with Biovest, the sale of our interest in Biolender, LLC, and termination of the Biologics Products Commercialization Agreement with Biovest.

Loss on extinguishment of debt. The loss on extinguishment of debt for the six months ended March 31, 2008 was $1.8 million as compared to no loss for the six months ended March 31, 2007. The loss was a result of Biovest’s modification to the provisions of debt payable to Laurus and to Pulaski.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the six months ended March 31, 2008 was $0.2 million. $17,500 related to Accentia’s interest in Revimmune, the balance relates to Biovest’s interest in the NMTC entities.

Segment Operating Results

	For the Six Months Ended March 31,
	2008		2007
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-
Biovest	$2,814,660		$2,878,925
All other business units	4,665,817		4,588,318

Total Biopharmaceutical Products and Services	7,480,477		7,467,243
Specialty Pharmaceuticals	1,017,006		2,972,284

Total Net Sales	$8,497,483		$10,439,527

Cost of Sales:
Biopharmaceutical Products and Services-
Biovest	$1,490,711		$1,617,236
All other business units	906,070		870,726

Total Biopharmaceutical Products and Services	2,396,781	32%	2,487,962	33%
Specialty Pharmaceuticals	795,114	78%	549,504	18%

Total Cost of Sales	$3,191,895		$3,037,466

Gross Margin:
Biopharmaceutical Products and Services-
Biovest	$1,323,949		$1,261,689
All other business units	3,759,747		3,717,592

Total Biopharmaceutical Products and Services	5,083,696	68%	4,979,281	67%
Specialty Pharmaceuticals	221,892	22%	2,422,780	82%

Total Gross Margin	$5,305,588		$7,402,061

Research and Development Expenses:
Biopharmaceutical Products and Services
Biovest	$2,103,414		$6,065,613
All other business units	4,368,872		3,962,963

Total Biopharmaceutical Products and Services	6,472,286	87%	10,028,576	134%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$6,472,286		$10,028,576

Sales and Marketing Expenses:
Biopharmaceutical Products and Services
Biovest	$105,723		$63,535
All other business units	—		—

Total Biopharmaceutical Products and Services	105,723	1%	63,535	1%
Specialty Pharmaceuticals	3,373,869	332%	4,372,551	147%

Total Sales and Marketing Expenses	$3,479,592		$4,436,086

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the six months ended March 31, 2008 were $7.5 million, or no change from the six months ended March 31, 2007.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the six months ended March 31, 2008 was $2.4 million, or 32% of segment net sales, compared to $2.5 million, or 33% of segment net sales, during the six months ended March 31, 2007.

Research and Development Expenses. Our research and development costs were $6.5 million for the six months ended March 31, 2008; a decrease of $3.6 million, or 35%, over the six months ended March 31, 2007. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. The Biovest decrease of $4.0 million was offset by an increase of $0.4 million in SinuNase research and development expense due to the continuing Phase III clinical trials during the six months ended March 31, 2008.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the six months ended March 31, 2008, including net sales to related parties, were $1.0 million, a decrease of $2.0 million, or 66%, from the six months ended March 31, 2007. This decrease was primarily attributable to the divestitures of our Histex and Xodol product lines, the discontinuance of our Respi~TANN G product due to an FDA mandate, and product returns and rebates.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the six months ended March 31, 2008 was $0.8 million, or 78% of net sales, compared to $0.5 million, or 18% of net sales, during the six months ended March 31, 2007. The increase was primarily due to the creation of reserves of $0.2 million for the Respi~TANN G products and higher product returns in the prior period, offset by lower sales.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the six months ended March 31, 2008 or 2007.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $3.4 million in the six months ended March 31, 2008; a decrease of $1.0 million, or 23%, over the six months ended March 31, 2007. This decrease was primarily due to a reduction in sales related personnel due to divesture of Histex and Xodol as well as reduced sample and market development costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

At March 31, 2008, our cash, cash equivalents and current restricted cash totaled $2.4 million. Excluding restricted cash, our cash and cash equivalents were $1.5 million at March 31, 2008 compared with $1.6 million at September 30, 2007. Restricted cash for March 31, 2008 was $0.9 million held in escrow for payment of principal and interest coming due in the third quarter of fiscal 2008, and to be used for Biovest operations.

We are in active negotiations to restructure or refinance its debt instruments including those which mature in fiscal year 2008. These debt instruments include approximately $9.6 million due to Laurus which matured on April 29, 2008 and, based on an ongoing oral understanding with Laurus, has not been paid pending discussions between the Company and Laurus regarding the manner and timing of repayment. Additionally, we owe approximately $4.0 million to Southwest which matures on June 30, 2008. We anticipate extending or potentially restructuring. Our majority owned subsidiary, Biovest, owes the Valens Funds, an affiliate of Laurus approximately $8.5 million which matures on June 10, 2008 and Pulaski approximately $1.1 million which matures on June 30, 2008. Biovest plans to repay these obligations at maturity from an anticipated potential financing. Further, we anticipate that unless otherwise refinanced its principal payment obligations under the convertible debentures issued in September 2006 and February 2007 will be largely satisfied without cash payments through redemptions of principal paid with its common stock as permitted by these debt instruments.

We expect to finance its foreseeable cash requirements through public or private equity offerings and debt financings. Additionally, we are seeking a collaboration and license arrangements for each of its three product candidates, SinuNase, Revimmune and BiovaxID which are in, or in the instance of Revimmune is entering, Phase 3 clinical trials. We believe that our efforts may benefit from the planned unblinding of the BiovaxID Phase 3 clinical trial results which is expected in or around August 2008. Additionally, if adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, BiovaxID or Revimmune, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at this time. We cannot be certain that additional funding will be available on acceptable terms, or at all.

Debt Financing

As of March 31, 2008, our long-term debt and notes payable, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $64.3 million. We currently have credit facilities with various lenders, including as listed in the following table and discussed individually in detail below:

Instrument	Carrying Value at March 31, 2008	Principal Amount Due at March 31, 2008	Balance Sheet Classification
Credit Facility with Laurus:
Convertible amortizing term note	$2,754,833	$2,903,227	Long-term debt
Secured revolving note	7,147,790	7,150,543	Lines of credit
Credit Facility with Laurus – Biovest	7,310,906	7,150,543	Long-term debt
Loans from Pulaski	1,160,826	1,181,250	Notes payable
Credit Facility with Southwest	4,000,000	4,000,000	Lines of credit
Private Placement of Debentures
September 2006 Convertible Debentures	11,861,102	10,216,403	Long-term debt
February 2007 Convertible Debentures	11,550,338	21,103,776	Long-term debt
Credit Facilities with Valens Offshore – Biovest	3,855,000	3,855,000	Long-term debt/Notes payable
Credit Facilities with Valens US – Biovest	5,145,000	5,145,000	Long-term debt/Notes payable
Other Notes Payable	677,037	677,037	Notes payable
Other Notes Payable – Related Party	388,799	571,616	Notes payable
Other Long-term Debt	183,378	571,616	Long-term debt

Carrying values and principal amounts due does not include accrued interest in the table above.

Credit Facility with Laurus Master Fund, Ltd. On April 29, 2005, we entered into a credit facility with Laurus. As of December 31, 2007, a total of $3.8 million in principal amount was outstanding under the term loan portion of the credit facility, while $7.0 million in principal amount was outstanding under the revolving loan portion of the credit facility. Laurus Term Loan payments were approximately $1.6 million for the six months ended March 31, 2008. The Laurus line of credit balance decreased approximately $0.9 million for the six months ended March 31, 2008.

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

The amended and restated secured convertible term note was due April 29, 2008, in equal monthly payments of principal and interest of $0.3 million. The secured revolving note and amended and restated secured convertible minimum borrowing note were due on April 29, 2008 with all accrued but unpaid interest payable monthly. We have the right to redeem the notes (other than the secured revolving note) at any time at a redemption price equal to 130% of the principal amount of the note plus all accrued but unpaid interest, subject to the right of Laurus to convert the note prior to a redemption. The secured revolving note may be prepaid at any time without penalty. On any date on which a payment is due under the amended and restated convertible term note, Laurus is required to convert the monthly payment amount into shares of common stock so long as and to the extent that (i) there is an effective current registration statement in place covering the resale of all of the shares of our common stock issuable to Laurus pursuant to the credit facility, (ii) the average closing price of our common stock for the five trading days immediately preceding the payment date is greater than 125% of the note conversion price, and (iii) the number of shares of common stock to be issued as payment does not exceed 25% of the aggregate dollar trading volume of our common stock during the 22 immediately preceding trading days. Under the amended and restated secured convertible term note and amended and restated secured convertible minimum borrowing note, Laurus is required to convert such note into a number of shares of our common stock equal to 20% of the aggregate trading volume of our common stock during the five immediately trading days at the conversion price provided that (i) there is an effective current registration statement in place covering the resale of all for the shares of our common stock issuable to Laurus pursuant to the credit facility, (ii) the average closing price of our common stock for the five trading days immediately preceding the conversion date is greater than 125% of the note conversion price, and (iii) the amount of the conversion does not exceed 20% of the aggregate dollar trading volume of our common stock during the 20 immediately preceding trading days.

The Laurus notes are secured by a first priority security interest in all of our tangible and intangible assets and our Analytica and Accentia Pharmaceuticals subsidiaries (including the stock of their respective subsidiaries). The notes are also secured by certain publicly traded securities owned by the Francis E. O’Donnell Jr. Irrevocable Trust #1.

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

Based on an ongoing oral understanding with Laurus, we have not paid the balances due at maturity. Discussions between us and Laurus regarding the manner and timing of repayment are pending.

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

•

Under otherwise agreed by Laurus is expected to authorize disbursements from the Restricted Account as the Company is able to secure additional working capital financing, including without limitation through financings involving NMTC in the amounts and of the type more particularly described in the Transaction documents. On April 28, 2006, $2.5 million was released from the restricted account as part of a financing transaction involving NMTC.

•

Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in calendar 2007. Biovest did not commence making such payments when originally due and reached an understanding that such payments would not commence while Biovest sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 (the “Letter Agreement”). Biovest closed a short-term borrowing of $750,000 from Pulaski Bank and this Letter Agreement became effective on April 17, 2007. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from the Company to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note are deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million per month will commence. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent 3% of world-wide net sales of AutovaxID instruments for a period of five years commencing on the earlier of May 31, 2007 or the completion of a long term financing by Biovest. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate a minimum of $8.0 million. The balance (if any), less actual royalties paid, are due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

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

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, Biovest and Biovest’s parent company, Accentia formed Biolender as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Accentia used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two officers of Accentia. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by Accentia for a $6.0 million cash payment which equaled the market price of $0.60 per share. Accentia used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with Accentia whereby Biovest purchased Accentia’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to Accentia ten million shares of common stock, representing the negotiated value of the purchased interest.

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99.99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of Biovest’s common stock near the maturity date.

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

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make Qualified Low-Income Community Investments (“QLICI”), and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. Biovest also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of Biovest’s common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. Accentia also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of Accentia’s common stock over a period of seven years at a fixed price of $9.00.

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to Biovest pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and described further below, $1.6 million was issued as a dividend to Biovest, to be used by Biovest to make principal payment on its outstanding demand notes to Accentia, and $1.3 million was paid to Biovest for BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4M in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Furthermore, upon maturity, the Fund will have paid approximately $11.9M in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4M in principal and interest payments received less $11.9M in principal and interest paid less approximately $400,000 in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity (approximately $100,000) of both notes would be less than the $180,000 US Bancorp would receive upon exercise of their put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Other salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, Biovest is required to treat the advance as unrestricted and non-segregated funds provided that Biovest uses the funds to make all required lease payments. Finally, Biovax also hired all of Biovest’s employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Biovest, Accentia and certain officers and directors of Biovest and Accentia entered into a guarantee arrangement with the CDE for the debt service of Biovax. Biovest has guaranteed 100% of the debt service while the officers and directors of Biovest and Accentia have guaranteed up to $6.0 million of the debt service. In addition, Accentia has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $108,000 paid directly by Biovest and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which Biovest has a variable interest and involved in structuring this transaction (the Fund and the CDE) were recorded as a reduction to non-controlling interests in variable interest entities on Biovest’s consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax.

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

On December 8, 2006, Accentia loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, payable upon demand of Accentia. Biovest paid to Accentia $1.1 million upon the closing of the Transaction. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying March 31, 2008 consolidated balance sheet.

In contemplation of Transaction II, Biovest formed Biolender II as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note, which together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest of $5.6 million in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

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

St. Louis New Market Tax Credit Fund II, LLC is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in the CDE. St. Louis New Market Tax Credit Fund II, LLC, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million Subordinated Promissory Note dated as of December 8, 2006 and described in more detail below.

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

The CDE Loan has a principal amount of $7.7 million and matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE Loan. Interest on the outstanding principal amount of the CDE Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis commencing on January 2, 2007 and continuing until maturity. The CDE Loan is guaranteed by Biovest.

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

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent (50%) of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by

Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent (50%) of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent (5%) of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent (80%) or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi) AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of St. Louis New Market Tax Credit Fund II, LLC; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of St. Louis New Market Tax Credit Fund II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

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

Biovest and certain officers and directors of Biovest and Accentia have entered into guarantee arrangements with St. Louis New Markets Tax Credit Fund II, LLC for the debt service of AutovaxID. Biovest issued warrants to purchase 2.6 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

Various legal, accounting, and professional fees of $433,000 paid directly by Biovest and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which Biovest has a variable interest (St. Louis New Market Tax Credit Fund II, LLC and Leverage Fund) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on Biovest’s consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by AutovaxID Investment, LLC and payable to Biolender II.

Loans from Pulaski Bank. On January 16, 2007, Biovest closed an amended and restated loan transaction (the “Loan”) with Pulaski, pursuant to which Pulaski loaned the sum of $1 million to Biovest pursuant to an unsecured Promissory Note (the “Note”). The maturity date of this Note (pursuant to an extension) is June 30, 2008. Biovest issued warrants to purchase 25,000 shares of Biovest’s common stock as a loan origination fee. The Note is guaranteed by entities and individuals affiliated with the Company or Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 1,388,636 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on January 15, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants. The Note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus.

On March 22, 2007, Biovest entered into a short term financing transaction (the “Loan”) with Pulaski, pursuant to which Pulaski agreed to loan up to $750,000 to Biovest pursuant to an unsecured Promissory Note (the “Note). The Note as extended, with interest at the rate of the prime rate minus .05% (7.75% per annum initially) became due on May 21, 2007. On May 3, 2007, Biovest entered into a renewal of the Note, pursuant to which Pulaski and Biovest extending the maturity date of the Note from April 22, 2007 to May 21, 2007. In consideration of this extension, Biovest paid additional closing fees relating to the loan transaction. The Note’s maturity date subsequently been extended to June 30, 2008. The Note is guaranteed by entities and individuals affiliated with Biovest. Biovest has entered into Indemnification Agreements with each of the guarantors. Biovest issued to the guarantors warrants to purchase an aggregate total of 409,090 shares of Biovest’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Guarantor Warrants”). The Guarantor Warrants will expire on March 21, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants. Under the terms of the Note, $18,750 out of the gross proceeds of the Initial Borrowing was paid to Pulaski to cover closing fees relating to the transaction. The Company issued to Pulaski a warrant (the “Pulaski Warrant”) to purchase up to 25,000 shares of the Company’s Common Stock, par value $0.01 per share, at an exercise price of $1.10 per share. The Pulaski Warrant will expire on March 21, 2012. Under the terms of the Pulaski Warrant, Pulaski shall have piggy-back registration rights for the shares underlying the Warrant. On February 14, 2008, Biovest paid $750,000 to Pulaski to reduce the outstanding principal balance on the two Pulaski Notes, and restated Notes were executed, resulting in the current aggregate principal balance of $1,050,000.

Line of Credit with Hopkins Capital Group II, LLC. In June 2005, we borrowed an aggregate of $0.6 million in the form of a bridge loan from HCGII. Francis E. O’Donnell, Jr., M.D., our Chief Executive Officer and Chairman, is the sole member of HCGII, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of HCGII. The June 2005 bridge loan was evidenced by an unsecured interest-free promissory note that was due on the earlier of August 31, 2005 or the closing of this offering. A total of $0.6 million in principal was outstanding under this bridge loan as of June 30, 2005, and from July 1, 2005 through August 16, 2005, additional advances in the amount of $3.6 million were made by HCGII under this loan.

In August 2005, we consolidated these borrowings into a new bridge loan agreement with HCGII that provided for the Company to have aggregate borrowing availability of up to $7.5 million in principal amount at an interest rate of 4.25% per annum (the “Line of Credit”). In connection with this agreement, the $4.2 million advanced under the previous HCGII bridge loans was converted into an obligation under the Line of Credit. The Line of Credit (including all accrued interest) will become due upon the earlier of December 31, 2008 or the completion by our company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). We may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the Line of Credit becomes due or on which we desire to prepay the loan, we must not be in default under our credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the Line of Credit will not become due and cannot be paid until the first day on which both of these conditions are satisfied. Currently, the amount due Laurus under the Laurus credit facility exceeds $2.5 million.

Under the August 2005 Line of Credit with HCGII, the Company has borrowed $1.7 million as of September 30, 2007 and subsequent to this date has made payments to HCGII of $.7 million. As of December 31, 2007, we have the right to borrow up to $6.5 million in the aggregate upon ten days’ prior written notice to HCGII. Provided, however, that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance or with the consent of Laurus. Loan under the Line of Credit is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until December 31, 2008, the maturity date of the loan. The HCGII Line of Credit is subordinate to the Laurus credit facility and the McKesson loans, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

On May 15, 2006, HCGII elected to convert $3.3 million of outstanding principal and interest into 412,892 shares at $8.00 per share which was an approximate 40% premium over the market price at conversion. During the six months ended March 31, 2008, the outstanding balance was paid by the Company in cash along with accrued interest.

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Southwest. In March of 2006 we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (shareholders of our Company). As of March 31, 2008, all of the $4.0 million credit facility had been drawn and was outstanding.

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

Private Placement of Convertible Debentures

September 2006 Private Placement

The September 2006 private placement of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (“September 2006 Debentures”) resulted in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction.

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

Beginning October 1, 2007, and on the 1st of each month thereafter, we were required to redeem 1/37th of the face value of the September 2006 Debentures in cash or, at our election, with shares of our common stock, shares of Biovest common stock held by us, or a combination thereof. On October 31, 2007, we and holders of 84% of the September 2006 Debentures agreed to defer required monthly redemption payments under the September 2006 Debentures from November 1, 2007 through May 1, 2008 and to allow any unconverted balance of those amounts to be redeemed on the Maturity Date of the September Debentures.

As a part of the September 2006 Debentures, we issued warrants to the purchasers of the September 2006 Debentures giving them the right to purchase up to an aggregate of 3,136,201 shares of our common stock at an exercise price of $2.75 per share, provided that such warrants may be alternatively exercised for shares of Biovest common stock held by us at an exercise price of $1.10 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like.

February 2007 Private Placement

The February 2007 private placement of $24.7 million in principal amount of 8% Secured Convertible Debentures is due four years from the date of issuance (the “February 2007 Debentures”).

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

As a part of the February 2007 Debentures, we issued warrants to the purchasers of the February 2007 Debentures initially giving them the right to purchase up to an aggregate of 2.2 million shares of our common stock at an exercise price of $2.94 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of our common stock at an exercise price of $2.67 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “February 2007 Warrants”).

In connection with the February 2007 Debentures, we entered into a Registration Rights Agreement under which we filed a registration statement with the SEC covering the resale of the shares of our common stock issuable pursuant to the February 2007 Debentures and Short Term Warrants. The registration statement was declared effective on July 17, 2007. Included in the registration statement are short term warrants which were to expire on September 15, 2007; however, they were extended through October 19, 2007. On October 19, 2007, the Company engaged in an effort to have the holders exercise, the short-term warrants in connection with the February 2007 Debentures. The “Short-Term Warrants” which, as amended, expired on October 19, 2007.

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

Credit Facilities with the Valens Funds

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

On December 10, 2007, Biovest completed a financing transaction with the Valens Funds, both of which are subsidiary companies of Laurus, pursuant to which the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted royalty interests in the worldwide net commercial sales of the Biovest’s biologic products. The notes are non-amortizing, bear interest at prime plus 2.0%, with a minimum interest rate of 11% and are payable in a single payment of principal and accrued interest on June 5, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of Biovest and its subsidiaries and are guaranteed by Biovest and its subsidiaries. Proceeds of the notes, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and will be released to Biovest based upon an agreed schedule. These notes also contain a default put option whereby upon an event of default Biovest would be required to pay to the Valens Funds a default payment of 130% of the outstanding principal, interest and fees due. Biovest has concluded that this feature constitutes a derivative liability that requires accounting recognition at fair value. Biovest has utilized a probability-based, discounted cash flow approach to value the put.

Cash Flows for the Six Months Ended March 31, 2008

For the six months ended March 31, 2008, we used $16.0 million in cash to fund our operating activities of which $5.8 million was Biovest’s use for operating activities. The use for operating activities included a net loss of $33.0 million, $3.5 million used to reduce accounts payable, $0.6 million return of customer deposits, $0.5 million unbilled revenues and unearned revenue, and $0.1 increase in prepaid expenses. This was offset by sources of cash of, $1.5 million accounts receivable, $0.6 million inventories, and $0.1 million other assets.

This use of cash was offset by non-cash increases of approximately $19.5 million related to $4.0 million accretion of debt discounts, $0.3 million accretion of royalty liability, $2.0 million for change in fair market value of convertible debentures, $2.6 million of stock-based compensation, $8.3 million accretion of capitalized finance costs, $0.8 million issuance of common stock for services, $0.6 million amortization, $0.4 million of depreciation and $1.8 million in loss on extinguish of debt, offset by a $1.1 million derivative gain, and a $0.2 million gain in non-cash earnings from variable interest entities.

We had net cash inflow from investing activities of $1.4 million for the six months ended March 31, 2008, primarily consisting of $1.6 million in the release of restricted cash, offset by $0.2 million to acquire intangible assets.

We had net cash flows from financing activities of $14.5 million for the six months ended March 31, 2008. Proceeds from of sale of convertible preferred stock were $8.7 million, proceeds from notes payable were $8.6 million, proceeds from the exercise of stock warrants were $4.6 million, proceeds from notes payable, proceeds from notes payable, related party were $0.3 million, and from long-term debt of $0.5 million. This was offset by payments on notes payable and long-term debt of $4.2 million, net payments to the line of credit of $0.6 million, payments of deferred financing costs of $1.1 million, payments on line of credit, related party of $1.7 million, $0.5 million royalty payment, and payments to related party $0.2 million.

Our net working capital deficit at March 31, 2008 increased from September 30, 2007 by $15.2 million to $67.5 million, which was attributed largely to our year-to-date fiscal 2008 loss and increase in current maturities of long-term debt and notes payable.

Cash Flows for the Six Months Ended March 31, 2007

For the six months ended March 31, 2007, we used $21.9 million in cash to fund our operating activities of which $6.8 million was Biovest’s use for operating activities. This consisted primarily of a net loss of $38.7 million and a net decrease in working capital of $24.7 million primarily due from changes of $0.9 million accounts payable, $0.6 million prepaid expenses, $1.5 million net inventory, $1.7 million accrued expenses, $0.4 million in net unbilled receivables. This use of cash was offset by non-cash increases of approximately $20.7 million related to a $8.8 million loss on financing transaction, $6.9 million for change in fair market value of convertible debentures, $2.0 million to the issuance of common stock warrants and finance costs, $2.2 million of stock-based compensation, $1.2 million loss on sales of assets, $8.2 million derivative gain, $1.3 million accretion of debt discount, $0.5 million in amortization of intangibles, $0.3 million of depreciation.

We had net cash flows from investing activities of $2.8 million for the six months ended March 31, 2007, primarily consisting of $2.4 million proceeds from restricted cash, $4.8 million in proceeds from the sale of assets. This was offset by payments of $4.3 million in cash used to acquire product rights and other intangibles, and for improvements to our Worcester laboratory facility, computer equipment, and office improvement of $0.1 million.

We used net cash flows from financing activities of $19.4 million for the six months ended March 31, 2007. Proceeds from convertible debentures were $18.8 million. Proceeds of $2.4 million from a non-controlling investment in a variable interest entity.

Our net working capital at March 31, 2007 decrease from September 30, 2006 by $24.7 million to $45.0 million, which was attributed largely to our year-to-date fiscal 2007 loss and increase in current maturities of long-term debt.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of March 31, 2008. The long- and short-term debt is reflected as liabilities on our consolidated balance sheet as of March 31, 2008. Operating leases are accrued and paid on a monthly basis.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$51,610	$11,047	$8,508	$—	$71,165
Employment agreements	1,638	937	—	—	2,575
Operating lease agreements	2,343	2,987	406	—	5,736
Milestone payments	—	250	—	—	250

	$55,591	$15,221	$8,914	$—	$79,726

(a)	Includes interest on long-term debt.

The above table does not include any additional amounts that we may be required to pay under license or distribution agreements upon the achievement of scientific, regulatory, and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of drug approval applications to the FDA and approval of such applications. While we cannot predict when and if such events will occur, depending on the successful achievement of such scientific, regulatory and commercial milestones, we may owe up to $8.0 million in fiscal year 2009.

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

During the six months ended March 31, 2008, we made no milestone payments.

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, such controls.

Part II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company’s subsidiary, Analytica is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims alleging that he is owed contractual bonus and other compensation and seeking damages for wrongful termination against Analytica, the Company and an officer of the Company. We filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007, the Court granted our motion and dismissed defendant’s counterclaims against our officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. The defendant refiled an Amended Counterclaim in July 2007, and we have filed a motion seeking to dismiss virtually all claims in the Amended Counterclaim and argument on this motion is scheduled for May 2008. We have indicated that we plan to pursue our affirmative claims in this matter vigorously and will assert all available defenses against the counterclaims, which we believe are without merit.

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

We have announced that the analysis of the unblinded primary endpoint datas from the Phase 3 clinical trial of SinuNase failed to achieve statistical significance as to its primary endpoint.

On March 24, 2008 we announced that the analysis of the unblinded primary endpoint data available to us at that date from the Company’s Phase 3 clinical trial evaluating the Company’s intranasal antifungal lavage, SinuNase™ (topical amphotericin B 0.01% suspension) did not show the required level of statistical significance when comparing the SinuNase arm to the control arm.

If we breach certain representations, warranties and covenants in the instruments governing our 2006, 2007 and 2008 financings or in the related agreements thereto, we may be subject to penalty fees and other repercussions, including acceleration of the outstanding principal amounts of these securities.

In each of our 2006, 2007 and 2008 financings, we made several representations, warranties and covenants to the investors in these offerings. In the event we breach any of these representations, warranties or covenants, certain monetary or other penalties may be imposed on us. In some cases, the investors may be permitted to accelerate the principal amounts owed under these securities. An event of default under one of the financings may in certain circumstances result in an event of default under the instruments issued in one or more of the other financings. Such an occurrence would substantially harm our financial viability and our ability to continue as a business.

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

Our majority owned subsidiary Biovest received a report from its independent registered public accounting firm on Biovest’s consolidated financial statements for its fiscal years ended September 30, 2007 and 2006 in which its auditors have included explanatory paragraphs indicating that Biovest’s significant net losses and working capital deficiency cause substantial doubt about Biovest’s ability to continue as a going concern. As of March 31, 2008, Biovest had cash of $1.0 million, of which $0.4 million was restricted (Note 4). Under the terms of certain agreements, the Company is prohibited from providing any further loans to or investments in to Biovest. Accordingly, Biovest will need to raise substantial additional capital from sources other than the Company in the near future in order to continue the clinical trials for BiovaxID and continue its operations. Biovest is currently seeking additional financing from a number of sources, including the sale of Biovest equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of Biovest’s vaccine. Biovest management is currently in the process of exploring various financing alternatives, and has hired investment consultants to assist in these efforts. If our Biovest subsidiary raises funds through the issuance of equity securities, our equity interest in Biovest could be substantially diminished. In addition, if Biovest raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available to Biovest on acceptable terms, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 14, 2008, the Company entered into an understanding with Rocke McClean Sbar, P.A. (“Rocke”), whereby the Company agreed to issue to Rocke and Rocke agreed to accept a total of 6,094 shares of the Company’s common stock in full payment of outstanding invoices

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2008, the Company held its Annual Meeting of Shareholders.

The shareholders elected Class III Directors Steven R. Arikian and William S. Poole to hold office until the Company’s 2011 Annual Meeting or until their successors are duly elected and qualified. All other Directors shall continue to hold office until the end of their terms.

In addition to the election of Directors (Proposal No. 1), the Shareholders ratified the adoption of the Company’s 2008 Equity Incentive Plan (Proposal No. 2) and ratified that the Company may issue more than 19.99% of the Company’s common shares outstanding on January 18, 2008 pursuant to the provisions of the Securities Purchase Agreement dated January 18, 2008 (Proposal No. 3).

Proposal No. 1 Election of Directors

	For	% Voted For	Withheld	% Voted Withheld
Steven R. Arikian	31,168,469	99.28%	231,163	0.07%
John P. Dubinsky	31,162,157	99.26%	231,475	0.07%

Proposal No. 2 Ratify the Adoption of the 2008 Equity Incentive Plan

	For	Against	Abstain	BNV
Total Shares Voted	18,362,878	1,588,261	76,840

Proposal No. 3 Ratify that the Company may issue more than 19.99% of the Company’s common shares outstanding on January 18, 2008 pursuant to the provisions of the Securities Purchase Agreement dated January 18, 2008.

	For	Against	Abstain	BNV
Total Shares Voted	18,362,878	1,588,261	76,840

ITEM 5.	OTHER INFORMATION

On April 15, 2008, the Company received notice from The NASDAQ Stock Market, notifying the Company that it is not in compliance with NASDAQ Rule 4450(b)(1)(A), which requires a listed security to maintain a minimum $50 million market capitalization for continued trading on the NASDAQ Global Market. In order to comply with this listing requirement, Accentia needed to maintain a minimum $50 million market value for at least 10 consecutive business days before May 15, 2008. To resolve this matter, the Company has filed an application to transfer the listing of the Company’s common stock from the NASDAQ Global Market to the NASDAQ Capital Market. The Company filed the application on May 14, 2008 and expects to maintain its current NASDAQ Global Market status pending completion of the transfer application.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q

Number	Description of Document
10.1	February 14, 2008 Agreement between the Company and Rocke, McLean & Sbar, P.A.

10.2	Amendment to Sublicense Agreement between Revimmune, LLC and the Company dated April 18, 2008

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ACCENTIA BIOPHARMCEUTICALS, INC. (Registrant)

Date: May 16, 2008	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chief Executive Officer; Chairman of the Board; Director
(Principal Executive Officer)

Date: May 16, 2008	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer; Director
(Principal Financial Officer and Principal Accounting Officer)