Form 10-Q
period 2008-06-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2008-08-14
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51383

ACCENTIA BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Florida	04-3639490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

324 South Hyde Park Ave., Suite 350, Tampa, Florida 33606

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

As of July 31, 2008, there were 50,334,128 shares of the registrant’s Common Stock outstanding.

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,465,574	$1,623,140
Cash, restricted (Note 4)	—	2,503,330
Accounts receivable, trade
Net of allowance for doubtful accounts of $274,256 at June 30, 2008 and $542,864 at September 30, 2007	2,241,132	3,637,633
Inventories (Note 5)	768,631	1,497,584
Unbilled receivables	2,185,942	1,806,584
Deferred finance costs	1,187,568	1,196,000
Prepaid expenses and other current assets	866,342	892,026

Total current assets	11,715,189	13,156,297

Goodwill	1,193,437	1,193,437
Intangible assets (Note 6)	14,113,881	14,716,072
Furniture, equipment and leasehold improvements, net	1,261,720	1,761,289
Deferred finance costs, less current portion	1,967,584	1,763,815
Other assets	347,270	455,597

	$30,599,081	$33,046,507

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt (Note 9):
Convertible debenture	$5,341,206	$—
Hybrid financial instrument at fair value	7,519,360	7,662,925
Other long-term debt	16,578,261	8,195,132
Lines of credit (Note 7):
Related party	—	1,705,000
Other	4,000,000	12,030,768
Accounts payable (including related party balances of $5,062,463 and $1,553,460 at June 30, 2008 and September 30, 2007, respectively)	9,044,847	13,202,241
Accrued expenses (including related party balances of $55,000 and $169,658 at June 30,2008 and September 30, 2007 respectively)	6,110,772	6,750,086
Unearned revenues	1,645,891	1,456,700
Dividends payable	479,452	479,452
Notes payable (Note 8)	10,362,659	2,399,851
Notes payable, related parties (Note 12)	491,426	168,412
Royalty liability (Note 10)	66,101	491,987
Customer deposits	429,981	878,781
Derivative liabilities (Note 11)	33,212,516	10,814,252

Total current liabilities	95,282,472	66,235,587
Long-term debt, net of current maturities (Note 9):
Convertible debenture	10,254,559	—
Hybrid financial instrument at fair value	3,058,944	6,152,492
Other long-term debt	87,439	13,877,455
Royalty liability, less current portion (Note 10)	4,938,392	4,604,509
Other liabilities, related party	2,246,154	2,299,546

Total liabilities	115,867,960	93,169,589

Non-controlling interest in variable interest entities (Note 19)	4,619,712	4,973,632

Series A-1 convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 8,729 and -0- shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively (Note 14)	366,521	—

Commitments and contingencies (Note 18)	—	—
Stockholders’ deficit:
Common Stock, $0.001 par value; 300,000,000 shares authorized; 47,695,888 and 39,588,900 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	47,696	39,589
Additional paid-in capital	192,336,713	172,449,173
Accumulated deficit	(282,639,521)	(237,585,476)

Total stockholders’ deficit	(90,255,112)	(65,096,714)

	$30,599,081	$33,046,507

See notes to condensed consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Sales:
Products	$678,822	$843,853	$3,311,421	$5,345,735
Services	2,281,203	2,917,036	8,146,086	8,854,681

Total net sales	2,960,025	3,760,889	11,457,507	14,200,416

Cost of sales:
Products	566,053	1,405,172	2,292,760	2,809,193
Services	820,139	885,716	2,285,326	2,519,162

Total cost of sales (exclusive of amortization of acquired product rights)	1,386,192	2,290,888	4,578,086	5,328,355

Gross margin	1,573,833	1,470,001	6,879,421	8,872,061

Operating expenses:
Research and development	1,174,791	3,796,810	4,684,532	12,401,409
Research and development, related party	376,111	1,350,856	3,338,656	2,774,833
Royalties	20,000	—	20,000	—
Sales and marketing	1,451,979	2,037,921	4,931,572	6,474,007
General and administrative	5,886,014	3,626,151	17,268,325	16,832,959
Impairment of intangible assets	—	3,275,230	—	3,275,230

Total operating expenses	8,908,895	14,086,968	30,243,085	41,758,438

Operating loss	(7,335,062)	(12,616,967)	(23,363,664)	(32,886,377)
Other income (expense):
Interest expense	(5,251,245)	(2,832,237)	(22,340,537)	(15,675,233)
Interest expense, net, related party	—	(11,393)	(5,669)	(34,179)
Loss on sale of assets	—	(18,413)	(4,238)	(1,199,738)
Derivative gain (Note 11)	793,767	40,249	1,850,829	8,216,986
Convertible debenture inducement loss	—	—	—	(4,547,503)
Loss on financing transaction (Note 12)	—	—	—	(8,780,712)
Loss on extinguishment of debt (Note 13)	—	(9,673,105)	(1,829,150)	(9,673,105)
Absorption of prior gains against minority interest	—	—	—	276,901
Other income (expense)	256,057	(5,229)	796,328	25,488

Loss before non-controlling interest in losses from variable interest entities and income taxes	(11,536,483)	(25,117,095)	(44,896,101)	(64,277,472)
Non-controlling interest in losses from variable interest entities (Note 19)	98,028	121,587	323,113	599,876

Loss before income taxes	(11,438,455)	(24,995,508)	(44,572,988)	(63,677,596)
Income taxes	—	—	—	—

Net Loss	$(11,438,455)	$(24,995,508)	$(44,572,988)	$(63,677,596)
Preferred stock dividend	(254,558)	—	(481,057)	—

Loss attributable to common shareholders	$(11,693,013)	$(24,995,508)	$(45,054,045)	$(63,677,596)

Weighted average shares outstanding, basic and diluted	46,376,302	35,216,419	43,895,074	33,246,892

Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share	$(0.25)	$(0.71)	$(1.03)	$(1.92)

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, October 1, 2007	39,588,900	$39,589	$172,449,173	$(237,585,476)	$(65,096,714)
Exercise of warrants for cash	1,738,328	1,738	4,639,598	—	4,641,336
Share-based compensation	—	—	4,485,772	—	4,485,772
Reclassification of capitalized finance cost to equity upon conversion of debentures (Note 9)	—	—	(515,029)	—	(515,029)
Reclassification of finance instruments from equity to derivative liabilities (Note 14)	—	—	(11,858,901)	—	(11,858,901)
Reclassification of capitalized finance costs previously charged against equity upon reset of preferred stock (Note 14)	—	—	193,781	—	193,781
Common stock of subsidiary issued for debt extension	—	—	440,000	—	440,000
Conversion of minimum borrowing note (Note 9)	120,000	120	320,280	—	320,400
Common stock issued for expenses	230,481	230	716,206	—	716,436
Common stock warrants issued for financing cost	—	—	9,650,034	—	9,650,034
Conversion of debentures and related accrued interest to common stock	6,018,179	6,019	9,359,304	—	9,365,323
Accretion of preferred stock discount (Note 14)	—	—	—	(366,521)	(366,521)
Issuance of preferred stock (beneficial conversion feature) (Note 14)	—	—	2,456,495	—	2,456,495
Deemed dividend on preferred stock (Note 14)	—	—	—	(114,536)	(114,536)
Net loss for the period	—	—	—	(44,572,988)	(44,572,988)

Balances, June 30, 2008	47,695,888	$47,696	$192,336,713	$(282,639,521)	$(90,255,112)

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ending June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(44,572,988)	$(63,677,596)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	4,238	1,199,738
Loss on financing transaction (Note 12)	—	8,780,712
Loss on extinguishment of debt (Note 13)	1,829,150	9,673,105
Convertible debenture inducement loss	—	4,547,503
Change in fair market value adjustment of convertible debentures (charged to interest expense)	2,130,202	3,069,889
Depreciation	565,740	418,460
Amortization	802,190	768,428
Share-based compensation	4,485,772	2,277,400
Accretion of capitalized finance costs	8,717,410	1,336,592
Accretion of debt discounts	6,984,982	3,440,637
Accretion of royalty liability	407,998	—
Derivative gain	(1,850,829)	(8,216,986)
Issuance of common stock warrants for finance costs	1,509,714	4,689,525
Issuance of common stock for expenses	808,286	—
Impairment of intangible assets	—	3,275,230
Non-controlling interest in non-cash earnings from variable interest entities	(323,113)	(599,876)
Other non-cash charges	—	(6,998)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,396,501	16,041
Inventories	728,953	(1,096,137)
Inventory deposits	—	84,800
Unbilled receivables	(379,358)	(612,418)
Prepaid expenses and other current assets	147,864	(514,074)
Other assets	108,326	(953,351)
Accounts payable	(4,188,203)	1,991,774
Accrued expenses	263,836	(1,932,966)
Unearned revenues	189,191	(422,896)
Customer deposits	(448,800)	201,297

Net cash flows from operating activities	(20,682,938)	(32,262,167)

Cash flows from investing activities:
Proceeds from sale of assets	17,713	4,816,643
Release of restricted cash, net	2,503,329	2,334,169
Acquisition of furniture, equipment, and leasehold improvements	(88,122)	(117,788)
Cash paid for acquisition of product rights and other intangibles	(200,000)	(5,475,300)

Net cash flows from investing activities	2,232,920	1,557,724

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ending June 30,
	2008	2007
Cash flows from financing activities:
Proceeds from sale of convertible, redeemable preferred stock	8,729,000	—
Payments on notes payable and long-term debt	(5,208,163)	(5,581,443)
Proceeds from the exercise of stock options	—	1,019,658
Proceeds from the exercise of stock warrants	4,641,336	—
Payment of financing costs	(1,557,787)	—
Proceeds from non-controlling investment in variable interest equity	—	2,400,000
Proceeds from notes payable	9,051,290	1,958,686
Proceeds from convertible debentures	7,595,057	18,800,001
Proceeds from notes payable, related party, net	1,334,423	—
Payments on line of credit, related party	(1,705,000)	—
Payments made to related party, net	(160,757)	(38,964)
Payment of royalty liability	(500,000)	—
Proceeds from long-term debt	612,192	—
Repayment of line of credit, net	(1,539,139)	(1,454,606)

Net cash flows from financing activities	21,292,452	17,103,332

Net change in cash and cash equivalents	$2,842,434	(13,601,111)

Cash and cash equivalents at beginning of period	1,623,140	15,391,799

Cash and cash equivalents at end of period	$4,465,574	$1,790,688

Supplemental cash flow information:
Cash paid for:
Interest	$3,110,341	$2,159,656
Income taxes	$—	$—
Supplemental disclosure of non-cash financing activity:
Conversions of convertible debentures and accrued interest to equity	9,365,323	$7,226,326
Reclassification of capitalized finance costs to equity upon conversions of debentures	515,029	—
Reclassification of finance instruments from equity to derivative liabilities	11,858,901	—
Common stock issued for accrued interest payable	—	1,169,362
Common stock warrants issued for capitalized finance costs	9,650,034	—
Stock options issued for accrued bonus payable	—	1,241,633
Conversion of minimum borrowing note (Note 9)	320,400	—
Common stock of subsidiary issued for debt extension	$440,000	$—

See notes to condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

1. Description of business and summary of significant accounting policies:

Accentia Biopharmaceuticals, Inc. and its subsidiaries (collectively referred to as the “Company” or “Accentia”) is a vertically integrated biopharmaceutical company focused on the development and commercialization of late-stage, targeted therapeutic clinical products. The Company has three products in or entering Phase 3 clinical trials, two of which have fast-track status. All three products modify the immune system to treat disease. The Company’s first such product candidate, SinuNase™, is being developed as a treatment for chronic sinusitis (CS) which the medical establishment also refers to as chronic rhinosinusitis (CRS), which is a chronic inflammatory condition of the paranasal sinuses that among others, results in nasal congestion, facial pain and pressure, nasal discharge, and headaches. SinuNase is an amphotericin B suspension that is self-administered into a patient’s nasal cavity for the treatment of CS. If approved by the FDA, we expect that SinuNase would be the first and only foreseeable pharmaceutical product indicated for the treatment of chronic sinusitis. In April 2005, the Company submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase. In December 2006, the Company commenced the initial Phase 3 clinical trial for SinuNase for patients who have recurrent CS whose disease severity has warranted surgical intervention for CS sometime in the past. The Company announced top-line unblinded results of the Phase 3 data relating to the primary endpoint in March 2008. The Company is continuing to analyze the unblinded results to determine the optimal course for future clinical development of SinuNase.

The Company’s second product candidate, BiovaxID®, under development by its majority-owned subsidiary, Biovest International Inc. (“Biovest”), a publicly held company in which we currently hold approximately 76% of the outstanding capital stock, is a patient-specific anti-cancer vaccine to treat follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. Biovest produces this vaccine by extracting a portion of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007, the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. In April 2008, the DMC reviewed the unblinded data from the study and recommended that the trial be halted and the data from the study be unblinded in August 2008 for submission to the FDA and worldwide regulatory authorities. In July 2008 Biovest announced unblinded results of the data then available from the Phase 3 trial indicating a statistically significant clinical benefit. Discussions are planned with FDA and its European counterpart, the EMEA, as to the process for conditional/accelerated approval process and the pathway to commercialization of BiovaxID.

The Company’s third product candidate, Revimmune™, is being developed as a treatment for multiple sclerosis (MS). MS is an autoimmune disease that affects the central nervous system (CNS). Revimmune therapy consists of approximately four consecutive days of in-patient or out-patient treatment with an ultra-high intensity, short-course of an intravenous formulation of an approved drug (cyclophosphamide). This treatment seeks to “reboot” a patient’s immune system, thereby eliminating the autoimmunity which is characteristic of MS. The “rebooting” process is achieved by temporarily eliminating peripheral immune cells, including the immune cells causing the autoimmunity, while selectively sparing the stem cells in the bone marrow. The surviving stem cells are able, typically within two-three weeks, to repopulate the body with a nascent immune system which lacks misdirected immunity to self-antigens. In July 2007, the Company filed a pre-IND submission with the FDA for the commencement of a Phase 3 clinical trial and conducted pre-IND meetings. The Company is preparing to file an IND, which it anticipates filing with the FDA anticipated by the end of calendar 2008. The Company believes that Revimmune may additionally have applications for the treatment of a variety of autoimmune diseases other than MS, including Systemic Lupus, Myasthenia Gravis and Aplastic Anemia.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

2. Significant accounting policies and consolidation policy:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The interim financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2007 included in the Company’s 2007 Form 10-K, filed with the SEC on December 28, 2007. The accompanying condensed unaudited balance sheet at September 30, 2007 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Consolidation policy:

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

Loss per common share:

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

The following table sets forth the calculations of basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)
Numerator:
Loss applicable to common stockholders	$(11,693,013)	$(24,995,508)	$(45,054,045)	$(63,677,596)

Denominator:
Weighted average shares—basic loss per share	46,376,302	35,216,419	43,895,074	33,246,892
Effect of dilutive securities	—	—	—	—

Weighted average shares for dilutive loss per share	46,376,302	35,216,419	43,895,074	33,246,892

Loss per share applicable to common stockholders, basic and diluted	$(0.25)	$(0.71)	$(1.03)	$(1.92)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

2. Significant accounting policies and consolidation policy (continued):

Loss per common share (continued):

The effect of common stock equivalents and common shares indexed to convertible debt and preferred securities are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows as of:

	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)
Options and warrants to purchase common stock	27,489,625	19,155,438
Convertible debt instruments	32,138,875	16,584,035
Convertible preferred stock	5,706,796	—

	65,335,296	35,739,473

Recent accounting pronouncements:

In September 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities, has been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently assessing the effect, if any, adoption of FAS 157 will have on the Company’s financial position and results of operations.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

2. Significant accounting policies and consolidation policy (continued):

Recent accounting pronouncements (continued):

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles . This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. The Company has not determined the impact on its financial statements of this accounting standard.

3. Liquidity and management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $44.6 million and used cash from operations of approximately $20.7 million during the nine months ended June 30, 2008, and has a working capital deficit of approximately $83.6 million at June 30, 2008. Net losses for Biovest, whose results are consolidated with the Company, were approximately $11.5 million, during the same nine month period. The Company’s registered independent public accounting firm indicated that there was substantial doubt about the Company’s ability to continue as a going concern in their report on the Company’s September 30, 2007 consolidated financial statements filed on form 10K.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

3. Liquidity and management’s plans (continued):

The Company has reached an agreement to extend and restructure its debt instruments totaling approximately $8.8 million due to Laurus Master Fund, Ltd. (“Laurus”) resulting in a single payment, now due December 31, 2008. Additionally, the Company reached an agreement to extend a $4.0 million note due to Southwest Bank of St. Louis, an M&I Bank (“Southwest”) to July 15, 2009. The Company’s majority owned subsidiary, Biovest, has also restructured and extended its debt. Biovest obligations owed to Laurus, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC. (collectively, the “Valens Funds”) which are affiliates of Laurus, in an aggregate amount of approximately $14.8 million have been extended to a single payment due on July 31, 2009. Biovest’s debt to Pulaski Bank and Trust (“Pulaski”) in the principal amount of approximately $1.1 million has been amended to mature on September 30, 2008. Biovest plans to repay these obligations at maturity from one or more anticipated potential financing or strategic partner licensing transactions. Further, the Company anticipates that, unless otherwise refinanced, its principal payment obligations under the convertible debentures issued in September 2006, February 2007 and June 2008 will be largely satisfied without cash payments through redemptions of principal paid with its common stock as permitted by these debt instruments.

The Company expects to finance its foreseeable cash requirements through cash on hand, cash generated from operations, public or private equity offerings and debt financings. Additionally, the Company is seeking collaboration and license arrangements for each of its three product candidates, SinuNase, BiovaxID, and Revimmune. If adequate funds are not available from the foregoing sources, the Company may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of SinuNase, BiovaxID or Revimmune. The Company cannot be certain that additional funding, which will be required in the near term, will be available on acceptable terms, or at all. The Company’s inability to obtain required funding will have a material adverse effect on one or more of its research or development programs or curtail some of its commercialization efforts.

4. Restricted Cash:

Pursuant to certain long-term debt and lines of credit agreements, the following cash balances were held in escrow as of June 30, 2008 and September 30, 2007:

	June 30, 2008 (Unaudited)	September 30, 2007
Funds from convertible debentures held to pay down certain Laurus debt	$—	$2,503,330

5. Inventories:

Inventories consist of the following:

	June 30, 2008 (Unaudited)	September 30, 2007
Pharmaceutical products held for sale, net of allowances for obsolescence of $0.9 million and $0.6 million, respectively	$142,813	$765,443
Finished goods	163,847	205,637
Work-in-process	156,846	311,302
Raw materials	305,125	215,202

	$768,631	$1,497,584

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

6. Intangible assets:

Intangible assets consist of the following:

	June 30, 2008 (Unaudited)	September 30, 2007	Weighted Average Amortization Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433
Purchased customer relationships	225,137	225,137

	1,401,570	1,401,570

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	1,043,813	1,043,813	9.5 years
Product rights	15,164,018	14,964,018	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,527	7.5 years

	19,069,646	18,869,646
Less accumulated amortization	(6,357,335)	(5,555,144)

	12,712,311	13,314,502

Total intangible assets	$14,113,881	$14,716,072

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

7. Lines of credit:

Lines of credit consist of the following:

	June 30, 2008 (Unaudited)	September 30, 2007
Related Party:
Line of credit bridge note (“Line of Credit”) from an entity owned by an officer and major stockholder of the Company, interest at 4.25%, matures December 31, 2008 unsecured, maturing under certain conditions, as defined(a)(b)	$—	$1,705,000
Other:
Secured revolving note, due to Laurus, interest at prime plus 2%, minimum 10.0%; matured and repaid April 2008	—	8,030,768
Revolving credit agreement, interest at prime rate (5.00% at June 30, 2008); matures June 30, 2008; secured by Company’s accounts receivable and guarantee of major stockholder	4,000,000	4,000,000

	$4,000,000	$13,735,768

(a)	The line of credit provides the Company with borrowing capacity of up to $7.5 million. On December 27, 2007, the Company issued 175,000 warrants with a fair value of $0.3 million to Hopkins Capital Group II, LLC (“HCGII”) in consideration for previous extensions and continued availability. The $0.3 million will be recognized as interest expense over the extension period. See Note 12.
(b)	Francis E. O’Donnell, M.D., the Company’s Chief Executive Officer and Chairman, is the sole manager of HCGII and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of HCGII.

Weighted average interest rate on all short-term borrowings aggregated 5.00%, and 8.5% at June 30, 2008 and September 30, 2007, respectively.

8. Notes payable:

Notes payable consists of the following:

	June 30, 2008 (unaudited)	September 30, 2007
Pulaski Bank and Trust Company, prime rate (5% at June 30, 2008), due September 2008 (a)	$1,050,000	$1,884,173
Southwest Bank of St. Louis, an M&I Bank, prime rate plus 1% (6% at June 30, 2008), due July 2009	200,129	203,799
The Valens Funds – December 2007 note (b)	8,557,138	—
Other	555,392	311,879

	$10,362,659	$2,399,851

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

8. Notes payable (continued):

(a)	Pulaski Bank and Trust

Effective as of December 31, 2007, Biovest and Pulaski extended the maturity date of the outstanding notes dated January 17, 2007 and March 22, 2007, in the respective amounts of $1,000,000 and the $750,000 to June 30, 2008. On February 14, 2008, Biovest reduced the outstanding aggregate loan amounts through a payment of $750,000 to Pulaski, $700,000 of which was applied toward principal, with the remaining $50,000 to be applied against future interest payments as they become due.

Effective as of June 30, 2008, Biovest again extended the maturity of the outstanding notes with Pulaski to September 30, 2008. The terms of this extension require that (a) Biovest reduce the aggregate principal amount of the notes through a payment of $50,000 to Pulaski, due by August 29, 2008 and (b) Biovest issue to Pulaski 50,000 shares of Biovest’s common stock as consideration for the extension fees due. The 50,000 shares of common stock shares were issued to Pulaski on July 29, 2008.

Biovest applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendments. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of terms to the notes to Pulaski in addition to the issuance of 400,000 shares of common stock valued at $1.10 per share constituted a substantial modification of terms and thus treated the extension as an extinguishment of debt. Biovest incurred a $383,895 loss on extinguishment of debt as a result of these transactions for the nine months ended June 30, 2008.

(b)	The Valens Funds:

On December 10, 2007, Biovest completed a financing transaction with Valens U.S. SPV I, LLC (“Valens US”) and Valens Offshore SPV II, Corp. (“Valens Offshore”) (collectively, the “Valens Funds”), which are affiliates of Laurus Master Fund, Ltd. (“Laurus”), pursuant to which the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $8,500,000 and entered into two royalty agreements whereby the Valens Funds have been granted royalty interests in the worldwide net commercial sales of the Biovest’s biologic products. The notes are non-amortizing, bear interest at prime plus 2.0%, with a minimum interest rate of 11% and were payable in a single payment of principal and accrued interest on June 10, 2008. The obligations pursuant to the Notes are secured by a lien against all assets of Biovest and its subsidiaries and are guaranteed by Biovest and its subsidiaries. These notes also contained a default put option whereby upon an event of default Biovest would be required to pay to the Valens Funds a default payment of 130% of the outstanding principal, interest and fees due. Biovest has concluded that this feature constitutes a derivative liability that requires accounting recognition at fair value. Biovest has utilized a probability-based, discounted cash flow approach to value the put. (See Note 11).

Effective as of May 30, 2008, Biovest entered into an agreement with Laurus and the Valens Funds, whereby, the Valens Funds agreed to extend the maturity date of their Secured Promissory Notes from Biovest dated December 10, 2007 (the “Notes”) from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, Biovest entered into an amendment to the existing royalty agreements with the Valens Funds (the “Royalty Amendment”) whereby the royalty percentage due to the Valens Funds on sales of Biovest’s biologic products including BiovaxID was increased from 9.0% to 15.5%. Biovest determined the above modification was within the scope EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments”. Biovest concluded that the modification of terms did not constitute a substantial modification and thus no extinguishment of debt occurred. Accordingly, Biovest continues to reflect the debt at the carrying value of the original instrument ($8.5 million) as of June 30, 2008. Biovest’s debt to the Valens Funds has been amended and the maturity dates of the secured promissory notes to the Valens Funds have been extended through July 31, 2009 (see Note 21, “Subsequent Events”).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Long-term debt:

Long-term debt consists of the following:

	June 30, 2008 (unaudited)	September 30, 2007
Convertible debentures – September 2006 (hybrid financial instrument), at fair value, face value of $8,973,159 (June 30, 2008), and $12,940,359 (September 30, 2007), interest at 8% payable quarterly, principal payable in 37 monthly installments beginning October 2007 through September 29, 2010. Convertible to common stock at $2.60 per share (b)	$10,578,304	$13,815,417
Convertible debentures – February 2007, face value of $19,505,433 (June 30, 2008) and $24,640,000 (September 30, 2007), interest at 8% payable quarterly, matures February 2011(c)	13,092,482	10,759,654
Secured convertible debentures – June 2008, face value of $8,906,098 (June 30, 2008), interest at 8% payable quarterly, no interest for first twelve months, matures June 2011(f)	2,503,283	—
Convertible amortizing term note, due to Laurus, no interest payable monthly, due December 2008, (d)	8,800,000	3,556,173
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in December 2008, convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.00 per share	35,025	46,817
Amortizing term note (owed by Biovest), due to Laurus, interest payable monthly at prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008), payable monthly through March 31, 2009 (a)	7,196,429	7,121,871
Valens Offshore SPV II, Corp (owed by Biovest), $255,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009 (e)	255,769	—
Valens U.S. SPV I, LLC (owed by Biovest), $245,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009 (e)	245,737	—
Other	91,362	107,728
Long term accrued interest	41,378	480,344

	42,839,769	35,888,004
Less current maturities	(29,438,827)	(15,858,057)

	$13,400,942	$20,029,947

Amortizing term note (a)

This note is collateralized by all cash, accounts receivable, inventory, fixed assets and other assets of Biovest. The note also contains certain restrictive covenants. Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in August 2007. A Letter Agreement rescheduling future payments due from Biovest to Laurus under the Note became effective on April 17, 2007. Under the Letter Agreement past due and ongoing principal payments on the Note were deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million were to commence. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million, less actual royalties paid, being due at the end of the five year royalty term (Note 10). In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Long-term debt (continued):

Amortizing term note (a) (continued)

October 2007 Amendment to Laurus Loan:

On October 31, 2007, Biovest executed amendment agreements with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January, 2008 at which point adjusted principal payments of $0.3 million per month plus interest were to commence. Interest on this loan was to continue to accrue at prime plus 2.0% with 9.0% minimum (9.0% at June 30, 2008). As consideration for the forbearance, the Company was to pay Laurus an additional $1.8 million upon maturity of the loan in March 2009. See Note 13 for debt modification accounting. Subsequent to June 30, 2008, this Note was further amended as discussed in Note 21.

Convertible debentures – September 2006 (b)

The September 2006 private placement of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (the “September 2006 Debentures”) were originally convertible at any time at the option of the holder into shares of the Company’s common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. Interest is payable quarterly in arrears in cash, or, at the Company’s option, in shares of Company common stock from and after an event of default under the September 2006 Debentures and for so long as the event of default is continuing, the Debentures will bear default interest at a rate of 18% per annum. On June 17, 2008, pursuant to a private placement transaction (see Footnote 9 (f)), the September 2006 Debenture conversion price was reset without further anti-dilution protection to $1.25 per share for certain September 2006 Debenture holders who participated in the June 17, 2008 transaction.

Beginning October 1, 2007, and on the 1st of each month thereafter, the Company was required to redeem 1/37th of the face value of the September 2006 Debentures in cash or, at the Company’s election, with shares of Company common stock, shares of Biovest common stock held by the Company, or a combination thereof.

As a part of the September 2006 Debentures, the Company issued Warrants to the purchasers giving them the right to purchase up to an aggregate of 3,136,201 shares of the Company’s common stock at an exercise price of $2.75 per share, provided that such Warrants may be alternatively exercised for shares of Biovest common stock held by the Company at an exercise price of $1.10 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. On June 17, 2008, pursuant to a private placement transaction (see Footnote 9 (f)), the issued Warrants’ exercise price was reset without further anti-dilution protection to $1.50 per share for certain September 2006 Debenture holders who participated in the June 17, 2008 transaction. These will expire on September 29, 2011.

As of June 30, 2008, approximately $16.2 million of principal has been converted to common stock and therefore, $8.8 million (face value) of the September 2006 Debentures are included on the June 30, 2008 consolidated balance sheet at a fair value of $10.6 million.

Convertible debentures – February 2007 (c)

The February 2007 private placement of $24.7 million in principal amount of 8% Secured Convertible Debentures issued on February 28, 2007, and maturing February 28, 2011 (the “February 2007 Debentures”) were originally convertible at the option of the holder at $2.67 per share, subject to an adjustment, as defined. Beginning on March 1, 2008, and on the 1st of each month thereafter, the Company is redeeming 1/37th of the face value of the February 2007 Debentures in cash or, at its election, with shares of its common stock. On June 17, 2008, pursuant to a private placement transaction (see Footnote 9 (f)), the February 2007 Debenture conversion price was reset without further anti-dilution protection to $1.25 per share for certain February 2007 Debenture holders who participated in June 17, 2008 transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Long-term debt (continued):

Convertible debentures – February 2007 (c) (continued)

As a part of the February 2007 Debentures, the Company issued warrants to the purchasers of the February 2007 Debentures giving them the right to purchase up to an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $2.94 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of the Company’s common stock at an exercise price of $2.67 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “Warrants”). The Warrants are immediately exercisable, and the exercise prices for the Warrants are subject to adjustment for stock splits, stock dividends, and the like. In connection with the February 2007 Debentures, the Company also issued to the placement agents for the transaction Long Term Warrants to purchase an aggregate of approximately 0.4 million shares of our common stock. All of the Long Term Warrants will expire on the fifth (5th) anniversary of the issue date of such warrants, and all of the Short Term Warrants have expired.

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

On June 17, 2008, pursuant to a private placement transaction (see Footnote 9 (f)), the issued Warrants’ exercise price was reset without further anti-dilution protection to $1.50 per share for certain February 2007 Debenture holders who participated in the June 17, 2008 transaction.

Laurus Master Fund, Ltd. secured revolving term note and convertible term note (d)

Effective as of January 31, 2008, the Company entered into an agreement with Laurus whereby the Company agreed to decrease the exercise price on a certain Warrant to purchase one million shares of the Company’s common stock previously issued to Laurus on August 16, 2005 (the “August 2005 Warrant”) from $8.00 per share to $2.67 per share, with the remaining terms of the August 2005 Warrant remaining the same. The principal and accrued but unpaid interest under the Laurus term note was convertible at the option of Laurus into shares of our common stock at $6.80 per share. The principal of the Laurus minimum borrowing note was convertible at $2.67 per share.

In March 2008, Laurus converted $320,400 of the minimum borrowing note into 120,000 shares of the Company’s common stock.

On June 18, 2008, the Company and Laurus entered into agreements (the “Payoff and Amendment Agreements”) pursuant to which: (i) the Amended and Restated Secured Non-Convertible Revolving Note in the original principal amount of $5,000,000 dated as of April 29, 2005 (the “Revolving Note”) was satisfied; (ii) the Second Amended and Restated Secured Convertible Minimum Borrowing Note in the original principal amount of $2,500,000 dated as of April 29, 2005 (the “Minimum Borrowing Note”) & Second Amended and Restated Secured Convertible Term Note in the original principal amount of $5,000,000 dated as of April 29, 2005 (the “Term Note”) were modified to extend the maturity to December 31, 2008 and to provide that no interest would accrue or be paid until December 31, 2008, at which time the notes would be marked “Paid”, conditioned upon satisfaction of stated conditions; (iii) Laurus released its security interest in all assets of the company except the capital stock and assets of its subsidiary, Analytica and the Company’s rights and interest in BiovaxID royalties under the Royalty Agreement dated October 31, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Long-term debt (continued):

Laurus Master Fund, Ltd. secured revolving term note and convertible term note (d) (continued)

The other material terms and conditions of the agreements are as follows:

•

The Company and Laurus have entered into an Assignment of Sale Proceeds whereby the Company has assigned to Laurus the proceeds of a contemplated sale of the Analytica subsidiary, up to a total of $8.8 million, with the Company and Laurus equally dividing any proceeds of such a sale in excess of $8.8 million. This sale of Analytica (and/or cash payment in the amount of $8.8 million) is required to occur on or before December 31, 2008. In the event that the Company does not sell Analytica by December 31, 2008, or if the sale proceeds are less than $8.8 million, the Company has the right to make cash payment to Laurus up to the amount of the shortfall. In the event that the Company does not sell Analytica by December 31, 2008 or if the sale proceeds or other cash payments are less than $8.8 million, Laurus may seek the cash shortfall from Accentia, elect to take possession of the stock of Analytica and the Company will continue to be obligated for any deficiency in the event Laurus sells Analytica, or to receive the assignment of additional royalty rights as described below.

•

The Company and Laurus have entered into an Assignment of Rights Under Royalty Agreement whereby the Company assigned to Laurus a royalty of 4% of worldwide sales of BiovaxID reducing the Company’s royalty percentage in BiovaxID from 19.5% to 15.5%. The Assignment of Rights Under Royalty Agreement additionally provides for the potential of additional royalties which may be assigned to Laurus under certain circumstances, including i) an additional assignment of 2% royalty in BiovaxID if no sale of Analytica takes place by December 31, 2008, or the Company does not otherwise make payment to Laurus of $8.8 million by that date; and ii) If Analytica is not sold or payment of $8.8 million has not been made by December 31, 2008, Laurus has the option to elect to (a) take possession of the stock of Analytica and look to the Company for any deficit resulting from a sale of Analytica by Laurus; or (b) receive an additional royalty in BiovaxID calculated on the basis of 1% of additional royalty for each $1 million shortfall in payment below $8.8 million (“Laurus’ Rights At December 31, 2008”).

•

The Company and Laurus have entered into a clarification of its existing guaranty obligation with respect to the outstanding Secured Promissory Note of Biovest to Laurus to fix the amount guaranteed by the Company at $4.9 million.

•

The Minimum Borrowing Note and the Term Note (the “Continuing Notes”) will continue in existence but are modified to extend the maturity date to December 31, 2008 and to provide that interest will not accrue until December 31, 2008, and to further clarify that any payment under the Continuing Notes will reduce the Company’s aggregate indebtedness to Laurus of $8.8 million and will not alter or expand Laurus’ Rights at December 31, 2008 as described herein. Laurus’ existing right to convert amounts due under the Continuing Notes into common stock of the Company continues and the conversion price was reduced to $1.20 per share.

The Company determined the above modification was within the scope SFAS 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and EITF 02-04 Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is within the Scope of SFAS 15. Therefore, the Company has recorded the debt in the amount equal to of the future cash payments of $8.8 million and a gain of approximately $0.1 million during the three months ended June 30, 2008.

Valens Offshore SPV II, Corp, Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC secured promissory notes (e)

On October 30, 2007, Biovest completed a financing transaction with the Valens Funds. Pursuant to this transaction, the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $500,000 and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of Biovest’s biologic products. The notes are non-amortizing and accrue interest at prime plus 2%, with a minimum of 9% interest. Interest is payable monthly in arrears, commencing November 1, 2007. The principal balance of both notes is due upon maturity on March 31, 2009. Biovest’s debt to the Valens Funds has been amended and the maturity dates of the secured promissory notes to the Valens Funds have been extended through July 31, 2009 (see Note 21, “Subsequent Events”).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Long-term debt (continued):

Convertible Debentures – June 2008 (f)

On June 17, 2008, the Company closed the June 2008 private placement of $8.8 million in principal amount of 8% Original Issue Discount Secured Convertible Debentures and maturing on June 17, 2011 (the “June 2008 Secured Debentures”) which resulted in gross proceeds of $7.6 million. There was an 8% original issue discount of approximately $0.7 million and placement fees of approximately $0.6 million not including other expenses associated with the transaction. Monthly interest will commence one year from closing based on an annual rate of 8%. The net proceeds to the Company will be used to support development, regulatory and partnering strategies for SinuNase™ and Revimmune™ and support general operations.

The June 2008 Secured Debentures are convertible into the Company’s common stock at $1.10 per share (the “Conversion Price”) and, provided certain conditions are satisfied, the Company may, at its option, redeem the June 2008 Secured Debentures for an amount equal to 110% of the then outstanding principal. Commencing six months after closing, the June 2008 Secured Debentures will be amortized through thirty equal monthly payments. All principal amortization payments and monthly interest payments will be made in cash or the Company may elect to make the payments in shares of its common stock. The Company’s ability to pay interest with shares of Company common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of redemption amount unless the shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements. Any payment in common stock may not exceed 15% of the total dollar traded volume in the applicable stock for the 20 days trading days prior to the amortization payment. Any common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date.

As a part of the June 2008 Secured Debentures, the Company issued Warrants to the purchasers of the June 2008 Secured Debentures giving them the right to purchase 2,943,131 shares of the Company’s common stock at an exercise price of $1.21 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. In connection with the June 2008 Secured Debentures, the Company also issued to the placement agent for the transaction warrants to purchase 367,892 shares of the Company’s common stock at an exercise price of $1.21 per share. All of the Warrants (including the warrants granted to the Placement Agent) will expire on June 17, 2014.

As a part of the June 2008 Secured Debentures, the Company entered into agreements with Purchasers who are also investors in the Company’s private placements dated September 29, 2006, February 28, 2007, and January 18, 2008 (the “Prior Financings”), whereby the conversion price of any 8% Convertible Debenture and/or Preferred Series A-1 stock was adjusted to $1.25 per share. The exercise price of any warrant issued to any such Purchaser in any Prior Financings was adjusted to $1.50 per share. Also, the Company and the purchasers of the June 2008 Secured Debentures entered into a Security Agreement under which the obligations pursuant to the Debentures and other transaction documents are secured by a first lien in the Company’s SinuNase and Revimmune products, including intellectual property.

On the inception date of the June 2008 Secured Debentures, the Company evaluated the terms and conditions of the transaction and determined that the convertible debentures are hybrid financial instruments that embody terms and features that both meet the definition of derivative financial instruments and require bifurcation under FAS133. The Company recorded a compound derivative arising from bifurcation of the embedded conversion option, including anti-dilution value and a term extending option; a mandatory and option equity-indexed redemption call; equity-indexed puts; and cash payable puts. The detachable warrants issued were also considered derivative financial instruments that also embody terms and features not clearly and closely related to the convertible debentures. In all instances, these derivative liabilities were recorded at their fair value as liabilities and carried at fair value at each reporting period.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9. Long-term debt (continued):

Convertible Debentures – June 2008 (f) (continued)

The Company allocated the financing proceeds and fees associated with the transaction as follows:

Proceeds and fees:

Gross cash proceeds	8,193,615
Closing fees	(598,559)

Net cash proceeds	$7,595,056

Allocation of proceeds, fees and charges at fair value:

Convertible debentures	2,416,570
Compound derivatives	3,813,855
Detachable warrants	1,963,190
Warrants issued as closing fees	245,399
Deferred finance costs	(843,958)

$7,595,056

Convertible debentures - June 2008 are included in the balance sheet as follows:

June 30, 2008
Initial carrying value	2,416,570
Accretion of discount	86,713

$2,503,283

Future Maturities

Future maturities of long-term debt are as follows as of June 30, 2008:

2009	$32,186,637
2010	12,666,170
2011	9,436,470

54,289,277
Less unamortized discount and adjustment to fair value on convertible debentures	(11,449,508)

$42,839,769

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Expected future royalty payments are as follows:

Year ending June 30,:
2009	$71,040
2010	223,140
2011	359,790
2012	6,846,030

7,500,000
Unamortized discount	(2,495,507)

$5,004,493

Current	$66,101
Non-Current	4,938,392

$5,004,493

11. Derivative Liabilities:

The following tabular presentation reflects the components of derivative financial instruments as of:

	June 30,2008 (Unaudited)	September 30, 2007
Embedded derivative instruments, bifurcated	$17,588,742	$486,300
Freestanding derivatives:
Warrants issued with convertible debt	4,864,523	3,692,701
Warrants issued with notes payable	3,423,000	4,928,000
Warrants issued with preferred stock	979,527	—
Warrants issued with other transactions	2,251,381	—
Default and investment put options, Biovest	1,113,570	565,677
Investment put option, Accentia (McKesson)	2,991,773	1,141,574

	$33,212,516	$10,814,252

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

11. Derivative Liabilities (continued):

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	June 30, 2008 (Unaudited)	September 30, 2007
Accentia Common shares indexed:
Freestanding and embedded derivative	70,554,052	4,385,844
Investment put	1,548,136	1,498,128

	72,102,188	5,883,972

	June 30, 2008 (Unaudited)	September 30, 2007
Biovest Common shares indexed:
Freestanding derivatives (warrants to purchase Biovest shares issued to Laurus by Accentia)	10,000,000	10,000,000

Derivative income (losses) in the accompanying statements of operations relate to the individual derivatives as follows:

	For The Three Months Ended		For The Nine Months Ended
	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)
Embedded derivative instruments, bifurcated	$(2,130,504)	$(507,659)	$(2,560,559)	$933,789
Freestanding derivatives:
Warrants issued with convertible debentures	408,563	3,089,150	2,452,618	5,456,545
Warrants issued with term note payable	2,497,000	(2,426,000)	1,505,000	2,001,000
Warrants issued with preferred stock	355,127	—	2,694,202	—
Warrants issued with other transactions	65,810	—	65,810	—
Default and investment put options, Biovest	3,909	(115,242)	(547,893)	(174,348)
Investment put option, Accentia	(406,138)	—	(1,758,349)	—

	$793,767	$40,249	$1,850,829	$8,216,986

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

Agreements with Biovest:

Effective as of January 31, 2008, the Company entered into a conditional commitment that once all obligations under the September 2006 Debentures and February 2007 Debentures have been paid or converted in full, the Company will guarantee, and pledge certain shares of Biovest owned by the Company to collateralize, the indebtedness of Biovest to the Valens Funds.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

12. Related party transactions (continued):

Agreements with Biovest (continued):

On February 5, 2008, the Company was granted an option by Biovest permitting the Company, in its discretion, to convert part or all of the principal and interest due to the Company on the date of the conversion under the intercompany debt owed by Biovest into shares of Biovest common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of Biovest’s sale of its stock at prices below the Conversion Price. Biovest granted demand and piggyback registration rights to the Company for the shares underlying this Conversion Option. Pursuant to the May 9, 2008 Director Financing transaction, the Conversion Price was reset to $0.50 per share

On February 5, 2008, the Company and Biovest entered into an amendment to the existing royalty agreement on sales of Biovest’s biologic products, currently known as BiovaxID, to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

During the nine months ended June 30, 2007, the following transactions occurred:

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

The $9,428,000 fair value of the warrant has been recorded as Loss on financing transaction $8.8 million, and Loss on sale of assets $0.6 million in the statement of operations for the nine months ended June 30, 2007.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

12. Related party transactions (continued):

Notes payable, related parties (continued):

Note payable, related parties consist of the following at June 30, 2008:

Total face value, including $35,372 accrued interest	$1,581,387
Unamortized discount	(1,089,961)

$491,426

On September 11, 2007, Biovest issued two unsecured promissory notes to two directors of Biovest in the aggregate of $0.2 million. These loans bear interest at prime plus 2.0% (7.0% at June 30, 2008) and mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to Biovest’s outstanding loans to Laurus and the Valens Funds. Biovest issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with these loans. In accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of these notes as of June 30, 2008 is $193,000. The remaining discount of $21,000 to these notes payable will be accreted using the effective interest method through September 2008. Interest expense of approximately $65,000 was incurred on these notes during the nine months ended June 30, 2008.

On September 26, 2007, Biovest issued an unsecured promissory note to a shareholder of the Company in the amount of $49,000. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable October 1, 2009. This note is subordinated to Biovest’s outstanding loan to Laurus and the Valens Funds. Biovest issued five-year warrants to purchase 25,099 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. In accordance with APB 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of June 30, 2008 is $49,000. Interest expense of approximately $9,000 was incurred on this note during the nine months ended June 30, 2008.

On October 12, 2007, Biovest issued an unsecured promissory note to a director of Biovest in the amount of $300,000. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable October 11, 2008. Biovest issued warrants to purchase 2,727,270 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of June 30, 2008 is $235,000. Interest expense of approximately $135,000 was incurred on this note during the nine months ended June 30, 2008.

On May 9, 2008, Biovest entered into a financing transaction with a director of Biovest, whereby Biovest issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to Biovest of at least $15 million. Interest only is payable monthly and may be paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of Biovest, at a conversion price equal to $0.50 per share. As part of this transaction, Biovest issued to the lender a warrant to purchase up to 2,000,000 shares of Biovest’s common stock for a seven year period at an exercise price of $0.50 per share, with cashless exercise provisions. In addition, Biovest entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed termsheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

12. Related party transactions (continued):

Notes payable, related parties (continued):

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments , the Company is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 to be accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) is amortized to interest expense over the life of the note under the effective interest method. The note balance, net of unamortized discount is $15,000 at June 30, 2008.

On June 12, 2008, the Company entered into a financing transaction with a director of Biovest, whereby Biovest issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan provided by Biovest to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of its short term loan to Accentia in the amount of $0.2 million, Biovest repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.50 per share. As part of this transaction, Biovest issued to the lender a warrant to purchase up to 400,000 shares of Biovest’s common stock for a period of seven years at an exercise price of $0.50 per share, with cashless exercise provisions.

Similar to the May 9th financing above, the value of the warrants ($81,000) and beneficial conversion feature ($49,000) granted with this debt were required to be recorded as a discount to the face value of the note with an offsetting increase to additional paid-in capital under EITF No. 98-5 and EITF No. 00-27. As the note was repaid on June 25, 2008, the full discount amount of $130,000 has been amortized to interest expense in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2008.

13. Loss on extinguishment of debt:

As discussed in Note 9(a), on October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January 2008, at which point adjusted principal payments of $0.3 million per month were to commence. Interest on this loan continued to accrue at prime plus 2.0% and became due monthly beginning January 2008. As consideration for the forbearance Biovest agreed to pay to Laurus an additional $1.8 million upon the maturity of the note, March 31, 2009. As part of the transaction discussed in Note 21, this $1.8 million obligation has subsequently been eliminated.

Biovest applied the provisions of EITF 96-19, “Debtors Accounting for Modification or Exchange of Debt Instruments” to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2008.

See Note 8(a) regarding $383,895 debt extinguishment loss on Pulaski debt.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

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

The Preferred Stock was convertible at any time at the option of the holder into shares of the Company’s common stock at $2.67 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants in the future any rights to purchase shares of the Company’s common stock, or other security convertible into the Company’s common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Preferred Stock will be decreased to equal such lower price. This adjustment to the conversion price or exchange price for future stock issuances will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions. On June 17, 2008, pursuant to a private placement transaction (see Footnote 9 (f)), the issued Preferred Stock’s conversion price was reset without further anti-dilution protection to $1.25 per share for certain January 2008 Private Placement holders who participated in the June 17, 2008 transaction.

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

In addition, as a part of the January 2008 Private Placement, the Company issued long-term warrants (the “Long-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 1,634,639 shares of the Company’s common stock at an exercise price of $2.67 per share. The Long-Term Warrants will expire on January 17, 2014. In the event that the Company in the future issues or grants any rights to purchase any of the Company’s common stock, or other security convertible into the Company’s common stock, for a per share price less than the exercise price then in effect, the exercise price of the Long-Term Warrants will be reduced to equal such lower price. The foregoing adjustments to the exercise price for the Company’s Long-Term Warrants for future stock issues will not apply to certain exempt issuances, including issuances pursuant to employee stock option plans and strategic transactions. On June 17, 2008, pursuant to a private placement transaction (see Footnote 9 (f)), the issued Warrants’ exercise price was reset without further anti-dilution protection to $1.50 per share for certain January 2008 Private Placement holders who participated in the June 17, 2008 transaction. In the event that any proceeds are realized by the Company upon the exercise of Short-Term Warrants described herein, the Placement Agent shall receive an additional placement fee in amount equal to 7% of any such Long-Term Warrant proceeds.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

14. Preferred stock (continued):

Other key provisions of the January 2008 Private Placement:

•	The Preferred Stock has no voting rights.

•

Triggering events that would cause mandatory conversions include the failure of the initial Conversion Shares Registration Statement to be declared effective by the Commission on or prior to the 120th day after the Original Issue Date (the registration statement was declared effective on April 17, 2008); the effectiveness of the Conversion Shares Registration Statement lapses for a period of more than 20 consecutive Trading Days or 30 non-consecutive Trading Days during any 12 month period and prior to such the end of any such period; fewer than all the Conversion Shares shall being freely saleable pursuant to Rule 144; the Company shall fail to deliver certificates representing Conversion Shares issuable upon a conversion; the Corporation shall fail for any reason to pay in full the amount of cash due pursuant to a Buy-In within five calendar days after notice is delivered.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

14. Preferred stock (continued):

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

$871,402

The following table illustrates the activity with respect to the January 2008 Private Placement financing since inception (allocated based upon the relative fair value of the instruments):

Initial allocation of Series A-1 Preferred Stock	$—
Accretion to redemption value	366,521

Balance at end of period	$366,521

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

14. Preferred stock (continued):

On June 23, 2008, the Company offered to each January 2008 Private Placement holder that executed and delivered an Acceptance, the right to have all of the shares of Preferred Stock held by such holder (“Accepting Preferred Stockholder”) the following redemption terms:

Beginning on the fifteenth day of July, 2008 and on the 15th day of each month thereafter (each such date, a “Monthly Preferred Redemption Date”), the Company shall redeem a number of shares of Preferred Stock held by such Accepting Preferred Stockholder equal to the aggregate number of shares of Preferred Stock held by such Accepting Preferred Stockholder divided by 32, with all shares of Preferred Stock held by such Accepting Preferred Stock Holder being redeemed on or before March 15, 2011, provided, however, any fractional share of Preferred Stock required to be redeemed hereunder shall be rounded up to the next full share of Preferred Stock (the shares of Preferred Stock being redeemed on each Monthly Preferred Redemption Date, the “Redeemed Preferred Stock”). The Company shall redeem the Redeemed Preferred Stock by issuing to each Accepting Preferred Stockholder a stock certificate representing that number of shares of Common Stock determined by multiplying the Stated Value by the number of shares of Redeemed Preferred Stock and then dividing the total by a number equal to ninety percent (90%) of the volume weighted average price (“VWAP”) for the 20 calendar days prior to each Monthly Preferred Redemption Date (such number of shares of Common Stock, the “Redemption Consideration”), provided, however, that any fractional share of Common Stock shall be rounded up to the next full share of Common Stock. The shares of Redeemed Preferred Stock shall be automatically cancelled upon payment by the Company of the Redemption Consideration. An Accepting Preferred Stockholder may, at any time, in its sole and absolute discretion, elect to discontinue the redemption of its Preferred Stock.

The Company’s offer to redeem is a binding commitment of the Company regarding the redemption of all of the Preferred Stock held by the Accepting Preferred Stockholder in accordance with the terms hereof. Once accepted, the Company’s obligation to redeem the shares of Preferred Stock held by the Accepting Preferred Stockholder can only be modified in writing executed by both the Company and the Accepting Preferred Stockholder, provided, however, an Accepting Preferred Stockholder may, at any time, in its sole and absolute discretion, elect to discontinue the redemption of its Preferred Stock. Any Holder that did not accept the offer to redeem was deemed to have rejected the offer (“Rejecting Holder”) and as to the Rejecting Holder the offer set forth herein terminated and each Rejecting Holder has no right to require the Company to redeem shares of Preferred Stock. Of all Preferred Stockholders, there was only one Rejecting Holder.

Holders representing approximately 94% of the initial $8.7 million investment accepted the redemption offer. As a result of the nature of the Redemption Considerations previously discussed (variable number of common shares dependent upon the Company’s stock price), the Company cannot conclude that it has adequate authorized shares to settle this or other instruments, which are indexed to the Company’s common stock that was previously recorded in equity. As such, the Company reclassified approximately $11.9 million from stockholders’ equity to derivative liabilities and approximately $0.2 million from stockholders’ equity to capitalized finance costs, which is the fair value of three instruments recorded in equity. Of this reclassification, approximately $3.9 million related to the embedded conversion feature of the January 2008 Private Placement, approximately $4.2 million related to the embedded conversion feature of the February 2007 Debenture (originally reclassified to stockholders’ equity at the reset of the conversion price in May 2007), approximately $1.4 million related to the detachable warrants issued with the February 2007 Debenture, and approximately $2.3 million related to other warrants that were previously issued in separate transactions. The fair market value of these instruments was calculated on June 23, 2008 and reclassified from stockholders’ equity to derivative liabilities. All derivative liabilities were revalued at June 30, 2008 with the change in fair market value classified as derivative gain (loss) on the statement of operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

15. Stockholder’s Equity:

In connection with the January 2008 Private Placement (Note 14), the Company and the purchasers of the Preferred Stock entered into a Registration Rights Agreement under which the Company filed a registration statement with the SEC covering the resale of a portion of the shares of Company’s common stock issuable pursuant to the Preferred Stock and warrants. On April 17, 2008, the registration statement covering the Preferred Stock and warrants was declared effective by the SEC.

Stock options and warrants:

The Company has enacted three option plans, the 2003 Stock Option Plan (the “2003 Plan”), the 2005 Equity Incentive Plan (the “2005 Plan”), and the 2008 Equity Incentive Plan (the “2008 Plan”). All of these plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3,500,000 shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2007, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of June 30, 2008, 757,082 options are outstanding under the 2003 Plan.

The 2005 Plan provides for the issuance of 3,000,000 shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of June 30, 2008, 1,697,106 options are outstanding under the 2005 Plan. The Company may, at any time, amend or modify the Plan without limitation.

On November 29, 2007 and effective as of December 31, 2007, the Company’s Board of Directors adopted the Accentia Biopharmaceuticals, Inc. 2008 Plan, which is intended to be a Qualified Plan. The 2008 Plan was ratified by vote of the Company’s shareholders at the Company’s 2008 Annual Meeting on February 28, 2008. As of June 30, 2008, 1,859,504 options are outstanding under the 2008 Plan.

Stock options and warrants issued, terminated/forfeited and outstanding during the nine months ended June 30, 2008 (unaudited) are as follows:

	Shares	Average Exercise price per share
Options and warrants outstanding, September 30, 2007	18,767,692	3.64
Activity for the nine months ended June 30, 2008:
Options issued	2,066,000	2.63
Warrants issued	14,513,849	2.62
Options terminated/forfeited	(281,831)	3.24
Warrants terminated/forfeited	(5,837,757)	2.67
Warrants exercised	(1,738,328)	2.67

Options and warrants outstanding, March 31, 2008	27,489,625	2.59

Options outstanding	4,313,692	3.37
Warrants outstanding	23,175,933	2.44

	27,489,625

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

15. Stockholder’s Equity (continued):

Stock options and warrants (continued):

The weighted average grant date fair values of stock options and warrants granted during the nine months ended June 30, 2008 (unaudited) were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
Nine months ended June 30, 2008	$1.37	$0.90

A summary of the status of the Company’s nonvested stock options as of June 30, 2008, and changes during the nine months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2007	928,466
Granted	2,066,000
Vested	(1,093,604)
Forfeited	(46,750)

Nonvested at June 30, 2008	1,854,112	$1.49	—

The total unearned compensation cost of $4,137,186 relating to the 1,854,112 nonvested options as of June 30, 2008 will be recognized over a weighted average period of two years.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

16. Operational results for Biovest (unaudited):

	For the three months ended June 30,
	2008		2007
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$1,075,480	$1,884,544	$1,406,114	$2,354,775
Cost of sales	745,660	640,531	682,654	1,608,234

Gross margin	329,820	1,244,013	723,460	746,541
Operating expenses	2,661,043	6,247,852	2,638,858	11,448,110

Loss from operations	(2,331,223)	(5,003,839)	(1,915,398)	(10,701,569)
Interest income (expense)	(1,607,309)	(3,643,935)	(457,162)	(6,263,124)
Other income (expense)	239,449	16,606	(9,667,455)	3,847,364
Derivative gain (loss)	3,907	789,860	(115,242)	155,491
Non-controlling interest in earnings from variable interest entities	98,028	—	112,747	8,840
Absorption of prior losses against minority interest	—	—	—	—

Net loss	(3,597,148)	(7,841,308)	(12,042,510)	(12,952,998)
Dividends	—	(254,558)	—	—

Loss attributable to common stockholders	(3,597,148)	(8,095,866)	(12,042,510)	(12,952,998)

Weighted average shares outstanding, basic and diluted	46,376,302	46,376,302	35,216,419	35,216,419
Loss attributable to common stockholders per common share	(0.08)	(0.17)	(0.34)	(0.37)

	For the nine months ended June 30,
	2008		2007
	Biovest	Consolidated without Biovest	Biovest	Consolidated without Biovest
Net sales	$3,890,140	$7,567,367	$4,285,039	$9,915,377
Cost of sales	2,236,371	2,341,715	2,299,890	3,028,465

Gross margin	1,653,769	5,225,652	1,985,149	6,886,912
Operating expenses	7,242,656	23,000,429	22,276,618	19,481,819

Loss from operations	(5,588,887)	(17,774,777)	(20,291,469)	(12,594,907)
Interest income (expense)	(4,325,763)	(18,020,443)	(4,041,196)	(8,598,327)
Other income (expense)	(1,326,408)	289,348	(17,527,520)	(9,717,940)
Derivative gain (loss)	(547,896)	2,398,725	(174,348)	8,391,334
Non-controlling interest in earnings from variable interest entities	305,613	17,500	591,036	8,840
Absorption of prior losses against minority interest	—	—	—	276,901

Net loss	(11,483,341)	(33,089,647)	(41,443,497)	(22,234,099)
Dividends	—	(481,057)	—	—

Loss attributable to common stockholders	(11,483,341)	(33,570,704)	(41,443,497)	(22,234,099)

Weighted average shares outstanding, basic and diluted	43,895,074	43,895,074	33,246,892	33,246,892
Loss attributable to common stockholders per common share	(0.26)	(0.76)	(1.25)	(0.67)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

17. Segment information:

The Company defines segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income, discontinued operations and income taxes.

Segment information for the three months ended June 30, 2008 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$724,343	$(45,521)	$678,822
Services	2,281,203	—	2,281,203

Total net sales	3,005,546	(45,521)	2,960,025

Cost of sales:
Products	440,430	125,623	566,053
Services	820,139	—	820,139

Total cost of sales	1,260,569	125,623	1,386,192

Gross margin	1,744,977	(171,144)	1,573,833
Sales and marketing	43,862	1,408,117	1,451,979
Research and development	1,550,902	—	1,550,902

Segment income (loss)	150,213	(1,579,261)	(1,429,048)

General and administrative expenses			(5,886,014)
Other expense			(4,221,421)
Non-controlling interest in losses from variable interest entities			98,028

Net loss			$(11,438,455)

Total assets	$28,141,124	$2,457,957	$30,599,081

Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

17. Segment information (continued):

Segment information for the three months ended June 30, 2007 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$735,218	$108,635	$843,853
Services	2,917,036	—	2,917,036

Total net sales	3,652,254	108,635	3,760,889

Cost of sales:
Products	410,079	995,093	1,405,172
Services	885,716	—	885,716

Total cost of sales	1,295,795	995,093	2,290,888

Gross margin	2,356,459	(886,458)	1,470,001
Sales and marketing	94,892	1,943,029	2,037,921
Research and development	5,147,666	—	5,147,666
Impairment of intangible assets	—	3,275,230	3,275,230

Segment loss	(2,886,099)	(6,104,717)	(8,990,816)

General and administrative expenses			(10,346,437)
Other expense			(5,779,842)
Non-controlling interest in losses from variable interest entities			121,587

Net loss			$(24,995,508)

Total assets	$30,823,372	$3,926,091	$34,749,463

Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

17. Segment information (continued):

Segment information for the nine months ended June 30, 2008 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$2,339,936	$971,485	$3,311,421
Services	8,146,086	—	8,146,086

Total net sales	10,486,022	971,485	11,457,507

Cost of sales:
Products	1,372,023	920,737	2,292,760
Services	2,285,326	—	2,285,326

Total cost of sales	3,657,349	920,737	4,578,086

Gross margin	6,828,673	50,748	6,879,421
Sales and marketing	149,586	4,781,986	4,931,572
Research and development	8,023,188	—	8,023,188

Segment loss	(1,344,101)	(4,731,238)	(6,075,339)

General and administrative expenses			(17,268,325)
Other expense			(21,552,437)
Non-controlling interest in losses from variable interest entities			323,113

Net loss			$(44,572,988)

Total assets	$28,141,124	$2,457,957	$30,599,081

Goodwill	$1,193,437	$—	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

17. Segment information (continued):

Segment information for the nine months ended June 30, 2007 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total
Net sales:
Products	$2,264,816	$3,080,919	$5,345,735
Services	8,854,681	—	8,854,681

Total net sales	11,119,497	3,080,919	14,200,416

Cost of sales:
Products	1,264,596	1,544,597	2,809,193
Services	2,519,162	—	2,519,162

Total cost of sales	3,783,758	1,544,597	5,328,355

Gross margin	7,335,739	1,536,322	8,872,061
Sales and marketing	158,427	6,315,580	6,474,007
Research and development	15,176,242	—	15,176,242
Impairment of intangible assets	—	3,275,230	3,275,230

Segment loss	(7,998,930)	(8,054,488)	(16,053,418)

General and administrative expenses			(29,472,482)
Other expense			(18,751,572)
Non-controlling interest in losses from variable interest entities			599,876

Net loss			$(63,677,596)

Total assets	$30,823,372	$3,926,091	$34,749,463

Goodwill	$1,193,437	$—	$1,193,437

Domestic and foreign operations

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$2,054,365	$905,660	$2,960,025	$2,534,134	$1,226,755	$3,760,889
Net loss	(11,266,472)	(171,983)	(11,438,455)	(24,926,888)	(68,620)	(24,995,508)
Total Assets	28,017,547	2,581,534	30,599,081	27,939,815	2,883,557	30,823,372
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

	Nine months ended June 30, 2008			Nine months ended June 30, 2007
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$8,281,853	$3,175,655	$11,457,507	$10,561,827	$3,638,589	$14,200,416
Net loss	(44,581,143)	8,155	(44,572,988)	(64,178,626)	501,030	(63,677,596)
Total Assets	28,017,547	2,581,534	30,599,081	27,939,815	2,883,557	30,823,372
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

18. Commitments and contingencies:

Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2012. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending June 30,
2008	$2,205,623
2009	1,766,204
2010	836,204
2011	239,079
2012	—

$5,047,110

The annual aggregate future rental income from sub-leases is as follows:

Year ending June 30,
2008	$312,433
2009	—

$312,433

Rent expense for all operating leases was approximately $0.7 million for each of the three months ended June 30, 2008 and 2007 respectively. Rent expense for all operating leases was approximately $1.4 million for the nine months ended June 30, 2008 and 2007 respectively. Rental income from subleases aggregated $0.1 million for the three months ended June 30, 2008 and 2007. Rental income from subleases aggregated $0.3 million for the nine months ended June 30, 2008 and 2007. Rental income and has been included in general and administrative expenses in the accompanying statements of operations.

Litigation

The Company is involved in various legal proceedings, including the proceedings specifically discussed below. Management of the Company believes that any liability of the Company that may arise as a result of these proceedings will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations .

The Company’s subsidiary, Analytica is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant filed an Answer containing counterclaims alleging that he is owed contractual bonus and other compensation and seeking damages for wrongful termination against Analytica, the Company and an officer of the Company. The Company filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007, the Court granted the Company’s motion and dismissed defendant’s counterclaims against the Company’s officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. The defendant re-filed an Amended Counterclaim in July 2007, and the Company filed a motion seeking to dismiss virtually all claims in the Amended Counterclaim. In July 2008, the Court granted the Company’s motion as to substantially all relief sought and dismissed a majority of the defendant’s Amendment Counterclaim with prejudice. The Company has indicated that they plan to pursue the affirmative claims in this matter vigorously and will assert all available defenses against the remaining counterclaims, which it believes are without merit.

On August 4, 2008, the Company’s majority-owned subsidiary, Biovest has been served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. Biovest intends to seek to dismiss this litigation and plans to defend these claims vigorously.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

18. Commitments and contingencies (continued):

Litigation (continued)

Subsequent to June 30, 2008, the Company’s subsidiary, TEAMM Pharmaceuticals, Inc., d/b/a Accentia Pharmaceuticals (“Accentia Pharmaceuticals”) and Collegium Pharmaceuticals, Inc. (“Collegium”) each filed a demand for arbitration under the License Agreement entered into on November 22, 2005, naming Accentia Pharmaceuticals the exclusive licensee of a drug candidate, Allernase™ being developed by Collegium. AllerNase is a novel formulated suspension of an intranasal topical steroid indicated for the treatment of allergic and non-allergic rhinitis which is currently awaiting potential FDA approval. In its statement of claims in arbitration, Accentia Pharmaceuticals seeks to recover damages from Collegium based upon breach of contract. In its statement of claims in arbitration, Collegium seeks to terminate the License agreement and to recover damages from both Pharmaceuticals and the Company. The Company intends to aggressively pursue our claims against Collegium and to vigorously defend all claims asserted by Collegium. The amount of damages which might result from these expected counterclaims, if any, are not presently determinable.

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which is covered by insurance.

Based upon advice of counsel and its own analysis, the Company believes that material liability on account of arising from these pending litigations is unlikely. Therefore, no amounts are currently accrued for the above litigations.

19. Variable Interest Entities:

Accounting for the NMTC financing arrangement and variable interest entities

The Company evaluated the structure of the NMTC financing arrangements and entities so involved under the context of FIN46(R). FIN46(R) provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

19. Variable Interest Entities: (continued):

Accounting for the NMTC financing arrangement and variable interest entities (continued):

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

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities under the scope of FIN46(R).

Assets of $20.2 million and liabilities of $15.6 million of the variable interest entities identified above, are limited to the instruments pertaining to the NMTC financing arrangement. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Biolender, LLC, Telesis CDE Two, LLC, Biovax Investment, LLC, Biolender II, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s June 30, 2008 consolidated balance sheet as non-controlling interests in variable interest entities.

Revimmune LLC

On February 27, 2007, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune LLC (“Revimmune”) under which the Company was granted the exclusive worldwide rights to Revimmune. Revimmune is based on pulsed, ultra-high dosing of a well known chemotherapeutic agent under a risk management program. Revimmune will treat numerous autoimmune diseases with an initial indication targeting refractory relapsing-remitting Multiple Sclerosis. Revimmune is affiliated with HCGII and Dr. Frank O’Donnell who is an officer and director of the Company.

Under the Sublicense Agreement as amended, the Company is obligated to pay to Revimmune a royalty of 8% on net sales, and in the event of a sublicense by the Company, to pay 10% of sublicense consideration received. Upon the approval of the sublicensed treatment in the U.S. for each autoimmune disease, the Company is required to issue to Revimmune vested warrants to purchase 800,000 shares of the Company’s common stock. The warrants which will be granted at the approval of the first Sublicensed Product will have an exercise price of $8 per share and any subsequent warrants to be issued will have an exercise price equal to the average of the volume weighted average closing prices of the Company’s common stock during the ten (10) trading days immediately prior to the grant of such warrant. The Company assumed certain obligations under Revimmune’s license with Johns Hopkins University related to the sublicensed technology, including the payment of all royalty obligations due Johns Hopkins University for the sublicensed products. The Company will be responsible, at its sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the sublicensed products.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

19. Variable Interest Entities (continued):

Revimmune LLC (continued):

The Company has the controlling financial interest of Revimmune and is considered the primary beneficiary, and therefore, the financial statements of Revimmune have been consolidated with the Company as of February 27, 2007 and through June 30, 2008. As of June 30, 2008, Revimmune’s assets and equity were approximately $28,321. The Company’s non-controlling interest in earnings from Revimmune for the three months and nine months ended June 30, 2008 is a loss of $2 and $17,502 respectively.

Non-controlling interest in income (loss)

The Company’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the three and nine months ended June 30, 2008 consist of the following:

	For The Three Months Ended June 30, 2008	For The Nine Months Ended June 30, 2008
Biovax Investment LLC	$111,298	$335,117
Telesis CDE Two, LLC	(17,069)	(40,903)
AutovaxID Investment, LLC	111,693	330,426
St. Louis NMTC Fund II, LLC	(107,895)	(319,029)
Revimmune LLC	2	17,502

Non-controlling interest in losses from variable interest entities	$98,029	$323,113

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

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

In contemplation of Transaction I, Biovest and the Company formed Biolender as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. The Company used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two officers of the Company. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by the Company for a $6.0 million cash payment which equaled the market price of $0.60 per share. The Company used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with the Company whereby Biovest purchased the Company’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to the Company ten million shares of common stock, representing the negotiated value of the purchased interest (Note 9).

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

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI), and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. Biovest also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of Biovest’s common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes option pricing model. The Company also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of the Company’s common stock over a period of seven years at a fixed price of $9.00.

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to Biovest pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and described further below, $1.6 million was issued as a dividend to Biovest and $1.3 million was paid to Biovest for BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4M in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9M in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4M in principal and interest payments received less $11.9M in principal and interest paid less approximately $400,000 in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity of both notes (approximately $100,000) would be less than the $180,000 US Bancorp would receive upon exercise of their put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor,

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

April 2006 NMTC Transaction (continued):

hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Biovest, the Company and certain officers and directors of Biovest and the Company entered into a guarantee arrangement with the CDE for the debt service of Biovax. Biovest has guaranteed 100% of the debt service while the officers and directors of Biovest and Accentia have guaranteed up to $6.0 million of the debt service. In addition, the Company has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction

On December 8, 2006, Biovest through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, the Company, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

On December 8, 2006, the Company loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at the Company’s option to shares of Biovest’s common stock at a conversion price of $0.50 per share. Upon closing of Transaction II, Biovest repaid the Company $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying June 30, 2008 consolidated balance sheet, and is due upon 30 days advance notice by the Company.

In contemplation of Transaction II, Biovest formed Biolender II as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction II. These funds, together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest of $5.6 million in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

In contemplation of Transaction II, Fund II was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in Fund II. Additionally, Biolender II and Fund II entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to Fund II in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from Fund II to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

CDE II is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036. Pursuant to a call right, for a period of six months starting December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007 and continuing until maturity. The CDE II Loan is guaranteed in full by the Biovest and also guaranteed up to an amount of $4.5 million by officers and directors of Accentia. Biovest issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed services and their fair value of $1.4 million was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

AutovaxID used the proceeds from the $7.7 million promissory note to pay Biovest $6.1million pursuant to an Asset Purchase and License Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued):

The transaction was structured so that, on June 9, 2014, AutovaxID will have paid approximately $9.1M in principal and interest payments to CDE II. The operating agreement of CDE II stipulates that any distributable cash received shall be distributed to Fund II in proportion to the respective percentage interest Fund II has in CDE II in an amount sufficient to fully pay the Fund II note payable to Biolender II. On June 9, 2014, Fund II will have paid approximately $9.0 million in principal and interest payments to Biolender II (assuming CDE II exercises its right to call the CDE II loan for $5.7 million on June 9, 2014). At maturity then, total equity of the Fund is approximated to be $100,000, resulting from the difference of $9.1 million in principal and interest payments received less $9.0M in principal and interest paid over the 7.5 year term of the notes.

Biolender II and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in Fund II to Biovest near the maturity of the instruments at a price of $120,000. Management has concluded that the fair value of US Bancorp’s investment in Fund II at maturity of both notes (approximately $100,000) would be less than the $120,000 US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instrument

Other salient terms and conditions of Transaction II are as follows:

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

•

The CDE II Loan is secured by second lien on all assets of AutovaxID for the benefit of CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

The CDE Loan is secured by second lien on all assets of AutovaxID for the benefit of the CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and the CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

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

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE II, USBCIC, AutovaxID and Biovest.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued):

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II,; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

Under a Reimbursement Agreement dated as of December 8, 2006, Biovest agreed to reimburse St. Louis Development Corp (the 0.01% and managing member of CDE II) up to $32,000 annually for expenses incurred by St. Louis Development Corp in connection with its management of CDE II.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

20. New Market Tax Credit transactions (continued):

December 2006 NMTC Transaction (continued):

Various legal, accounting, and professional fees of $433,000 paid directly by Biovest and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which Biovest has a variable interest (CDE II, and Fund II) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on Biovest’s consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by Fund II and payable to Biolender II.

21. Subsequent Events:

On July 31, 2008, Biovest entered into an agreement (the “Extension Agreement”) with Laurus and its affiliates, the Valens Funds to extend the maturity date of all Notes from Biovest to Laurus and the Valens Funds through July 31, 2009 (the “Maturity Date”). In addition, Laurus has agreed to eliminate the requirement that Biovest make any amortizing principal payments prior to the Maturity Date and to eliminate from the Notes the requirements for any future default payment. In consideration for the Extension, Biovest has agreed to pay to Laurus and the Valens Funds on July 31, 2009 or earlier if the principal of the Notes is paid earlier the aggregate sum of $4,404,328.55. In addition, the interest rate on the principal balance of the Notes was increased by 20% per annum, with the increased interest payable on the Maturity Date. Biovest has further agreed to use proceeds received from any future strategic arrangement to pay off or reduce the balance on the Notes, after provision for transaction costs, royalties, a twelve month operating reserve and a reserve for any product development or other requirement of the strategic partner as approved by Laurus.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of late-stage, targeted therapeutic clinical products. We have three products in or entering Phase 3 clinical trials, two of which have fast-track status. All three products modify the immune system to treat disease. Our first such product candidate, SinuNaseTM, is being developed as a treatment for chronic sinusitis (CS) which the medical establishment also refers to as chronic rhinosinusitis (CRS), which is a chronic inflammatory condition of the paranasal sinuses that among others, results in nasal congestion, facial pain and pressure, nasal discharge, and headaches. SinuNase is an amphotericin B suspension that is self-administered into a patient’s nasal cavity for the treatment of CS. If approved by the FDA, we expect that SinuNase would be the first and only foreseeable pharmaceutical product indicated for the treatment of chronic sinusitis. In April 2005, we submitted an Investigational New Drug Application, or IND, with the FDA for SinuNase. In December 2006, we commenced the initial Phase 3 clinical trials for SinuNase for patients who have recurrent CS whose disease severity has warranted surgical intervention for CS sometime in the past. We announced top-line unblinded results of the initial Phase 3 data relating to the primary endpoint in March 2008. The Company is continuing to analyze the unblinded results in anticipation of potential discussions with the FDA.

Our second product candidate, BiovaxID®, under development by our subsidiary, Biovest International Inc. (“Biovest”), a publicly held company in which we currently hold approximately 76% of the outstanding capital stock, is a patient-specific anti-cancer vaccine to treat follicular non-Hodgkins lymphoma, or follicular NHL. Follicular NHL is a cancer of the lymphatic system that results when the body’s follicle center cells, which are a type of white blood cell, become abnormal and eventually spread throughout the body growing and dividing in an uncontrolled fashion. BiovaxID is a customized, patient specific therapeutic anti-cancer vaccine that is derived from a patient’s own cancer cells and is designed to utilize the power of the patient’s immune system to recognize and destroy cancerous lymphoma cells while sparing normal cells. We produce this vaccine by extracting a portion of the patient’s tumor cells and then replicating and purifying the unique antigen that is present only on the surface of the patient’s own tumor cells. Biovest is currently conducting a pivotal Phase 3 clinical trial for BiovaxID in patients with the indolent, or low-grade, form of B-cell follicular NHL. Based on its analysis of available unblinded clinical trial data from the BiovaxID Phase 3 trial, in June 2007, the independent Data Monitoring Committee (DMC) for BiovaxID recommended that Biovest conduct an interim analysis of the study’s efficacy endpoints and overall safety profile. In April 2008, the DMC reviewed the unblinded data from the study and recommended that the trial be halted and the data from the study be unblinded in August 2008 for submission to the FDA and worldwide regulatory authorities. In July 2008, Biovest announced unblinded results of data then available from the Phase 3 trial indicating a statistically significant clinical benefit. Discussions are planned with FDA as to accelerated approval process and the pathway to commercialization of BiovaxID.

Our third product candidate, RevimmuneTM is being developed as a treatment for multiple sclerosis (MS). MS is an autoimmune disease that affects the central nervous system (CNS). Myelin, a fatty tissue, surrounds and protects the nerve fibers of the CNS and helps those nerve fibers to conduct electrical impulses. In MS that myelin sheath is lost in different areas and results in scar tissue which is known as sclerosis. Since the myelin or the nerve fibers are damaged the nerves itself cannot conduct electrical impulses from and to the brain which results in the symptoms of MS. As a result MS is characterized by recurrent episodes of demyelination and inflammation within the central nervous system. Revimmune therapy consists of approximately four consecutive days of in-patient or out-patient treatment with an ultra-high intensity, short-course of an intravenous formulation of an approved drug (cyclophosphamide). This treatment seeks to “reboot” a patient’s immune system, thereby eliminating the autoimmunity which is characteristic of MS. The “rebooting” process is achieved by temporarily eliminating peripheral immune cells, including the immune cells causing the autoimmunity, while selectively sparing the stem cells in the bone marrow. The surviving stem cells are able, typically within two-three weeks, to repopulate the body with a nascent immune system which lacks misdirected immunity to self-antigens. In July 2007, the Company filed a pre-IND submission with the FDA for the commencement of a Phase 3 clinical trial and conducted pre-IND meetings. We are preparing to file our IND with the FDA anticipated by the end of calendar 2008. The Company believes that Revimmune may additionally have applications for the treatment of a variety of autoimmune diseases other than MS, including Systemic Lupus, Myasthenia Gravis and Aplastic Anemia.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended June 30, 2008 were $3.0 million, a decrease of $0.8 million, or 21%, from the three months ended June 30, 2007. The decrease in our consolidated net sales for the three months ended June 30, 2008 reflected a decrease of $0.3 million in net sales in our Biovest subsidiary primarily due to a decrease in revenues from its cell culture product and services segment, which is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions, a decrease of $0.3 million in net sales of our Analytica subsidiary primarily due to staff reductions in our Germany office, and a decrease of $0.2 million in net sales in our Specialty Pharmaceuticals segment primarily due to a decrease in the market share attributable to the introduction of lower cost generic products that directly compete with the Respi~TANN product family.

Cost of Sales. Our cost of sales for the three months ended June 30, 2008 was $1.4 million, or 47% of net sales, compared to $2.3 million, or 61% of net sales, during the three months ended June 30, 2007. This represented a decrease of $0.9 million, or 39%, over the three months ended June 30, 2007 primarily attributable to the inventory write-off of $0.5 million in fiscal year 2007 of MD Turbo devices due to the discontinuance of this product and to reduced wholesaler distribution fees.

Research and Development Expenses. Our research and development costs were $1.6 million for the three months ended June 30, 2008; a decrease of $3.6 million, or 70%, over the three months ended June 30, 2007. Our Biovest subsidiary research and development expense decreased by $1.8 million during the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 as a result of our decision to stop the BiovaxID clinical trial and seek conditional approval with the FDA and EMEA. This resulted in a significant reduction in Biovest’s research and development staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. There was also a decrease of $1.8 million in SinuNase research and development expense due to the completion of the initial Phase 3 clinical trial.

Sales and Marketing expenses. Our sales and marketing expenses were $1.5 million for the three months ended June 30, 2008; a decrease of $0.6 million, or 29%, over the three months ended June 30, 2007. This decrease was primarily due to a reduction in sales related personnel and lower sample fees and market development costs in our Specialty Pharmaceuticals subsidiary.

General and Administrative Expenses. Our general and administrative expenses were $5.9 million for the three months ended June 30, 2008; an increase of $2.3 million, or 62%, over the three months ended June 30, 2007. This increase is due in part to the cancellation in the same period last year of a discretionary bonus accrued for full time employees in 2007. This resulted in the reversal in the comparable period a year ago of approximately $0.7 million in compensation expense that had been previously accrued. In addition for the three months ended June 30, 2008, Biovest granted employees and directors stock options with immediate vesting rights resulting in an expense of approximately $1.0 million in the current fiscal quarter. There was no comparable expense in the same quarter last fiscal year. There were no other large or unusual items accounting for the balance of the increase in general and administrative expenses.

Interest Expense. In the three months ended June 30, 2008, our interest expense was $5.3 million, an increase of $2.4 million, over the three months ended June 30, 2007. The increase is due primarily to the current period expense for the change in fair value of the September 2006 Debenture of $0.1 million compared to income of $3.9 million for the three months ended June 30, 2007. In addition, the fair market value of approximately $2.6 million of certain warrants issued in June 2007 to guarantors of Accentia’s debt was expensed during the three months ended June 30, 2007. Biovest had an increase of $0.9 million in interest expense for the period primarily due to interest incurred and amortization of deferred finance costs on new debt issued to the Valens Funds in the amount of $8.5 million in the current fiscal year, as well as amortization of discounts on debt issued to related parties in the current year.

Derivative gain. Derivative gain was $0.8 million for the three months ended June 30, 2008 as compared to a gain of $40,000 for the three months ended June 30, 2007. This increase is related to the change in the value of the derivative instruments associated with our previous financings. The derivative liability is valued at the end of each reporting period and fluctuates with the market value of our stock.

Impairment of assets. There was no impairment of asset for the three months ended June 30, 2008. For the three month period ended June 30, 2007, there was a $3.3 million impairment of assets due to a decision to cease marketing the MD Turbo product in our Specialty Pharmaceuticals segment.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the three months ended June 30, 2008 was $0.1 million. The amount relates to Biovest’s interest in the NMTC entities.

Segment Operating Results

	For the Three Months Ended June 30,
	2008		2007
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-Biovest	$1,075,480		$1,406,114
All other business units	1,930,066		2,246,140

Total Biopharmaceutical Products and Services	3,005,546		3,652,254
Specialty Pharmaceuticals	(45,521)		108,635

Total Net Sales	$2,960,025		$3,760,889

Cost of Sales:
Biopharmaceutical Products and Services-Biovest	$745,660		$682,654
All other business units	514,909		613,141

Total Biopharmaceutical Products and Services	1,260,569	42%	1,295,795	35%
Specialty Pharmaceuticals	125,623	(276)%	995,093	425%

Total Cost of Sales	$1,386,192		$2,290,888

Gross Margin:
Biopharmaceutical Products and Services-Biovest	$329,820		$723,460
All other business units	1,415,157		1,632,999

Total Biopharmaceutical Products and Services	1,744,977	58%	2,356,459	65%
Specialty Pharmaceuticals	(171,144)	376%	(886,458)	(325)%

Total Gross Margin	$1,573,833		$1,470,001

Research and Development Expenses:
Biopharmaceutical Products and Services Biovest	$681,180		$2,478,897
All other business units	869,722		2,668,769

Total Biopharmaceutical Products and Services	1,550,902	52%	5,147,666	141%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$1,550,902		$5,147,666

	For the Three Months Ended June 30,
	2008		2007
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Sales and Marketing Expenses:
Biopharmaceutical Products and Services Biovest	$43,863		$94,892
All other business units	—		—

Total Biopharmaceutical Products and Services	43,863	1%	94,892	3%
Specialty Pharmaceuticals	1,408,116	(3,093)%	1,943,029	1,789%

Total Sales and Marketing Expenses	$1,451,979		$2,037,921

Impairment of Asset:
Biopharmaceutical Products and Services	$—		$—
Specialty Pharmaceuticals	—		3,275,230

Total Impairment of Asset	$—		$3,275,230

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the three months ended June 30, 2008 were $3.0 million, a decrease of $0.6 million, or 18%, from the three months ended June 30, 2007. This decrease was attributable primarily to a decrease of $0.3 million in net sales in our Biovest subsidiary due to a decrease in revenues from its cell culture product and services segment, which is engaged in the production and contract manufacturing of biologic drugs and cell production for research institutions, and a decrease of $0.3 million in net sales of our Analytica International subsidiary due to staff reductions in our Germany office.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the three months ended June 30, 2008 was $1.3 million, or 42% of segment net sales, compared to $1.3 million, or 35% of segment net sales, during the three months ended June 30, 2007.

Research and Development Expenses. Our research and development, all of which are incurred through our Biopharmaceutical Product and Services segment, were $1.6 million for the three months ended June 30, 2008; a decrease of $3.6 million, or 70%, over the three months ended June 30, 2007. Approximately half of this decline was attributable to a $1.8 million reduction in SinuNase research and development expenditures due to the completion of the initial Phase 3 clinical trial. The balance was attributable to Biovest’s decision to stop the BiovaxID Phase 3 trial and seek conditional and accelerated approval with the FDA and EMEA, resulting in a significant reduction in research and development staffing.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the three months ended June 30, 2008, were a negative $0.05 million, a decrease of $0.2 million, or 142%, from the three months ended June 30, 2007. This decrease was primarily attributable to a decrease in market share due to the introduction of lower cost generic products that directly compete with the Respi~TANN product family, which not only led to reduced prescription fulfillment at retail pharmacies and reduced wholesaler ordering but also above historical levels of product returns which were credited to net sales in the current period.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the three months ended June 30, 2008 was $0.1 million, or 276% of negative net sales, compared to $1.0 million, or 425% of net sales, during the three months ended June 30, 2007. The decrease was the result of the inventory write-off of $0.5 million in fiscal year 2007 of MD Turbo devices due to the discontinuance of this product and to reduced wholesaler distribution fees.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the three months ended June 30, 2008 or 2007.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $1.4 million in the three months ended June 30, 2008; a decrease of $0.5 million, or 28%, over the three months ended June 30, 2007. This reduction was primarily due to a decrease in travel and entertainment costs of $0.1 million and a decrease in personnel costs of $0.3 million.

Impairment of assets. There was no impairment of asset for the three months ended June 30, 2008. The impairment of assets was $3.3 million for the three months ended June 30, 2007. This increase was due to the impairment of the MD Turbo product in our Specialty Pharmaceuticals segment.

Nine Months Ended June 30, 2008 Compared to the Nine Months Ended June 30, 2007

Consolidated Results of Operations

Net Sales. Our net sales for the nine months ended June 30, 2008 were $11.5 million, a decrease of $2.7 million, or 19%, from the nine months ended June 30, 2007. The decrease in our consolidated net sales for the nine months ended June 30, 2008 reflected a decrease of $2.1 million in net sales in our Specialty Pharmaceuticals segment primarily due to reduced volumes in the Respi-TANN product group due to the discontinuance of the Respi~TANN G product due to an FDA mandate and the market introduction of a lower cost generic products. Net sales were also lower due to a decrease of $0.3 million in net sales of our Analytica subsidiary primarily due to staff reduction in our Germany office.

Cost of Sales. Our cost of sales for the nine months ended June 30, 2008 was $4.6 million, or 40% of net sales, compared to $5.3 million, or 38% of net sales, during the nine months ended June 30, 2007. This represented a decrease of $0.7 million, or 14%, over the nine months ended June 30, 2007 primarily due to the a reduction of product sales and a decrease in wholesaler distribution fees in our Specialty Pharmaceuticals subsidiary.

Research and Development Expenses. Our research and development costs were $8.0 million for the nine months ended June 30, 2008; a decrease of $7.2 million, or 47%, over the nine months ended June 30, 2007. Our Biovest subsidiary research and development expense decreased by $5.8 million during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing research and development expenses from that of historical levels. This has resulted in both research and development staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. There was also a decrease of $1.4 million in SinuNase research and development expense due to the reduction in costs associated with the initial Phase 3 clinical trial during the nine months ended June 30, 2008.

Sales and Marketing expenses. Our sales and marketing expenses were $4.9 million for the nine months ended June 30, 2008; a decrease of $1.5 million, or 24%, over the nine months ended June 30, 2007. This decrease was primarily due to decreased travel and entertainment expenses, personnel costs and promotional materials expense in our Specialty Pharmaceuticals subsidiary.

General and Administrative Expenses. Our general and administrative expenses were $17.3 million for the nine months ended June 30, 2008; an increase of $0.4 million, or 3%, over the nine months ended June 30, 2007. This increase is due primarily to the cancellation of a discretionary bonus accrued for full time employees in our Biovest subsidiary. This resulted in the reversal of approximately $0.7 million in compensation expense that had been previously accrued. In the nine months ended June 30, 2008. In addition, the nine months ended June 30, 2007 included a $0.7 million settlement expense relating to the separation agreements of two employees.

Interest Expense. In the nine months ended June 30, 2008, our interest expense was $22.3 million, an increase of $6.6 million, over the nine months ended June 30, 2007. The increase is due primarily to interest from additional borrowings through long-term debt, and notes payable, and from the current period accretion associated with deferred finance costs issued of $8.7 million for the nine month period ending June 30, 2008, compared to $1.3 million in the nine months ended June 30, 2007, partially offset by lower interest payments on debt due to principal repayments and a reduction in interest rates charged on some variable rate instruments attributable to a reduction in the prime rate.

Derivative gain. Derivative gain was $1.8 million for the nine months ended June 30, 2008 as compared to a gain of $8.2 million for the nine months ended June 30, 2007. This decrease is related to the value of derivative instruments associated with our previous financings. The derivative liability is valued at the end of each reporting period and fluctuates with the market value of our stock.

Loss on financing transaction. In the nine months ended June 30, 2008, there was no loss on financing transaction compared to a $8.8 million loss for the nine months ended June 30, 2007. This loss is attributable to the issuance of warrants entitling Laurus to purchase Biovest shares owned by Accentia. The warrants were issued in order to obtain consent for various transactions including the termination of a first right of refusal agreement with Biovest, the sale of our interest in Biolender, LLC, and termination of the Biologics Products Commercialization Agreement with Biovest.

Loss on extinguishment of debt. The loss on extinguishment of debt for the nine months ended June 30, 2008 was $1.8 million as compared to a $9.7 million loss for the nine months ended June 30, 2007. The loss was a result of Biovest’s modification to the provisions of debt payable to Laurus and to Pulaski.

Impairment of assets. There was no impairment of asset for the nine months ended June 30, 2008. The impairment of assets was $3.3 million for the nine months ended June 30, 2007. This increase was due to the impairment of the MD Turbo product in our Specialty Pharmaceuticals segment for the nine months ended June 30, 2007.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the nine months ended June 30, 2008 was $0.3 million. $17,500 related to Accentia’s interest in Revimmune, the balance relates to Biovest’s interest in the NMTC entities.

Segment Operating Results

	For the Nine Months Ended June 30,
	2008		2007
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Net Sales:
Biopharmaceutical Products and Services-Biovest	$3,890,140		$4,285,039
All other business units	6,595,882		6,834,458

Total Biopharmaceutical Products and Services	10,486,022		11,119,497
Specialty Pharmaceuticals	971,485		3,080,919

Total Net Sales	$11,457,507		$14,200,416

Cost of Sales:
Biopharmaceutical Products and Services-Biovest	$2,236,371		$2,299,890
All other business units	1,420,978		1,483,868

Total Biopharmaceutical Products and Services	3,657,349	35%	3,783,758	34%
Specialty Pharmaceuticals	920,737	95%	1,544,597	50%

Total Cost of Sales	$4,578,086		$5,328,355

Gross Margin:
Biopharmaceutical Products and Services-Biovest	$1,653,769		$1,985,149
All other business units	5,174,904		5,350,590

Total Biopharmaceutical Products and Services	6,828,673	65%	7,335,739	66%
Specialty Pharmaceuticals	50,748	5%	1,536,322	50%

Total Gross Margin	$6,879,421		$8,872,061

Research and Development Expenses:
Biopharmaceutical Products and Services Biovest	$2,784,594		$8,544,510
All other business units	5,238,594		6,631,732

Total Biopharmaceutical Products and Services	8,023,188	77%	15,176,242	136%
Specialty Pharmaceuticals	—	0%	—	0%

Total Research and Development Expenses	$8,023,188		$15,176,242

Sales and Marketing Expenses:
Biopharmaceutical Products and Services Biovest	$149,586		$158,427
All other business units	—		—

Total Biopharmaceutical Products and Services	149,586	1%	158,427	1%
Specialty Pharmaceuticals	4,781,986	492%	6,315,580	205%

	For the Nine Months Ended June 30,
	2008		2007
	Amount	% of Segment Net Sales	Amount	% of Segment Net Sales
Total Sales and Marketing Expenses	$4,931,572		$6,474,007

Impairment of Asset:
Biopharmaceutical Products and Services	$—		$—
Specialty Pharmaceuticals	—		3,275,230

Total Impairment of Asset	$—		$3,275,230

Biopharmaceutical Products and Services

Net Sales. Our net sales in our Biopharmaceutical Products and Services segment for the nine months ended June 30, 2008 were $10.5 million, a decrease of $0.6 million from the nine months ended June 30, 2007. This decrease was attributable primarily to a decrease of $0.4 million in net sales in our Biovest subsidiary due to a decrease in its cell culture product and service segment due to the decline in the number of contracts in process from its largest customer in the prior year and a decrease of $0.2 million in net sales of our Analytica International subsidiary due to staff reduction in our Germany office.

Cost of Sales. Our cost of sales in the Biopharmaceutical Products and Services segment for the nine months ended June 30, 2008 was $3.7 million, or 35% of segment net sales, compared to $3.8 million, or 34% of segment net sales, during the nine months ended June 30, 2007. The marginal decrease in cost of sales compared to the decrease in net sales results from unabsorbed overhead in Biovest’s cell culture products and services segment. While revenues were down in this segment, as discussed above, there was not a corresponding decrease in cost of sales as a relatively high percentage of the costs in this segment are fixed.

Research and Development Expenses. Our research and development costs were $8.0 million for the nine months ended June 30, 2008; a decrease of $7.2 million, or 47%, over the nine months ended June 30, 2007. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing research and development expenses from that of historical levels. This has resulted in a decline both research and development staffing levels, as well as, clinical site expense. The Biovest decrease of $5.8 million was in addition to a decrease of $1.4 million in SinuNase research and development expense due to reduction in costs associated with the completion of initial Phase 3 clinical trial during the nine months ended June 30, 2008.

Specialty Pharmaceuticals

Net Sales. Net sales in the Specialty Pharmaceuticals segment for the nine months ended June 30, 2008, including net sales to related parties, were $1.0 million, a decrease of $2.1 million, or 68%, from the nine months ended June 30, 2007. This decrease was primarily attributable to reduced volumes in the Respi-TANN product group due to the discontinuance of the Respi~TANN G product due to an FDA mandate and the market introduction of lower cost generic products.

Cost of Sales. Our cost of sales in the Specialty Pharmaceuticals segment for the nine months ended June 30, 2008 was $0.9 million, or 95% of net sales, compared to $1.5 million, or 50% of net sales, during the nine months ended June 30, 2007. The decrease was primarily due to a reduction of product sales and a decrease in wholesaler distribution fees.

Research and Development Expenses. There were no research and development expenses in our Specialty Pharmaceuticals segment in either of the nine months ended June 30, 2008 or 2007.

Sales and Marketing Expenses. Our sales and marketing expenses in the Specialty Pharmaceuticals segment were $4.8 million in the nine months ended June 30, 2008; a decrease of $1.5 million, or 24%, over the nine months ended June 30, 2007. This decrease was primarily due to decreased travel and entertainment expenses, personnel costs and promotional materials expense.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, public or private equity offerings and debt financings. Additionally, we are seeking collaborations and license arrangements for each of our three product candidates, SinuNase, BiovaxID and Revimmune. Additionally, if adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets or business units (such as specialty pharmaceuticals, market services or cell culture equipment) that are non-essential to the ongoing development or future commercialization of SinuNase, BiovaxID or Revimmune. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We cannot be certain that additional funding, which will be required in the next term, will be available on acceptable terms, or at all. The company’s inability to obtain required funding will have a material adverse effect on one or more of our research or development programs or curtail some of our commercialization efforts.

Debt Financing

As of June 30, 2008, our long-term debt and notes payable, including accrued but unpaid interest, current maturities of long-term debt, and lines of credit, not including discount was $69.2 million. We currently have credit facilities with various lenders, including as listed in the following table and discussed individually in detail below:

Instrument	Carrying Value at June 30, 2008	Principal Amount Due at June 30, 2008	Balance Sheet Classification
Credit Facility with Laurus - Accentia	$8,800,000	$8,800,000	Long-term debt
Credit Facility with Laurus – Biovest	7,196,429	7,435,314	Long-term debt
Loans from Pulaski	1,050,000	1,050,000	Notes payable
Credit Facility with Southwest	4,000,000	4,000,000	Lines of credit
Private Placement of Debentures
September 2006 Convertible Debentures	10,578,304	8,973,159	Long-term debt
February 2007 Convertible Debentures	13,092,483	19,505,433	Long-term debt
June 2008 Convertible Debentures	2,503,283	8,906,100	Long-term debt
Credit Facilities with Valens Offshore – Biovest	3,879,969	3,879,969	Long-term debt/Notes payable
Credit Facilities with Valens US – Biovest	5,178,677	5,178,677	Long-term debt/Notes payable
Other Notes Payable	755,521	755,521	Notes payable
Other Notes Payable – Related Party	491,425	1,596,065	Notes payable
Other Long-term Debt	167,764	167,764	Long-term debt

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

On June 18, 2008, we and Laurus entered into agreements (the “Payoff and Amendment Agreements”) pursuant to which: (i) the Amended and Restated Secured Non-Convertible Revolving Note in the original principal amount of $5,000,000 dated as of April 29, 2005 (the “Revolving Note”) was satisfied; (ii) the Second Amended and Restated Secured Convertible Minimum Borrowing Note in the original principal amount of $2,500,000 dated as of April 29, 2005 (the “Minimum Borrowing Note”) & Second Amended and Restated Secured Convertible Term Note in the original principal amount of $5,000,000 dated as of April 29, 2005 (the “Term Note”) were modified to extend the maturity to December 31, 2008 and to provided that no interest would accrue or be paid until December 31, 2008, at which time the notes would be marked “Paid”, conditioned upon satisfaction of stated conditions; (iii) Laurus released its security interest in all our assets except the capital stock and assets of its subsidiary, Analytica International, Inc. (“Analytica”) and the our rights and interest in BiovaxID royalties under the Royalty Agreement dated October 31, 2008.

The other material terms and conditions of the agreements are as follows:

•

We have entered into an Assignment of Sale Proceeds with Laurus whereby, we have assigned to Laurus the proceeds of a contemplated sale of the Analytica, up to a total of $8.8 million, with the Company and Laurus equally dividing any proceeds of such a sale in excess of $8.8 million. This sale of Analytica (and/or cash payment in the amount of $8.8 million) is required to occur on or before December 31, 2008. In the event, that we do not sell Analytica by December 31, 2008, or if the sale proceeds are less than $8.8 million, we have the right to make cash payment to Laurus up to the amount of the shortfall. In the event, that we do not sell Analytica by December 31, 2008 or if the sale proceeds or other cash payments are less than $8.8 million, Laurus may seek the cash shortfall from us, elect to take possession of the stock of Analytica, and we will continue to be obligated for any deficiency in the event Laurus sells Analytica, or to receive the assignment of additional royalty rights as described below.

•

We have entered into an Assignment of Rights Under Royalty Agreement with Laurus whereby we assigned to Laurus a royalty of 4% of worldwide sales of BiovaxID reducing our royalty percentage in BiovaxID from 19.5% to 15.5%. The Assignment of Rights Under Royalty Agreement additionally provides for the potential of additional royalties which may be assigned to Laurus under certain circumstances, including i) an additional assignment of 2% royalty in BiovaxID if no sale of Analytica takes place by December 31, 2008, or we do not otherwise make payment to Laurus of $8.8 million by that date; and ii) If Analytica is not sold or payment of $8.8 million has not been made by December 31, 2008, Laurus has the option to elect to (a) take possession of the stock of Analytica and look to us for any deficit resulting from a sale of Analytica by Laurus; or (b) receive an additional royalty in BiovaxID calculated on the basis of 1% of additional royalty for each $1 million shortfall in payment below $8.8 million.

•

We have entered into a clarification with Laurus of our existing guaranty obligation with respect to the outstanding Secured Promissory Note of Biovest to Laurus to fix the amount guaranteed by us at $4.9 million.

•

The Minimum Borrowing Note and the Term Note (the “Continuing Notes”) will continue in existence but are modified to extend the maturity date to December 31, 2008 and to provide that interest will not accrue until December 31, 2008, and to further clarify that any payment under the Continuing Notes will reduce the Company’s aggregate indebtedness to Laurus of $8.8 million and will not alter or expand Laurus’ Rights at December 31, 2008 as described herein. Laurus’ existing right to convert amounts due under the Continuing Notes into our common stock continues and the conversion price was reduced to $1.20 per share.

We determined the above modification was within the scope SFAS15 and EITF 02-04. Therefore, we have recorded the debt in the amount of the future cash payments of $8.8 million.

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

•

Pursuant to the original terms of this secured promissory note, Biovest was required to make certain principal and interest payments commencing in calendar 2007. Biovest did not commence making such payments when originally due and reached an understanding that such payments would not commence while Biovest sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 (the “Letter Agreement”). Biovest closed a short-term borrowing of $750,000 from Pulaski and this Letter Agreement became effective on April 17, 2007. In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from the Company to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note are deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million per month will commence. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent 3% of world-wide net sales of AutovaxID instruments for a period of five years commencing on the earlier of May 31, 2007 or the completion of a long term financing by Biovest. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate a minimum of $8.0 million. The balance (if any), less actual royalties paid, are due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

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

The note payable provides for monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. We evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, we determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, we reclassified an amount of $306,750 which represents the estimated fair value of the default put liability to derivative liability. Upon release of funds under the second tranche, we reclassified $122,700 to derivative liability. The default liability is initially and subsequently carried at fair value with changes recorded in income. Subsequent to June 30, 2008, Biovest’s debt to Laurus has been amended and the maturity dates of the secured promissory notes to the Valens Funds have been extended through July 31, 2009,

New Market Tax Credit Financing.

On April 25, 2006, Biovest through its wholly owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: the Company, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“US Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7,799,000 (the “Laurus Note”). Accentia originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Accentia, Analytica International, Inc. (formerly The Analytica Group, Inc.) and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging Accentia’s shares of TEAMM Pharmaceuticals, Inc., Analytica International, Inc., Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, we formed with Biovest Biolender as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. We used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two of our officers. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by us for a $6.0 million cash payment which equaled the market price of $0.60 per share. We used the proceeds of the stock redemption to repay our intraday loan due First Bank. Subsequently, on October 31, 2006, we entered into a Purchase Agreement with Biovest whereby Biovest purchased our 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to us ten million shares of common stock, representing the negotiated value of the purchased interest (Note 9).

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

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to Biovest pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006 and described further below, $1.6 million was issued as a dividend to Biovest and $1.3 million was paid to Biovest for BiovaxID anti-cancer vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4M in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9M in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4M in principal and interest payments received less $11.9M in principal and interest paid less approximately $400,000 in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of US Bancorp’s investment in the Fund at maturity of both notes (approximately $100,000) would be less than the $180,000 US Bancorp would receive upon exercise of their put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

•

The tax credits arising from this transaction were fully assigned to US Bancorp. Biovax entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovest. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase and Sale Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Biovest, the Company and certain officers and directors of Biovest and the Company entered into a guarantee arrangement with the CDE for the debt service of Biovax. Biovest has guaranteed 100% of the debt service while the officers and directors of Biovest and the Company have guaranteed up to $6.0 million of the debt service. In addition, we have has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

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

December 2006 NMTC Transaction

On December 8, 2006, Biovest through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second New Market Tax Credit financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, the Company, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

On December 8, 2006, we loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at our option to shares of Biovest’s common stock at a conversion price of $0.50 per share. Upon closing of Transaction II, Biovest repaid us $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying June 30, 2008 consolidated balance sheet, and is due upon 30 days advance notice by us.

In contemplation of Transaction II, Biovest formed Biolender II as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction II. These funds, together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. The entire equity interest of $5.6 million in Biolender II owned by Biovest has been pledged to Laurus as collateral to secure the Laurus Note.

In contemplation of Transaction II, Fund II was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in Fund II. Additionally, Biolender II and Fund II entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to Fund II in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from Fund II to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the New Markets Tax Credit Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

CDE II is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036. Pursuant to a call right, for a period of six months starting December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007, and continuing until maturity. The CDE II Loan is guaranteed in full by the Biovest and also guaranteed up to an amount of $4.5 million by our officers and directors. Biovest issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed services and their fair value of $1.4 million was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

AutovaxID used the proceeds from the $7.7 million promissory note to pay Biovest $6.1million pursuant to an Asset Purchase and License Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

The transaction was structured so that, on June 9, 2014, AutovaxID will have paid approximately $9.1M in principal and interest payments to CDE II. The operating agreement of CDE II stipulates that any distributable cash received shall be distributed to Fund II in proportion to the respective percentage interest Fund II has in CDE II in an amount sufficient to fully pay the Fund II note payable to Biolender II. On June 9, 2014, Fund II will have paid approximately $9.0 million in principal and interest payments to Biolender II (assuming CDE II exercises its right to call the CDE II loan for $5.7 million on June 9, 2014). At maturity then, total equity of the Fund is approximated to be $100,000, resulting from the difference of $9.1 million in principal and interest payments received less $9.0M in principal and interest paid over the 7.5 year term of the notes.

Biolender II and US Bancorp entered into a put option wherein US Bancorp will have the right to put its investment in Fund II to Biovest near the maturity of the instruments at a price of $120,000. Management has concluded that the fair value of US Bancorp’s investment in Fund II at maturity of both notes (approximately $100,000) would be less than the $120,000 US Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instrument

Other salient terms and conditions of Transaction II are as follows:

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

•

The CDE II Loan is secured by second lien on all assets of AutovaxID for the benefit of CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

The CDE Loan is secured by second lien on all assets of AutovaxID for the benefit of the CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and the CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

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

•

All indebtedness owed by AutovaxID and its subsidiaries to the CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, the CDE II, USBCIC, AutovaxID and Biovest.

•

The tax credits arising from this transaction were fully assigned to US Bancorp. AutovaxID has entered into an indemnification agreement directly with US Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II,; and (xv) AutovaxID and Biovest will operate consistently with the License and Asset Purchase Agreement between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

Under a Reimbursement Agreement dated as of December 8, 2006, Biovest agreed to reimburse St. Louis Development Corp (the 0.01% and managing member of CDE II) up to $32,000 annually for expenses incurred by St. Louis Development Corp in connection with its management of CDE II.

Various legal, accounting, and professional fees of $433,000 paid directly by Biovest and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which Biovest has a variable interest (CDE II, and Fund II) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on Biovest’s consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by Fund II and payable to Biolender II.

Loans from Pulaski Bank. Effective as of December 31, 2007, Biovest and Pulaski extended the maturity date of the outstanding notes dated January 17, 2007 and March 22, 2007, in the respective amounts of $1,000,000 and the $750,000 to June 30, 2008. On February 14, 2008, Biovest reduced the outstanding aggregate loan amounts through a payment of $750,000 to Pulaski, $700,000 of which was applied toward principal, with the remaining $50,000 to be applied against future interest payments as they become due. The notes continue to be unsecured obligations of Biovest, and continue to be guaranteed by certain affiliates of Biovest and the Company. Biovest issued to the guarantors, as additional consideration for the continuation of the guarantees, five year warrants for the purchase of an aggregate total of 1,862,460 shares of Biovest’s common stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The guarantors have piggy-back registration rights for the shares underlying the Warrants. Biovest continues to indemnify and hold harmless each guarantor should their guarantees be called by the Lender. In the event of default by Biovest resulting in a payment to the Lender by the guarantors, Biovest has agreed to compensate each affected guarantor by issuance of that number of shares of Biovest’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On March 31, 2008, Biovest issued 400,000 shares of its common stock to Pulaski in full payment of renewal/extension fees due to Pulaski in connection with these Notes.

Effective as of June 30, 2008, Biovest again extended the maturity of the outstanding notes with Pulaski to September 30, 2008. The terms of this extension require that (a) Biovest reduce the aggregate principal amount of the notes through a payment of $50,000 to Pulaski, due by August 29, 2008.and (b) Biovest issue to Pulaski 50,000 shares of Biovest’s common stock as consideration for the extension fees due. The 50,000 common stock shares were issued to Pulaski on July 29, 2008.

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

In August 2005, we consolidated these borrowings into a new bridge loan agreement with HCGII that provided for us to have aggregate borrowing availability of up to $7.5 million in principal amount at an interest rate of 4.25% per annum (the “Line of Credit”). In connection with this agreement, the $4.2 million advanced under the previous HCGII bridge loans was converted into an obligation under the Line of Credit. The Line of Credit (including all accrued interest) will become due upon the earlier of December 31, 2008 or the completion by our company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). We may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the Line of Credit becomes due or on which we desire to prepay the loan, we must not be in default under our credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the Line of Credit will not become due and cannot be paid until the first day on which both of these conditions are satisfied. Currently, the amount due Laurus under the Laurus credit facility exceeds $2.5 million.

Under the August 2005 Line of Credit with HCGII, we have borrowed $1.7 million as of September 30, 2007 and subsequent to this date has made payments to HCGII of $.7 million. As of December 31, 2007, we had the right to borrow up to $6.5 million in the aggregate upon ten days’ prior written notice to HCGII, provided, however, that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance or with the consent of Laurus. Loan under the Line of Credit is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until December 31, 2008, the maturity date of the loan. The HCGII Line of Credit is subordinate to the Laurus credit facility and the McKesson loans, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

On May 15, 2006, HCGII elected to convert $3.3 million of outstanding principal and interest into 412,892 shares at $8.00 per share which was an approximate 40% premium over the market price at conversion. During the nine months ended June 30, 2008, the outstanding balance was paid by us in cash along with accrued interest.

Credit Facility with Southwest Bank of St. Louis, a M&I Bank f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005, we secured a $3.0 million subordinated revolving credit agreement with Southwest. In March of 2006 we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a July 19, 2009 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees of the Francis E. O’Donnell Jr. Irrevocable Trust #1, Steven Stogel and Dennis Ryll (shareholders of our Company). As of June 30, 2008, all of the $4.0 million credit facility had been drawn and was outstanding.

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

Private Placement of Convertible Debentures

September 2006 Private Placement

The September 2006 private placement of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (“September 2006 Debentures”) are convertible at any time at the option of the holder into shares of our common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. Interest is payable quarterly in arrears in cash, or, at our option, in shares of our common stock. From and after an event of default under the September 2006 Debentures and for so long as the event of default is continuing, the September 2006 Debentures will bear default interest at a rate of 18% per annum. On June 17, 2008, pursuant to a private placement transaction, the September 2006 Debentures conversion price was reset without further anti-dilution protection to $1.25 per share for certain September 2006 Debentures holders who participated in June 17, 2008 transaction.

As a part of the September 2006 Debentures, we issued warrants to the purchasers of the September 2006 Debentures giving them the right to purchase up to an aggregate of 3,136,201 shares of our common stock at an exercise price of $2.75 per share, provided that such warrants may be alternatively exercised for shares of Biovest common stock held by us at an exercise price of $1.10 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. On June 17, 2008, pursuant to a private placement transaction, the issued Warrants’ exercise price reset without further anti-dilution protection to $1.50 per share for certain September 2006 Debentures holders who participated in June 17, 2008 transaction.

February 2007 Private Placement

The February 2007 Debentures are convertible at any time at the option of the holder into shares of our common stock at an initial price of $2.67 per share, subject to adjustment for stock splits, stock dividends, and the like. On June 17, 2008, pursuant to a private placement transaction, the February 2007 Debenture conversion price was reset without further anti-dilution protection to $1.25 per share for certain February 2007 Debenture holders who participated in June 17, 2008 transaction

As a part of the February 2007 Debentures, we issued warrants to the purchasers of the February 2007 Debentures initially giving them the right to purchase up to an aggregate of 2.2 million shares of our common stock at an exercise price of $2.94 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of our common stock at an exercise price of $2.67 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “February 2007 Warrants”). On June 17, 2008, pursuant to a private placement transaction, the issued Warrants’ exercise price reset without further anti-dilution protection to $1.50 per share for certain February 2007 Debentures holders who participated in June 17, 2008 transaction.

As a consequence of this effort, we received an aggregate of $5.6 million in cash from the exercise of the Short-Term Warrants at $2.67 per share, 2,568,564 Short-Term Warrants expired unexercised and we also issued additional warrants to certain of the holders of the February 2007 Debentures to purchase an additional 1,895,133 shares of our Common Stock. These additional warrants have an exercise price of the $2.67 per share and a term expiring on the first to occur of January 19, 2009 or three days following notice of our common stock trading at $6 per share based on a 10-day volume weighted average. On June 17, 2008, pursuant to a private placement transaction, the issued Short-Term Warrants’ exercise price reset without further anti-dilution protection to $1.50 per share for certain February 2007 Debentures holders who participated in June 17, 2008 transaction.

June 2008 Private Placement

The June 2008 private placement of $8.8 million in principal amount of 8% Original Issue Discount Secured Convertible Debentures and maturing on June 17, 2011 (the “June 2008 Secured Debentures”).

The June 2008 Secured Debentures were issued at an 8% original issue discount with monthly interest commencing one year from closing and bearing interest at an annual rate of 8%. After transaction costs, fees and the 8% original issue discount, our net proceeds were estimated to be $7.5 million which will be used to support development, regulatory and partnering strategies for SinuNase™ and Revimmune™ and support general operations.

The June 2008 Secured Debentures are convertible into our common stock at $1.10 per share (the “Conversion Price”) and, provided certain conditions are satisfied, we may, at its option, redeem the June 2008 Secured Debentures for an amount equal to 110% of the then outstanding principal. Commencing six months after closing, the June 2008 Secured Debentures will be amortized through thirty equal monthly payments. All principal amortization payments and monthly interest payments will be made in cash or we may elect to make the payments in shares of its common stock. Our ability to pay interest with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of redemption amount unless the shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements. Any payment in common stock may not exceed 15% of the total dollar traded volume in the applicable stock for the 20 days trading days prior to the amortization payment. Any common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date.

As a part of the June 2008 Secured Debentures, we issued Warrants to the purchasers of the June 2008 Secured Debentures giving them the right to purchase 2,943,131 shares of our common stock at an exercise price of $1.21 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. In connection with the June 2008 Secured Debentures, we also issued to the placement agent for the transaction warrants to purchase 367,892 shares of our common stock at an exercise price of $1.21 per share. All of the Warrants (including the warrants granted to the Placement Agent) will expire on June 17, 2014.

As a part of the June 2008 Secured Debentures, we entered into agreements with Purchasers who are also investors in our private placements dated September 29, 2006, February 28, 2007, and January 18, 2008 (the “Prior Financings”), whereby the conversion price of any 8% Convertible Debenture and/or Preferred Series A-1 stock was adjusted to $1.25 per share. The exercise price of any warrant issued to any such Purchaser in any Prior Financings was adjusted to $1.50 per share. Also, we entered into a Security Agreement with the purchasers of the June 2008 Secured Debentures under which the obligations pursuant to the Debentures and other transaction documents are secured by a first lien in our SinuNase and Revimmune products, including intellectual property.

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

Effective as of May 30, 2008, Biovest entered into an agreement with Laurus and its affiliates, the Valens Funds whereby the Valens Funds agreed to extend the maturity date of their Secured Promissory Notes from Biovest dated December 10, 2007 (the “Notes”) from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, Biovest entered into an amendment to the existing royalty agreements with the Valens Funds (the “Royalty Amendment”) whereby the royalty percentage due to the Valens Funds on sales of Biovest’s biologic products including BiovaxID was increased from 9.0% to 15.5% (the “Royalty Percentage”). In connection with the closing of the Amendment Agreement, Accentia executed a Guaranty Side Letter with Laurus confirming that the portion of Biovest’s existing indebtedness to Laurus which is guaranteed by us shall be changed from 64% of all presently due and outstanding debts and liabilities of Biovest to a fixed principal amount of $5.0 million together with all other obligations covered by and as defined under the Guaranty between us and Laurus dated March 31, 2006. Subsequent to June 30, 2008, Biovest’s debt to the Valens Funds has been amended and the maturity dates of the secured promissory notes to the Valens Funds have been extended through July 31, 2009,

Cash Flows for the Nine Months Ended June 30, 2008

For the nine months ended June 30, 2008, we used $20.7 million in cash to fund our operating activities of which $6.6 million was used by Biovest’s use for operating activities. The use for operating activities included a net loss of $44.6 million, $4.2 million used to reduce accounts payable, $0.4 million return of customer deposits, and $0.2 million unbilled revenues and unearned revenue. This was offset by sources of cash from operations of, $1.4 million accounts receivable, $0.7 million inventories, $0.3 accrued expenses, $0.1 million prepaid expenses and other current assets, and $0.1 million other assets.

The net loss was further offset by non-cash increases of approximately $26.0 million related to $7.0 million accretion of debt discounts, $0.4 million accretion of royalty liability, $2.1 million for change in fair market value of convertible debentures, $4.5 million of stock-based compensation, $8.7 million accretion of capitalized finance costs, $1.5 million issuance of common stock warrants for finance costs, $0.8 million issuance of common stock for expenses, $0.8 million amortization, $0.6 million of depreciation, and $1.8 million in loss on extinguish of debt, offset by a $1.9 million derivative gain, and a $0.3 million gain in non-cash earnings from variable interest entities.

We had net cash inflow from investing activities of $2.2 million for the nine months ended June 30, 2008, primarily consisting of $2.5 million in the release of restricted cash, offset by $0.2 million to acquire intangible assets, and payments for computer equipment, and office improvements of $0.1 million.

We had net cash flows from financing activities of $21.3 million for the nine months ended June 30, 2008. Proceeds from of sale of convertible preferred stock were $8.7 million, proceeds from notes payable were $9.1 million, proceeds from the exercise of stock warrants were $4.6 million, proceeds from convertible debentures were $7.6 million, proceeds from notes payable, related party were $1.3 million, and from long-term debt of $0.6 million. This was offset by payments on notes payable and long-term debt of $5.2 million, net payments to the line of credit of $1.5 million, payments of financing costs of $1.6 million, payments on line of credit, related party of $1.7 million, $0.5 million royalty payment, and payments to related party $0.2 million.

Our net working capital deficit at June 30, 2008 increased from September 30, 2007 by $30.5 million to $83.6 million, which was attributed largely to our year-to-date fiscal 2008 loss and increase in current maturities of long-term debt and notes payable.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of June 30, 2008. The long- and short-term debt is reflected as liabilities on our consolidated balance sheet as of June 30, 2008. Operating leases are accrued and paid on a monthly basis.

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

	Payments Due by Period
	Less than One Year	One to Two Years	Three to Five Years	After Five Years	Total
	(in thousands)
Long-term debt (a)	$51,088	$13,792	$9,715	$—	$74,595
Employment agreements	1,414	540	—	—	1,954
Operating lease agreements	2,206	2,602	239	—	5,047
Milestone payments	250	—	—	—	250

	$54,958	$16,934	$9,954	$—	$81,846

(a)	Includes interest on long-term debt.

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

During the nine months ended June 30, 2008, we made no milestone payments.

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

We are involved in various legal proceedings, including the proceedings specifically discussed below. Management believes that any liability that may arise as a result of these proceedings will not have a material adverse effect on the financial condition of the Company and our subsidiaries taken as a whole and management is not aware of any threatened legal proceedings that could cause a material adverse impact on its business, assets, or results of operations.

Our subsidiary, Analytica is a party to a litigation brought against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. This matter is pending in the Supreme Court of New York, New York County. The defendant has filed an Answer containing counterclaims alleging that he is owed contractual bonus and other compensation and seeking damages for wrongful termination against Analytica, the Company and an officer of the Company. We filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007, the Court granted our motion and dismissed defendant’s counterclaims against our officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. The defendant refiled an Amended Counterclaim in July 2007, and we have filed a motion seeking to dismiss virtually all claims in the Amended Counterclaim. In July 2008, the Court granted our motion as to substantially all relief sought and dismissed a majority of the defendant’s Amendment Counterclaim with prejudice. We have indicated that we plan to pursue our affirmative claims in this matter vigorously and will assert all available defenses against the remaining counterclaims, which we believe are without merit.

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. We intend to seek to dismiss this litigation and plans to defend these claims vigorously.

Subsequent to the period covered by this Report, our subsidiary, Accentia Pharmaceuticals and Collegium Pharmaceuticals, Inc. (“Collegium”) each filed a demand for arbitration under the License Agreement entered into on November 22, 2005, naming Accentia Pharmaceuticals the exclusive licensee of a drug candidate, Allernase™ being developed by Collegium. AllerNase is a formulated suspension of an intranasal topical steroid indicated for the treatment of allergic and non-allergic rhinitis which is currently awaiting potential FDA approval. In its statement of claims in arbitration, Accentia Pharmaceuticals seeks to recover damages from Collegium based upon breach of contract. In its statement of claims in arbitration, Collegium seeks to terminate the License agreement and to recover damages from both Accentia Pharmaceuticals and the Company. We intend to aggressively pursue our claims against Collegium and to vigorously defend all claims asserted by Collegium.

Based upon advice of counsel and our analysis, we believe that exposure to material liability arising from these pending litigations unlikely. Therefore, no amounts are currently accrued for the above litigations.

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which is covered by insurance.

ITEM 1A.	RISK FACTORS

We anticipate that we will need substantial additional funding in the future, and if we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, conducting clinical trials, establishing manufacturing capabilities, and marketing developed products is expensive. We anticipate that we will need to raise substantial additional capital in the future in order to complete the development and commercialization of SinuNase and to fund the development and commercialization of Revimmune and our specialty pharmaceutical product candidates. We have received a report from our independent registered public accounting firm on our consolidated financial statements for our fiscal years ended September 30, 2007, 2006, 2005, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern.

We have announced that the analysis of the unblinded primary endpoint datas from the initial Phase 3 clinical trial of SinuNase failed to achieve statistical significance as to its primary endpoint.

On March 24, 2008, we announced that the analysis of the unblinded primary endpoint data available to us at that date from the Company’s initial Phase 3 clinical trial evaluating the Company’s intranasal antifungal lavage, SinuNase™ (topical amphotericin B 0.01% suspension) did not show the required level of statistical significance when comparing the SinuNase arm to the control arm.

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

Biovest received a report from its independent registered public accounting firm on Biovest’s consolidated financial statements for its fiscal years ended September 30, 2007 and 2006 in which its auditors have included explanatory paragraphs indicating that Biovest’s significant net losses and working capital deficiency cause substantial doubt about Biovest’s ability to continue as a going concern. As of June 30, 2008, Biovest had cash of $0.7 million, of which none was restricted (Note 4). Under the terms of certain agreements, we are is prohibited from providing any further loans to or investments in to Biovest. Accordingly, Biovest will need to raise substantial additional capital from sources other than from us in the near future in order to continue the clinical trials for BiovaxID and continue its operations. Biovest is currently seeking additional financing from a number of sources, including the sale of Biovest equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of Biovest’s vaccine. Biovest management is currently in the process of exploring various financing alternatives, and has hired investment consultants to assist in these efforts. If Biovest raises funds through the issuance of equity securities, our equity interest in Biovest could be substantially diminished. In addition, if Biovest raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available to Biovest on acceptable terms, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 16, 2008, we entered into an Amendment No. 1 with McKesson Corporation (“McKesson”), whereby we agreed to issue to McKesson and McKesson agreed to accept a total of 50,000 shares of our restricted common stock in full compliance with their Termination Agreement Re Biologics Distribution Agreement” dated August 22, 2007. Additionally on May 1, 2008, we entered into a settlement agreement whereby we issued 187,266 shares of our restricted common stock in full payment of our settlement.

All of the securities described above were issued by us in a transaction that was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve any public offering, was made without general solicitation or advertising, and the recipients are accredited investors with access to all relevant information necessary to evaluate the investment and represented to us that the securities were being acquired for investment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On August 13, 2008, we were notified by The NASDAQ Stock Market that we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we will be provided with 180 calendar days, or until February 9, 2009, to regain compliance. This notification does not otherwise, effect the listing of our common stock at this time.

To regain compliance with the Minimum Bid Price Rule, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. If we do not regain compliance by February 9, 2009, the NASDAQ staff will notify us that our common stock will be delisted. In that event and at that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel.

We will seek to regain compliance within this 180 day cure period and will consider alternatives to address compliance with the continued listing standards of The NASDAQ Stock Market.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this quarterly report on Form 10-Q

Number	Description of Document
10.1	Settlement Agreement dated May 1, 2008 between the Company and Investors in the 8% Convertible Debenture transaction dated September 29, 2006
10.2	The NASDAQ Stock Market notification letter dated August 13, 2008.

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of Sarbanes – Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes – Oxley Act.

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of Sarbanes – Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes – Oxley Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ACCENTIA BIOPHARMCEUTICALS, INC. (Registrant)

Date: August 14, 2008	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chief Executive Officer; Chairman of the Board; Director
(Principal Executive Officer)

Date: August 14, 2008	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer; Director
(Principal Financial Officer and Principal Accounting Officer)