Form 10-K
period 2008-09-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2010-08-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-51383

ACCENTIA BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Florida	04-3639490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, the aggregate market value of the voting common stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, formerly known as, the Nasdaq National Market, was approximately $38,604,279.

As of August 16, 2010, there were 58,048,208 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in “ITEM 1A. RISKS FACTORS” in this Annual Report on Form 10-K and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Accentia,” “the Company,” “our company,” “we,” “us,” and similar references refer to Accentia Biopharmaceuticals, Inc. and its subsidiaries. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2008” or “fiscal 2008” means the 12-month period ended September 30, 2008.

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through our, majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, through our, wholly-owned subsidiary Analytica International, Inc., we conduct a health economics research and consulting business which we market to the pharmaceutical and biotechnology industries, using our operating cash flow to support our corporate administration and product development activities.

Revimmune™ is being developed as a comprehensive system of care for the treatment of MS and other human autoimmune diseases. In the treatment of MS, Revimmune seeks to restore neurological and physical functions that have been lost due to disease progression as well as to delay further disease progression. Revimmune’s primary mode of action is to eliminate mature white blood cells (lymphocytes) that circulate throughout the body, including the white blood cells that are believed to cause the progressive disability characteristic of autoimmune disease. At the same time, Revimmune selectively seeks to spare immature immune stem cells in the bone marrow which can repopulate the immune system without the autoimmunity. As part of Revimmune therapy, an immune “rebooting” process takes place as the marrow stem cells reform the immune system with new cells lacking autoimmunity. We are currently planning a Phase 3 clinical trial of Revimmune for the treatment of MS. Additionally, we anticipate potential future studies in other diseases with an underlying autoimmune component.

Through a collaboration with the National Cancer Institute (“NCI”), our majority-owned subsidiary, Biovest International, Inc. (OTCQB: “BVTI”) (“Biovest”) has developed a patient-specific cancer vaccine, BiovaxID®, which has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in follicular non-Hodgkin’s lymphoma patients treated with BiovaxID. Based on Phase 2 and Phase 3 clinical trial results, Biovest plans discussions with the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies regarding marketing approval.

Additionally, through our wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), based in New York City, we conduct a global research and strategy consulting business that provides professional services to the pharmaceutical and biotechnology industries. Since 1997, Analytica has expertly directed research studies and projects, including traditional health economic modeling projects, database studies, structured reviews, health technology assessments, reimbursement analyses, and value dossiers.

REVIMMUNE™

We are developing Revimmune as a comprehensive system of care for the treatment of MS, an autoimmune disease that affects the central nervous system, and potentially for the treatment of other autoimmune diseases.

The Immune System and Autoimmunity

The immune system is the body’s natural defense mechanism for identifying and killing or eliminating disease-causing pathogens (such as bacteria, viruses, or other foreign microorganisms) and tumor cells. In humans, the primary disease fighting function of the immune system is carried out by white blood cells (leukocytes), which mediate two types of immune responses: innate immunity and adaptive immunity. Innate immunity refers to the broad first-line immune defense that recognizes and eliminates certain pathogens prior to the initiation of a more specific adaptive immune response. While the cells of the innate immune system provide a first line of defense, they cannot always eliminate or recognize infectious organisms. In some cases, new infections may not always be recognized or detected by the innate immune system. In these cases, the adaptive immune response has evolved to provide a highly specific and versatile means of defense which also provides long-lasting protection (immune memory) against subsequent re-infection by the same pathogen.

Autoimmune diseases are the result of white blood cells in the body recognizing and injuring or destroying normal (self) organs or tissues. In affected patients, the adaptive immune response (normally targeted against foreign antigens) becomes aberrantly targeted against self-tissues, leading in severe cases to extensive tissue damage, chronic inflammation of affected organs, eventual loss of function and in some cases disability or death. Autoimmune diseases are generally considered manageable in their early stages with immunosuppressive therapies or immunomodulating therapies. These therapies, however, are rarely considered “curative” and patients may suffer from lifelong disease progression.

Autoimmune diseases pose a major burden to society. At least ten million Americans suffer from the more than eighty illnesses caused by autoimmunity. Autoimmunity often afflicts young to middle-aged adults, leading to life-long disease and often life-changing disability. These conditions therefore also pose a disproportionate economic burden to healthcare systems in the industrialized world. Women are especially susceptible and comprise approximately 75% of diagnosed cases. Autoimmune diseases are among the ten leading causes of death among women in all age groups up to age 65.

During recent years, more than 30 neurologic diseases have been recognized either to be caused primarily by autoimmune mechanisms, or to contain autoimmune components. Although many of these diseases can be treated clinically by currently available conventional immunosuppressive regimens, important problems remain: some patients are refractory to standard immunotherapy, and others respond only partially. In many cases, immunosuppressive therapies or therapies to control the symptoms of the disease must be continued indefinitely, maintaining an impaired immune system, and often resulting in cumulative adverse side effects and increased disability.

Multiple Sclerosis (MS)

Approximately 400,000 people in the U.S. have MS with a prevalence rate of approximately 1 in 700 people. MS is generally considered to be an autoimmune neurodegenerative disease in which local inflammation and autoimmune destruction of myelin (a fatty tissue which surrounds and protects the nerve fibers of the central nervous system) leads to acute injury and progressive nerve degeneration. Although the exact cause of MS remains unknown, most researchers and clinicians believe that the myelin is damaged due to an abnormal response by the body’s immune system. MS is a heterogeneous disease with a clinical course that varies with each patient; however, over time most patients inevitably lose significant neurological and physical function often including difficulty in walking leading to dependence on a cane and ultimately a wheelchair. Young adults between the ages of 20 and 30 are most at risk for MS and women have a significantly higher risk than men. According to the Cleveland Clinic, MS related health care costs are estimated at $10 billion annually in the U.S.

There are multiple distinct clinical forms of MS, the most common of which is characterized by relapses followed by remissions, commonly referred to a relapsing-remitting multiple sclerosis (“RRMS”). Approximately eighty-five percent (85%) of MS patients have RRMS at disease onset, though approximately 50% of those will ultimately convert to a more aggressive form of MS referred to as secondary progressive MS (SPMS). Patients with RRMS experience flare-ups (also termed as relapses or attacks) and episodes of acute worsening and exacerbations of clinical neurological symptoms. These episodes are then typically followed by a period of recovery or remission. Several features predict the ultimate conversion to SPMS, including frequency of clinical attacks, accrual of disability, and the presence of gadolinium enhancing lesions which are frequently revealed on MRI. There are currently six approved drugs for the treatment of RRMS: interferon ß-1b (Betaseron®), interferon ß-1a (Avonex® and Rebif®) glatiramer acetate (Copaxone®), mitoxantrone (Novantrone®) and natalizumab (Tysabri®), which is the most recently approved drug for MS. MS is considered to be an uncured disease and even with currently approved therapies most patients will experience progressive accrual of disability. In some cases patients may eventually die of their disease. Current FDA approved disease modifying agents are only partially effective in controlling disease progression, and despite treatment with current agents, many patients experience disease breakthrough or progression. Furthermore, use of these therapies often imposes a life-long compliance burden on patients and leads to increased risks of infection, including instances of progressive multifocal leukoencephalopathy and other complications due to chronic immunosuppression. We believe that there is a large unmet medical need and we are developing Revimmune as a potential new therapeutic approach to treat MS.

Revimmune™: A System of Care to Treat MS and Other Autoimmune Diseases

In contrast to currently approved therapies available to treat MS, Revimmune seeks to eliminate virtually all circulating white blood cells, including those responsible for the autoimmunity, while sparing the patient’s stem cells. As the patient’s eliminated white blood cells are replenished with new white blood cells derived from these stem cells, the patient’s immune system becomes effectively replaced or “rebooted”. The goal of Revimmune is to restore neurologic and physical function that has been lost due to MS while delaying further disease progression.

Revimmune is a comprehensive system of care consisting of an approved active drug administered as part of an integrated risk management system designed to assure its consistent use and minimize the risks of treatment. Revimmune’s active drug, cyclophosphamide, has been approved by the FDA to treat various forms of cancer. Cyclophosphamide is a nitrogen mustard alkylating agent (it destroys target cells by binding to DNA and interfering with cell division and function) which is converted by the liver into an active chemotherapeutic agent. Cyclophosphamide’s effects are dose-dependent. As used in Revimmune, cyclophosphamide is administered at a dose of 50mg/kg which is a unit of measurement where drug dosage is measured in milligrams based on the patient’s body weight measured in kilograms (this dosage of cyclophosphamide is generally referred to as “High Dose”) delivered in a series of 4 daily infusions (which is generally referred to as “Pulsed”). Accordingly, the active drug that is an integral part of Revimmune is referred to as “High-Dose Pulsed Cyclophosphamide”. As a comprehensive system of care, Revimmune is designed to restrict the use of High-Dose Pulsed Cyclophosphamide only to patients who are most likely to benefit from the drug while preventing the use of the drug in patients who are not likely to benefit from the drug or for whom the drug is contraindicated. Our comprehensive system of care will be embodied into a centralized, computer-managed, proprietary clinical risk management system that we have named “Revimmune Bolstering Outcomes Of Therapy” or “REBOOT™”. We anticipate that the REBOOT system will consist of a medication guide to assure proper dosing and patient care, a communication plan to assure patient counseling, education and input for treating physicians, elements to assure safe use including pre-therapy screening for existing conditions, screening for potential drug interactions, diagnostic tests and regimes for prophylactic agents and tests and treatments intended to minimize the potential of infection while the immune system is compromised by the treatment. The REBOOT system will include a patient and physician registry to enable long-term follow-up and research to improve outcomes and minimize risk in treated patients. Furthermore, we expect to enhance patient safety by packaging, labeling and distributing Revimmune therapy only as part of the REBOOT system. Our REBOOT system will be at the core of a formal risk evaluation and mitigation strategy subject to approval by the FDA as a critical part of our planned Phase 3 clinical trial and investigational new drug application (“IND”). Such risk evaluation and mitigation strategies are generally referred as REMS, which were authorized by the 2007 amendment to the Food and Drug Act. REMS are frequently and increasingly included as part of new drug applications, approvals and/or labels to assure safety and to maximize benefit. REMS are subject to enforcement by the FDA through civil penalties.

Early Studies with Low- or Medium-Dose Cyclophosphamide for Treatment of Autoimmune Disease

Lower dose cyclophosphamide regimens (generally 5mg/kg to 40mg/kg) which are not pulsed or delivered over successive days or periods are referred to as “Low or Medium Dose Cyclophosphamide”. Low or Medium Dose Cyclophosphamide has been investigated since the early 1960’s as a potential treatment option for MS and other autoimmune disease. While several of these early studies reported promising results, results from other studies indicated little clinical benefit from Low or Medium Dose Cyslophosphamide. Further, even when these early studies demonstrated that Low or Medium Dose Cyclophosphamide may suppress pro-inflammatory responses and enhance regulation of autoimmunity in MS, such effects were transient and the immune system returned to baseline within a few months to a year after cessation. Therefore, the outcomes for these early studies were controversial and consequently Low or Medium Doses Cyclophosphamide regimens have not become a standard therapeutic approach for MS.

Early Experience with High-Dose Cyclophosphamide: Treatment of Severe Aplastic Anemia

Our current interest in developing Revimmune arose from studies using High-Dose Cyclophosphamide in the treatment of severe aplastic anemia (SAA), a life-threatening autoimmune disorder which targets the bone marrow. Cyclophosphamide is considered to be dose-dependent, and we believe that the major difference between low or medium doses of cyclophosphamide and High-Dose Cyclophosphamide is that at larger doses, cyclophosphamide can effectively ablate virtually all of the circulating white blood cells and establish a longer-lasting effect. Despite the reported success of high-dose cyclophosphamide in treating SAA, the approach received little attention for another two decades due, in part, to the improving results with allogeneic BMT and the emergence of antithymocyte globulin and cyclosporine as a treatment for SAA.

Extension of High-Dose Cyclophosphamide to Additional Autoimmune Diseases

High-Dose Cyclophosphamide’s effects in SAA have led to extensive study of high-dose cyclophosphamide in other severe autoimmune diseases, such as Multiple Sclerosis, Systemic Lupus Erythematosus, Myasthenia Gravis, Chronic Inflammatory Demyelinating Polyneuropathy, Rheumatoid Arthritis and Autoimmune Hemolytic Anemia. Several studes in autoimmune diseases, such as Crohn’s disease and Type 1 Diabetes, explored the use of high-dose cychophosphamide followed by autologous peripheral blood stem cell transplantation. While this approach may be effective, a major concern remains that the transplant procedure will not fully purge autoreactive lymphocytes from the re-infused graft. Furthermore, these regimens are accompanied by myeloablative (bone marrow eliminating) conditioning regimens such as cyclophosphamide followed by total body irradiation or busulfan/cyclophosphamide. These myeloablative regimens pose substantial risk of morbidity or severe complications. To date, over 200 patients with various autoimmune diseases have been treated with high-dose cyclophosphamide regimen without autologous stem cell transplant, including 47 MS patients.

Summary of the Outcomes of Treatment of Autoimmune Diseases with High-Dose Pulsed Cyclophosphamide at JHU

Published outcomes of clinical studies at Johns Hopkins University (“JHU”) discusses the 11 years of experience on over 100 patients with a variety of severe autoimmune diseases who underwent therapy with high dose cyclophosphamide, Blood (ASH Annual Meeting Abstracts), Nov 2009. From August 1996 through August 2008, 124 patients with severe, refractory autoimmune diseases (excluding acquired severe aplastic anemia) were treated with High-Dose Pulsed Cyclophosphamide without hematopoietic stem cell transplantation as described previously. In the study, “response” was defined as a decrease in disease activity in conjunction with a decrease or elimination of immune modulating drugs. “Relapse” was defined as worsening disease activity and/or a requirement of an increase in dose or administration of a new immunosuppressive medication. The overall response rate was 94% with 42% of responders maintaining a durable response at the time of analysis. The durability of response seemed to vary according to the underlying disease and/or disease severity. The actuarial event-free survival at 60 months was 10.6% for SLE, 31% for MS, 42.1% for MG, 50% for AIHA, 33% for pemphigus, and 25% for the other diseases. In the study, disease activity improved from pre-treatment in virtually all patients even at the time of relapse, as many patients became responsive to immunosuppressive agents that were previously ineffective in controlling their disease.

Use of High-Dose Pulsed Cyclophosphamide and Revimmune for Multiple Sclerosis

Three independent studies conducted at three prestigious research universities have collectively established what is in our opinion the proof of principle that High Dose Pulsed Cyclophosphamide is both safe and effective in the treatment of MS and offers the ability in a significant number of patients to reduce disease progression and restore neurological and physical function. The publications of these three studies, conducted at Stony Brook University (Stony Brook, NY), Drexel University (Philadelphia, PA), and Johns Hopkins University (Baltimore, MD), form the basis and rationale for our planned Phase 3 clinical trial and IND to study Revimmune for the treatment of MS and potentially other autoimmune diseases.

Table 1: Published Reports of the Use of High-Dose Pulsed Cyclophosphamide for Treatment of Multiple Sclerosis

Study Site	Publication	Patients Treated	Median Followup Reported	Primary Outcomes after High Dose Pulsed Cyclophosphamide Treatment
Johns Hopkins University, Baltimore, MD	Krishnan, et al. Reduction of disease activity and disability with high-dose cyclophosphamide in patients with aggressive multiple sclerosis. Arch Neurol. Aug 2008;65(8):1044-1051.	9	23 months	Primary endpoint:
				•	56% (5 of 9) of patients showed statistically -significant reduction in disability as measured by EDSS
				•	2.11 point mean decrease in EDSS for 9 treated patients
				•	No deaths or unexpected serious adverse events were observed.
				•	2 patients worsened in EDSS (0.5 points)
Secondary endpoints:
				•	81% mean reduction of GEL’s in MRI
				•	Mean MSFC z-score improved.
Stony Brook University, Stony Brook, NY	Gladstone, et al. High- dose cyclophosphamide for moderate to severe refractory multiple sclerosis. Arch Neurol. Oct 2006;63(10):1388- 1393.	13	15 months	Primary outcomes reported:
		(12 evaluated)		•	75% (9 of 12) reported improvement in bladder function; 50% with complete symptom resolution
				•	42% (5 of 12) of patients showed a statistically significant reduction in disability of as measured by EDSS score 1.04 point mean decrease in EDSS for 12 evaluated patients
				•	0% of patients showed worsening in EDSS score
Other outcomes reported:
				•	No significant change seen in GEL count in treated patients
				•	44% (4 of 9 pt’s evaluated) report improved visual acuity
				•	88% (7 of 8 pt’s evaluated) report reduction in fatigue
				•	100% (10 of 10 pt’s evaluated) report improvement in SF-36 quality of life score

Study Site	Publication	Patients Treated	Median Followup Reported	Primary Outcomes after High Dose Pulsed Cyclophosphamide Treatment
Stony Brook University, Stony Brook NY	Gladstone, et al. High- dose Cyclophosphamide for Moderate to Severe Refractory Multiple Sclerosis: 2-Year Follow- up (Investigational New Drug No. 65863). Am J Ther. Oct 14 2009.	13 (from 2006 study cohort above) 2 additional patients	24 months	Primary outcomes measured:
				•	73% (11 of 15) of patients showed statistically-significant reduction in disability as measured by EDSS
				•	1.1 mean decrease in EDSS for 15 evaluated patients
				•	75% (6 of 8) SPMS patients treated had stable disease or improvement at 2 years
				•	4 of 15 (27%) of patients showed disease progression
Other outcomes reported:
				•	No significant change seen in GEL count in treated patients
Drexel University, Philadelphia, PA	Schwartzman, et al. High- dose cyclophosphamide in the treatment of multiple sclerosis. CNS Neurosci Ther. Summer 2009;15(2):118-127.	23	3.5 years	Primary endpoint:
				•	78% (7 of 9) pt’s with RRMS improved at least one point in EDSS for >6 months. 1 of the two patients who did not meet the endpoint had a sustained improvement of 0.5 points on EDSS for 1.5 years.
				•	39% (9 of 23) pt’s overall, including patients with SPMS improved at least one point in EDSS for >6 months.
Secondary and Tertiary Endpoints:
				•	44% of patients had no progression as of the study conclusion.
				•	78% (7 of 9) RRMS patients experienced reduced MS flare frequency
				•	All RRMS patients experienced a significant increase in physical health, emotional well-being, and social functioning categories of quality of life as measured by the MS-QOL 54 survey.
Total	4 published articles of High Dose Pulsed Cyclophosphamide for Treatment of MS	47 MS patients treated

Abbreviations: RRMS=relapsing-remitting multiple sclerosis; EDSS=expanded disability status scale; SPMS=secondary progressive multiple sclerosis; PPMS=primary progressive multiple sclerosis; MSQOL-54=Multiple Sclerosis Quality of Life-54 Instrument; GEL=gadolinium-enhancing lesion; MSFC=Multiple Sclerosis Functional Composite a three-part, standardized, quantitative, assessment instrument for use in clinical studies, particularly clinical trials, of MS. MSFC z-Score = a standardized score computed from components of the MSFC.

Revimmune Development

While published studies suggest that High-Dose Pulsed Cyclophosphamide may be safe and effective to treat MS, the use of this promising therapy has been limited to relatively small pilot studies conducted at a limited number of academic research hospitals. Because High-Dose Pulsed Cyclophosphamide is generally considered to be an aggressive treatment with significant potential risks associated with its use, we believe that this therapy will not become generally available to MS patients unless a pivotal, well-controlled Phase 3 clinical trial is conducted to determine safety and efficacy. Additionally, without marketing approval from the FDA, third-party reimbursement for this therapy will likely remain unavailable and the standard of care for MS will remain unchanged.

We believe that a number of developments are required to advance High-Dose Pulsed Cyclophosphamide therapy from small pilot research studies to a much larger, controlled, multi-center Phase 3 clinical trial. We also believe that a comprehensive system of care, such as our REBOOT™ system, is required to assure ultimate patient safety (both in the clinical trial and subsequent to marketing approval). This system would seek to formalize patient and physician education, screening, and management throughout the treatment process and would be established following existing FDA regulations. The establishment of this system seeks to ensure that treatment centers participating in our anticipated multi-center clinical trial (and each institution administering the therapy following marketing approval) adhere to the same strict protocol for screening potential patients, analyzing potential patients for conditions or medications which may elevate risk, controlling dosing, managing the administration of therapy to maximize benefit and to minimize risks following immune ablation and reconstitution.

A Phase 3 clinical trial must be designed to definitively demonstrate whether MS patients can be safely and effectively treated with High-Dose Pulsed Cyclophosphamide. Research institutions and leading clinicians who regularly treat large numbers of MS patients must be organized to support and participate in this multi-center Phase 3 clinical trial.

As the commercial sponsor, we are in process of organizing and supporting a significant consortium of institutions and clinicians to design and participate in our planned multi-center Phase 3 clinical trial based on High-Dose Pulsed Cyclophosphamide in the context of our REBOOT system. In September 2007, we conducted an initial meeting with the FDA regarding our proposed design of the clinical trial for Revimmune. We consider the FDA meeting to have been positive, constructive and highly encouraging. Since our initial meeting with the FDA, a number of studies of High-Dose Pulsed Cyclophosphamide in MS have reported encouraging follow-up data (see Table 1) which we expect will provide support and guide the design of our planned clinical trial.

Additionally, we have conducted and are continuing to conduct meetings with numerous clinicians at various institutions who we consider to be pioneers in the field of High-Dose Pulsed Cyclophosphamide for treatment of MS and other autoimmune diseases. We have conducted meetings with our advisors including our statistical consultants to advance our trial design and protocol. In November 2008, we filed for protection under Chapter 11 of the United States Bankruptcy Code which resulted in a temporary delay in commencing our planned clinical trial. We are currently preparing for a follow-up meeting with the FDA to discuss and finalize the design and protocol for the Revimmune multi-center Phase 3 clinical trial in MS and we plan to file our IND for Revimmune during 2010.

Proprietary Rights to Revimmune

We have developed a multi-faceted strategy to maintain and protect our proprietary interests in Revimmune, involving various forms of intellectual property, including patent and non-patent exclusivity. We hold the exclusive world-wide rights to commercialize High-Dose Pulsed Cyclophosphamide to treat MS and certain other autoimmune diseases through a sublicense (the “Revimmune Sublicense”) from Revimmune, LLC, which is affiliated with one of our directors and shareholders, which holds the exclusive license for the technology from JHU (“the JHU License”). Under the Revimmune Sublicense, we are obligated to pay a royalty of 8% of net sales of Revimmune which is equally split between JHU and Revimmune, LLC until the later of the expiration of the last to expire patent under the JHU License on a country by country basis, or 10 years following the first commercial sale of a regulatory approved product regardless of the issuance of any such patents.

We believe that our JHU License creates an important relationship between us, JHU, and the inventors who are JHU faculty and pioneers in the study and development of High-Dose Pulsed Cyclophosphamide. JHU has filed patent applications in the U.S. and several foreign countries with claims pertaining to the use of High-Dose Pulsed Cyclophosphamide to treat MS and certain other autoimmune diseases which are covered by our JHU License. Some of these licensed patent applications are undergoing examination and are subject to pending patent office objections and/or rejections. Additionally, we have filed patent applications for our REBOOT system and certain screening protocols that maximize the safety and effectiveness of cyclophosphamide treatment regimens. Further, we anticipate that our computer software program being developed to implement our REBOOT system will be proprietary and protected through trademark and copyright filings.

Therapeutic Cancer Vaccine – BIOVAXID®

Through our majority-owned subsidiary, Biovest International, Inc. (“Biovest”), we are developing BiovaxID as a cancer vaccine to treat follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”).

The Human Immune System

The immune system functions as the body’s natural defense mechanism for identifying and killing or eliminating disease-causing pathogens (such as bacteria, viruses, or other foreign microorganisms) and tumor cells. In humans, the primary disease fighting function of the immune system is carried out by white blood cells (leukocytes), which mediate two types of immune responses: innate immunity and adaptive immunity. Innate immunity refers to the broad first-line immune defense that recognizes and eliminates certain pathogens prior to the initiation of a more specific adaptive immune response. While the cells of the innate immune system provide a first line of defense, however, they cannot always eliminate or recognize infectious organisms. In some cases, new infections may not always be recognized or detected by the innate immune system. In these cases, the adaptive immune response has evolved to provide a highly-specific and versatile means of defense which also provides long-lasting protection (immune memory) against subsequent re-infection by the same pathogen. This adaptive immune response facilitates the use of preventative vaccines that protect against viral and bacterial infections such as measles, polio, diphtheria, and tetanus.

Adaptive immunity is mediated by a subset of white blood cells called lymphocytes, which are divided into two types: B-cells and T-cells. In the bloodstream, B-cells and T-cells recognize antigens, which are molecules that are capable of triggering a response in the immune system. Antigens are molecules from bacterial, viral, or fungal origin, foreign (non-self) proteins, and in some cases, tumor-derived proteins that can stimulate an immune response. The human body makes millions of different types of B-cells that circulate in the blood and lymphatic systems and perform immune surveillance. Each B-cell has a unique receptor protein (immunoglobulin) on its surface that binds to one particular antigen. Once a B-cell recognizes its specific antigen and receives additional signals from a T-helper cell, it can proliferate and become activated in order to secrete antibodies (immunoglobulins; Ig) which can neutralize the antigen and target it for destruction. T-cells may also recognize antigens on foreign cells, whereby they can promote the activation of other white blood cells or initiate destruction of the targeted cells directly. A person’s B-cells and T-cells can collectively recognize a wide variety of antigens, but each individual B-cell or T-cell will recognize only one specific antigen. Consequently, in each person’s bloodstream, only a relatively few lymphocytes will recognize the same antigen.

Since B-cell cancers such as non-Hodgkin’s lymphoma (“NHL”) are tumors arising from a single malignant transformed B-cell, the tumor cells in NHL maintain on their surface the original malignant B-cell’s immunoglobulin (collectively referred to as, the “tumor idiotype”) that are distinct from those found on normal B cells. The idiotype of a B-cell lymphoma can therefore serve as a tumor-specific antigen for therapeutic cancer vaccine development.

In many cases, including in NHL, cancer cells produce molecules known as tumor-associated antigens, which may or may not be present in normal cells but may be over-produced in cancer cells. T-cells and B-cells have receptors on their surfaces that enable them to recognize the tumor associated antigens. While cancer cells may naturally trigger a B- or T-cell-based immune response during the initial appearance of the disease, this response may be only weakly specific or attenuated in such a way that it does not fully eradicate all tumor cells. Subsequently, tumor cells gradually evolve and escape from this weak immune response and are able to grow into larger tumors. In addition, because cancer cells arise from normal tissue cells, they are often able to exploit or increase existing immune tolerance mechanisms to suppress the body’s immune response which would normally destroy them. In other cases, chemotherapy or other treatment regimens used to treat the cancer may themselves weaken the immune response and render it unable to reject and kill tumor cells. Even with an activated immune system; however, the number and size of tumors can often overwhelm the immune system.

In the case of cancer and other diseases, immunotherapies are designed to activate a person’s immune system in an attempt to combat the disease. There are two forms of immunotherapy used to treat diseases: passive and active. Passive immunotherapy is exemplified by the intravenous infusion into a patient of antibodies specific to the particular antigen. While passive immunotherapies have shown clinical benefits in some cancers, they require repeated infusions and can cause the destruction of normal cells in addition to cancer cells. An active immunotherapy, on the other hand, generates an adaptive immune response by introducing an antigen into a patient, often in combination with other components that can enhance an immune response to the antigen. Although active immunotherapeutics have been successful in preventing many infectious diseases, their ability to combat cancers of various types has been limited by a variety of factors, including the inability of tumor antigens to elicit an effective immune response, difficulty in identifying suitable target tumor antigens, inability to manufacture tumor antigens in sufficiently pure form, and inability to manufacture sufficient quantities of tumor antigens. Nevertheless, in 2010 one active immunotherapy, Provenge® developed by Dendreon Corporation, received marketing approval from the FDA. This represents the first active immunotherapy to successfully gain marketing approval in the U.S. In addition to BiovaxID, there are a number of other active immunotherapeutics for cancer in various stages of clinical trials that have demonstrated promising results.

A number of features of the non-Hodgkin’s lymphomas make these tumors particularly suitable for treatment with a therapeutic cancer vaccine. The malignant B-cell lymphocytes of NHL express a unique, identifiable tumor-specific antigen protein which is not expressed by other (healthy) cells in the body. In contrast, the majority of human cancers typically lack strong ubiquitous expression of tumor-specific antigens to distinguish them from normal cells, or they express a potentially widely-varying mix of antigens which can be difficult to identify and formulate into a successful therapeutic vaccine.

Non-Hodgkin’s Lymphoma (NHL)

NHL is a heterogeneous group of malignancies of the lymphatic system with differing clinical behaviours and responses to treatment. BiovaxID has been studied in two distinct forms of non-Hodgkin’s lymphoma, namely, FL and MCL. NHL is the fifth most common type of cancer in the U.S., with an estimated prevalence of 438,325 cases in 2007 in the U.S. NHL accounts for 5% of all cancer deaths in the U.S. NHL is one of the few malignancies in which there continues to be a rise in incidence. Since the early 1970’s, incidence rates for NHL have nearly doubled. Moreover, in spite of recent advances in the standard of care, the overall five-year survival rate remains at approximately 63%. According to the NCI, in 2009 it is estimated that 65,980 new cases of NHL will be diagnosed and 19,500 Americans will die from the disease, with a comparable number estimated in Europe.

NHL is usually classified for clinical purposes as being either “indolent” or “aggressive,” depending on how quickly the cancer cells are likely to grow and spread. The indolent, or slow-growing, form of NHL has a very slow growth rate and may need little or no treatment for months or possibly years. Aggressive, or fast-growing, NHL tends to grow and spread quickly and cause severe symptoms, and patients with aggressive NHL have shorter overall survival.

Follicular Lymphoma (FL)

Indolent (slow growing) and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is FL. Accordingly, approximately 22% of new cases of NHL fall into the category of disease known as indolent FL. The U.S. prevalence (number of cases) for FL is estimated to be 100,603 cases in 2006. We have conducted a Phase 2 clinical trial followed by a Phase 3 clinical trial in FL under Biovest’s IND. FL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite its slow progression, FL is almost invariably fatal. The median survival reported for FL patients ranges between 8 and 10 years, although these figures may have become slightly higher within the last decade as a result of the introduction and widespread use of rituximab, which is a monoclonal antibody (a protein can targets and binds to a specific target protein; in rituximab’s case this target is a B-cell protein called CD20).

The current standard of care for the first-line treatment of FL consists of rituximab-containing chemotherapies and increasingly, long-term use of rituximab following chemotherapy (known as rituximab maintenance therapy). Recently, a Phase 3 clinical trial (the GELA-sponsored PRIMA study reported at the 2010 Annual Meeting of the American Society of Clinical Oncology) investigating the use of two years of rituximab maintenance therapy in FL patients responding to first line immunochemotherapy has demonstrated that rituximab maintenance therapy improves progression-free survival (the time elapsed between assessment of treatment effect and tumor progression or death) in treated patients. Over time, a significant number of patients develop tumors which become refractory (resistant or unresponsive) to rituximab therapy and with prolonged use of rituximab (as is the case with maintenance therapy), we believe that a substantial fraction of treated patients may develop tumor resistance to rituximab or rituximab-like agents. Notwithstanding treatment with the standard of care including rituximab maintenance therapy, most FL patients eventually relapse and their lymphoma will return. In spite of additional therapies or autologous stem cell transplants, many FL patients will die of their lymphoma. Accordingly, many patients with FL will likely require treatment options in addition to rituximab based immunotherapy, rituximab maintenance therapy, and/or other CD20-targeting therapies like radioimmunotherapy.

The Boxed Warnings Section included in the FDA’s Official Product Label for rituximab cites numerous complications to be considered in the use of the agent. These include: fatal infusion reactions, tumor lysis syndrome (TLS) with associated acute renal failure, severe mucocutaneous reactions and progressive multifocal leukoencephalopathy (PML). The Product Label provides additional warnings and precautions including hepatitis B virus (HBV), reactivation infections, cardiovascular events, renal toxicity and bowel obstruction and perforation. In light of the risks raised by the existing reports, we believe that the indefinite use of rituximab maintenance therapy to treat patients beyond the two-year maintenance regimen is likely to be the subject of additional study.

We are developing BiovaxID to offer patients a therapy which is complementary to the current standard of care (including rituximab maintenance therapy) and which has a completely different mode of action than rituximab and other anti-CD20 therapies such as the radioimmunotherapies tositumomab (Bexxar®) or ibritumomab tiuxetan (Zevalin®). Rituximab targets a cell-surface protein found on virtually all B-cells (i.e., healthy and cancerous), called CD20. Thus rituximab as an anti-CD20 therapy seeks to destroy both cancerous cells and healthy cells. In contrast, BiovaxID is not an anti-CD20 therapy because BiovaxID’s mode of action does not target or rely upon the CD20 protein making BiovaxID a new therapeutic approach. Specifically, BiovaxID targets the idiotype protein, which is a tumor-specific antigen present only on the surface of cancerous B-cells and not on the surface of healthy B-cells. We, therefore expect that resistance mechanisms affecting rituximab and anti-CD20 agents, which are largely related to alterations in CD20 expression, will not affect BiovaxID, which targets an entirely distinct protein on the tumor.

Figure 1

Figure 1: BiovaxID targets tumor-specific idiotype, a protein unique to the tumor and not found on healthy (non-malignant) B-cells. In contrast, current monoclonal antibody-based therapies for NHL, including rituximab (Rituxan®), tositumomab (Bexxar®), and ibritumomab tiuxetan (Zevalin®) target CD20, a cell-surface protein expressed by both tumor and healthy B-cells. As such, through its unique mode of action, BiovaxID represents a new therapeutic approach to treating FL.

Mantle Cell Lymphoma (MCL)

MCL is a rare, aggressive subtype of NHL characterized by short remissions and rapid progression similar to aggressive lymphomas and successive relapses, reflecting incurability similar to indolent lymphomas. The median overall survival for MCL has been cited as 3 to 5 years and the disease currently lacks a consensus standard of care. MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which approximately one half are in the US.

The majority of MCL patients have disseminated disease and bone marrow involvement at diagnosis. Patients’ clinical outcomes from currently available therapies are poor. Although many therapeutic regimens are capable of rendering high initial response rates, these responses are of short duration (i.e., about 20 months) and the relative survival rates of MCL patients are among the lowest compared to other types of NHL. The prognostic after the first relapse is very poor, with an expected median overall survival of about 1-2 years. No currently available therapeutic regimens are curative.

While several therapeutic regimens are available to treat MCL patients, there currently exists no consensus standard of care for treatment of first-line or relapsed MCL. As such, MCL remains incurable and it is generally considered that additional treatment options are required given this significant unmet medical need.

Currently, upon first diagnosis of MCL patients are often evaluated for eligibility for autologous stem cell transplantation. Stem cell transplantation, an aggressive treatment protocol consisting of high-dose chemotherapy, immunotherapy and full-body radiation, aims to treat patients’ tumor and purge the bone marrow of lymphoma cells. MCL patients who are eligible for stem cell transplantation receive immunotherapeutic therapy followed by stem cell transplantation. In some protocols, the use of a very aggressive chemotherapy regimens such as R-HyperCVAD (rituximab, cyclophosphamide, vincristine, doxorubicin, and dexamethasone alternating with rituximab plus high dose methotrexate and cytarabine) with severe toxicities have also been described. Unlike in FL, the addition of rituximab to immunotherapy to treat MCL has not been definitively established to significantly extend progression free survival or provide overall survival benefits.

MCL patients who are not eligible for stem cell transplantation commonly receive chemo-immunotherapy; however, overall, conventional chemotherapy regimens do not control the disease over the long-term.

The use of these aggressive chemotherapeutic and transplant approaches is associated with high rates of treatment discontinuation, non-trivial mortality rates, and high risk of myelodysplastic syndrome. The toxicity associated with these regimens largely limits these options primarily to a select subset of the MCL patient population (namely the younger and more initially healthy patients who can tolerate high-intensity treatments); even this subset, however, ultimately gains only modest benefits from existing treatment options. Moreover, the use of these more aggressive regimens appears not to result in superior overall survival as compared to standard therapies.

We are developing BiovaxID as an additional treatment option for MCL patients. Under Biovest’s IND, a Phase 2 clinical trial was conducted studying BiovaxID to treat MCL. Based on the safety data from the three BiovaxID clinical trials conducted in NHL, combined with data from the Phase 2 clinical trial in MCL, under Biovest’s IND, as well as based on the efficacy data from Biovest’s Phase 2 clinical trial in MCL, we believe that BiovaxID may represent a new treatment option for MCL patients.

Development Status of BiovaxID

Introduction

Preliminary studies demonstrated that treatment of patients with NHL with an active immunotherapy could allow a patient’s immune system to produce B-cells and/or T-cells that recognized numerous portions of their tumor antigen and generate clinically significant immune responses. These studies provided the rationale for large-scale trials of active specific immunotherapy of this disease. These studies have been published in The New England Journal of Medicine (October 1992), Blood (May 1997), and Nature Medicine (October 1999). In the treatment of cancer, residual tumor cells remaining in the patient after completion of surgery or anti-tumor therapy are often the cause of tumor relapse. These residual tumor cells cannot always be detected by standard imaging techniques but their destruction may be feasible by active immunotherapy. The use of such vaccines differs from traditional cancer treatment in that the ultimate mechanism of action against the tumor is indirect: the anti-tumor immunity induced by vaccination, rather than the vaccine itself, is ultimately responsible for treatment benefit.

In 1994, the NCI filed for initiation of an IND for the purpose of conducting clinical trial(s) investigating the use of BiovaxID in NHL. Under this IND, the NCI began in 1994 a Phase 2 clinical trial in FL; in 1999, the Phase 3 clinical trial in FL; and in 2000 a Phase 2 clinical trial in MCL. The NCI selected us to produce the vaccine for the initial Phase 2 clinical trial in FL. In 2001, we entered into a formal cooperative research and development agreement (CRADA) with the NCI which formalized our collaboration with the NCI. The IND filed by the NCI was formally transferred to us in April 2004, which made our Company the exclusive sponsor of the IND with full rights to complete the NCI-initiated Phase 3 clinical trial in FL and the NCI-initiated Phase 2 clinical trial in MCL, to communicate and negotiate with the FDA relating to marketing approval for BiovaxID and to conduct other clinical studies in NHL under the IND.

Follicular Lymphoma (FL)

Regulatory

In May 2006, the FDA granted Biovest fast track status (“Fast Track”) for BiovaxID for the treatment of FL. The Food and Drug Administration Modernization Act of 1997 (FDAMA) includes Section 112, “Expediting study and approval of fast track drugs.” This section mandates the Agency to facilitate the development and expedite review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Fast Track adds to existing programs, such as accelerated approval, the possibility of a “rolling submission” for a marketing application. An important feature of Fast Track is that it emphasizes the critical nature of close early communication between the FDA and sponsor to improve the efficiency of product development. Fast Track is a formal mechanism to interact with the FDA using approaches that are available to all applicants for marketing claims. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting a New Drug Application in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. The Fast Track status is intended for the combination of a product and a claim that addresses an unmet medical need, but is independent of Priority Review and Accelerated Approval. An applicant may use any or all of the components of Fast Track without the formal designation. Fast Track status does not necessarily lead to a Priority Review or Accelerated Approval.

In October 2006, the European Medicines Agency (“EMEA”) granted Biovest Orphan Medicinal Product designation for BiovaxID for the treatment of FL. This designation is intended to promote the development of products that may offer therapeutic benefits for diseases affecting less than five in 10,000 people in the European Union (“EU”). The Commission of the European Union entered BiovaxID into the European Community’s Drug Register for Rare Diseases. This acceptance by the Commission followed the previous recommendation by the Committee on Orphan Medical Products (COMP) of the EMEA that BiovaxID be granted designation as a treatment for a rare disease. The EMEA’s orphan medicinal product designations are based on several criteria that include the rarity and seriousness of the condition, and the availability of other effective therapies. In addition, it is required that an orphan drug product treats disorders inflicting fewer than five in 10,000 people. Orphan Medicinal Product designation provides opportunities for free protocol assistance, fee reductions for access to the centralized community procedures before and after marketing authorization, and 10 years of market exclusivity following drug approval.

In October 2009, the FDA granted Biovest, Orphan Drug designation for BiovaxID for the treatment of FL and in July 2010, the FDA granted Bivoest, Orphan Drug designation for BiovaxID for the treatment of MCL. Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. After the FDA grants Orphan Drug designation to a product, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an Orphan Drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances such as greater effectiveness, greater safety, major contribution to patient care, or inadequate supply.

Phase 2 Clinical Trial

In 1994, a Phase 2 clinical trial was commenced by the NCI to evaluate the ability of BiovaxID to eradicate residual lymphoma cells in 20 patients with FL who were in chemotherapy-induced first clinical complete remission. All 11 patients with a detectable lymphoma gene sequence (translocation) in their primary tumors had cells from the malignant clone detectable in their blood by DNA polymerase chain reaction (PCR) analysis both at diagnosis and after chemotherapy, despite being in complete remission. In this clinical trial, molecular remission was defined as patients lacking any detectable residual cancer cells bearing the translocation as determined by a very sensitive PCR technique. After vaccination, 8 of 11 patients converted to lacking cells in their blood from the malignant lymphoma clone detectable by PCR. Anti-tumor T-cell responses were found in the vast majority of the patients (19 of 20 patients), whereas anti-tumor antibodies were detected, but apparently were not required for molecular remission. Vaccination was thus associated with clearance of residual tumor cells from the blood and long-term disease-free survival. The demonstration of molecular remissions and uniform, specific T-cell responses against lymphoma tumor targets, as well as the addition of granulocyte–monocyte colony-stimulating factor (GM-CSF) to the vaccine formulation provided the rationale for the initiation of a larger Phase 3 clinical trial at the NCI in 2000. These results were published in Nature Medicine (October 1999).

Phase 3 Clinical Trial (BV301) of BiovaxID for Treatment of Follicular Lymphoma

Overview and Objectives

In January 2000, a Phase 3 multi-center, double blind, randomized, controlled clinical trial (BV301) modeled on the NCI Phase 2 clinical trial was initiated by the NCI. As was in NCI Phase 2 clinical trial, in the Phase 3 clinical trial BiovaxID consisted of patient-specific idiotype protein (Id) conjugated or combined with keyhole limpet hemocyanin (KLH), an immunogenic carrier protein) and administered with granulocyte-monocyte colony stimulating factor (which is known as GM-CSF and which is a biological response modifier).

The primary objectives of the Phase 3 clinical trial were to confirm the safety and efficacy of BiovaxID in two predefined groups:

(1) All Randomized Patients: all randomized patients (the “Randomized Patients”) including patients who completed initial chemotherapy but relapsed and did not receive either BiovaxID or Control.

(2) All Treated Patients: the Randomized Patients who were disease-free at the time of vaccination and consequently received at least one dose of BiovaxID or control.

The secondary objectives of the Phase 3 clinical trial included: (1) to determine the ability of BiovaxID to produce a molecular complete response in subjects in clinical complete response, but with polymerase chain reaction (PCR) evidence of residual disease after standard chemotherapy; (2) to determine the impact of BiovaxID on molecular remission in FL patients; (3) to evaluate the ability of BiovaxID to generate an immune response against autologous tumor; (4) to determine and compare the overall survival (OS) of subjects randomized to receive either treatment assignment; and (5) to evaluate the safety of BiovaxID administered with GM-CSF.

Biopsy, Chemotherapy, and Immune Recovery

Prior to chemotherapy initiation, an excisional lymph node biopsy was performed to obtain tissue for tumor classification and characterization, and to provide starting material for BiovaxID production. Following this biopsy, patients were initially treated with PACE chemotherapy (a combination of prednisone, doxorubicin, cyclophosphamide, etoposide) in order to induce a complete response (CR) or a complete response unconfirmed (CRu) as measured by CT radiological scans.

The trial protocol stipulated that for all patients, an Immune Recovery Period of approximately 6 months following completion of chemotherapy was required to be completed without relapse before vaccination. The Immune Recovery Period was required in order to maximize the potential for immune response to vaccine and to avoid confounding factors from any potential lingering immunosuppressive effects of chemotherapy.

Randomization to Immune Recovery Followed By BiovaxID or Control

When the NCI designed the Phase 3 clinical trial protocol, a decision was made to randomize patients immediately after completion of chemotherapy and not to wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g. the control patients). In the trial, of 234 patients initially enrolled into the study, 177 patients completed chemotherapy successfully and were randomized.

As per the design of the study, patients who relapsed during the Immune Recovery Period were excluded from treatment with BiovaxID or Control notwithstanding the fact that they had been randomized. In the clinical trial, of the 177 initially randomized patients, 117 remained eligible to be treated with either BiovaxID (76 patients) or control (41 patients) at the end of the Immune Recovery Period. Sixty patients of the 177 randomized patients relapsed during the Immune Recovery Period and were not treated with either BiovaxID or control (Figure 2).

Figure 2

Figure 2: Flow Diagram of Phase 3, double-blind, randomized clinical trial of patient-specific vaccination with BiovaxID + GM-CSF in first complete remission. 234 patients were enrolled at 14 centers and assessed for eligibility. Of those enrolled, 57 were excluded from randomization for reasons indicated. 177 patients were randomized (ITT population), of which 118 were allocated to the BiovaxID (Id-KLH + GM-CSF) arm (treatment) and 59 were allocated to the KLH + GM-CSF arm (control). Patients that failed to remain in CR/CRu (60 total) did not receive either vaccine. As a result, 76 patients were vaccinated with Id-KLH + GM-CSF and 41 were vaccinated with KLH + GM-CSF, comprising the modified ITT (mITT) population. Patients receiving less than 5 immunizations either withdrew from the study or relapsed before completion.

Trial Enrollment and the Use of Rituximab-Containing Induction Chemotherapy

During the course of the Phase 3 clinical trial, the standard of care for induction chemotherapy in FL changed to include rituximab, which reduced our ability to recruit and enroll patients into the study. In order to facilitate enrollment in the clinical trial, we amended the study protocol in 2007 to permit the use of a rituximab-containing chemotherapy regimen (CHOP-R) as induction therapy. Before patients receiving CHOP-R could be treated with BiovaxID or control, and due to the protracted enrollment, the clinical trial’s Independent Data Monitoring Committee (“DMC”); a committee responsible for reviewing the available unblinded clinical trial data in the study and responsible for recommendations to the sponsor and the FDA, recommended an interim analysis of the clinical trial’s endpoints and overall safety profile which resulted in the termination and halting of the trial in 2008.

In light of the recommendation of the DMC, and before any patients treated with CHOP-R had been vaccinated with BiovaxID or control, the FDA requested that we abstain from vaccinating any patients who received CHOP-R. Accordingly, we did not vaccinate any of the patients who received CHOP-R chemotherapy under the clinical trial protocol.

As of April 15, 2008, when the clinical trial was officially closed, a total of 234 subjects had been enrolled and 177 subjects had been randomized in the Phase 3 clinical trial, which was less than the original clinical trial plan which called for 629 subjects to be enrolled and 540 to be randomized. While the termination of the trial before completion of the planned accrual resulted in a smaller sample size than was originally intended, we believe that the randomized nature of our trial yields a valid conclusion because its baseline characteristics were well balanced, allocation to treatment arms was concealed, and the study was double-blinded.

Results

As reported at the plenary session of the Annual Meeting of the American Society of Clinical Oncology (ASCO 2009, Orlando, FL), the patient cohort of the 177 All Randomized patients (which included 117 (66%) Treated Patients and 60 (35%) patients who were not treated) demonstrated no statistically significant difference in median DFS from randomization between treatment and control arms. At ASCO, we further reported that the 117 Treated Patients who received at least one dose of either BiovaxID or control, which represents a modified intent-to-treat population, demonstrated approximately 13.6 months of prolonged DFS. We further reported that the Treated Patient analysis satisfies the prospectively defined primary clinical trial objective. Of these 117 Treated Patients, 76 patients received at least one dose of BiovaxID (referred to as the BiovaxID Arm) and 41 patients received at least one dose of control (referred to as the Control Arm). No serious adverse events were reported in either the BiovaxID Arm or the Control Arm. At the median follow-up of 56.6 mo (range 12.6-89.3 mo), a statistically significant improvement of 13.6 months was observed in the disease-free survival between patients in the BiovaxID Arm (44.2 mo), versus the Control arm (30.6 mo) (log-rank p-value = 0.045; HR = 1.6). Using a Cox proportional-hazard model, a statistically significant hazard ratio (HR) of 0.62 was achieved (p=0.048; 95% CI: 0.39, 0.99). This means that patients receiving BiovaxID experienced an approximately 61% (1/0.62) lower risk of cancer recurrence compared to patients who received the control vaccine. The Phase 3 clinical trial’s secondary endpoint of overall survival (OS) has not yet been reached for either group due to the length of follow-up to date.

We are currently preparing for discussions with the FDA regarding marketing approval of BiovaxID for the treatment of FL. Biovest’s pending reorganization under Chapter 11, which commenced in November 2008, resulted in a delay in Biovest’s planned meetings with the FDA. Additionally, we wanted to examine patient tissue samples from the Phase 3 clinical trial to determine and report to the FDA certain secondary endpoints including molecular remission and immune response because molecular and immune response data reported in the Phase 2 clinical trial discussed above was very encouraging (Nature Medicine, October 1999). We have not yet conducted this analysis due primarily to delays related to various internal policies and laws concerning patients’ confidentiality at the NCI where the patient tissue samples are held. We believe that these administrative issues have recently been resolved and that the desired analysis will commence shortly. We anticipate conducting such meetings with the FDA in 2010.

Mantle Cell Lymphoma (MCL)

In 2000, the NCI initiated a Phase 2 open-label clinical trial (NCT00020215) of BiovaxID for the treatment of MCL. This Phase 2 clinical trial was based upon the NCI’s Phase 2 clinical trial in FL. The primary objective of this Phase 2 clinical trial was to study BiovaxID in treatment-naïve patients with MCL and to determine the safety and efficacy of BiovaxID following a rituximab-based immunotherapy. Twenty-six patients with untreated, mostly (92%) stage IV MCL, were enrolled. All patients received six cycles of EPOCH-R (which is an immunotherapy consisting of etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin, rituximab); 92% of the patients achieved complete response (CR) and 8% achieved partial response (PR). All but 3 patients (i.e., due to disease progression or inability to manufacture the vaccine) received BiovaxID together with-KLH on day 1, along with GM-CSF (100 µg/m2/day) on days 1-4 at 1, 2, 3, 4, and 6 months starting at least 3 months post-chemotherapy.

The results of our MCL Phase 2 clinical trial were reported in Nature Medicine (August 2005). As reported in Nature Medicine, after a median follow-up of 46 months, the OS was 89%, the median event-free survival (EFS) was 22 months, and five patients remained in continuous first CR. Antibody responses to immunization were detected in 30% of the patients, following a delayed pattern (i.e., detected mostly after the 4-5th vaccination) which paralleled the peripheral blood B-cell recovery. Most importantly, specific CD4+ and CD8+ T-cell responses were detected in 87% of patients post-vaccine, and in 7 of 9 patients tested these responses were detected after the 3rd vaccination when peripheral B-cells were by and large undetectable. The detected cytokine release response included GM-CSF, INF-g, and TNF-a (type I). In this study, BiovaxID induced both humoral and cellular immune responses following almost complete depletion of B-cells following rituximab-containing chemotherapy. The adverse events observed in this trial were minimal and comparable to the toxicities observed in the FL studies. These were limited mostly to injection site reactions, similar to those reported in the Phase 2 and Phase 3 FL clinical trials.

On May 13, 2010, Biovest submitted an application to the FDA seeking Orphan Drug designation for BiovaxID to treat MCL, and on July 9, 2010 FDA notified Biovest that Orphan Drug designation for BiovaxID in the treatment of MCL had been granted. Biovest is also preparing to submit applications seeking Orphan Drug designation from the EMEA and Fast Track status from the FDA. Now that Biovest’s Orphan Drug application is concluded, we plan to meet with the FDA to discuss the data from the MCL Phase 2 clinical trial supported by the data from the Phase 2 and Phase 3 clinical trials in FL and the pathway for marketing approval for BiovaxID to treat MCL.

Proprietary Rights to BiovaxID®

As a result of Orphan Drug designation for the treatment of FL and MCL, we have seven years of market exclusivity in the U.S. from the date of FDA marketing approval. We have ten years of market exclusivity in Europe as a result of Orphan Medicinal Product designation for the treatment of FL by the EMEA.

In addition to market exclusivity based on governmental regulation, we shall rely on proprietary rights provided by a combination of an exclusive world-wide license to the cell line that is used in the production of BiovaxID, patent protection, trade secret protection, and Biovest’s ongoing innovation. Although the composition of matter of the BiovaxID vaccine is not patentable, we have filed an international patent application (PCT) relating to methods of treatment using Biovest’s vaccine. In addition, we have filed U.S. and foreign patent applications relating to certain features of the AutovaxID instrument used in the production of the vaccine. Biovest’s proprietary production system will use fully enclosed and disposable components for each patient’s vaccine. We believe that, without the availability of an automated production system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. Biovest has been granted the registration of the trademark BiovaxID. BiovaxID is manufactured with a proprietary cell line, which Biovest has licensed on a world-wide exclusive basis from Stanford University (Stanford). This is significant, because we believe that the use of any cell line other than Biovest’s exclusively licensed cell line, in the production of a similar idiotype vaccine would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

BiovaxID® Manufacturing Process and Facility

Manufacturing Process

The BiovaxID production process begins when a sample of the patient’s tumor is extracted by a biopsy and the sample is shipped refrigerated to Biovest’s facility in Minneapolis, Minnesota. At Biovest’s facility, we identify the antigen idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. In NHL, the tumor B-cells bear the surface idiotype (immunoglobulin or antibody) derived from the original transformed malignant B-cell, but do not typically secrete it in an amount suitable for vaccine production. In order to make sufficient quantities of idiotype for vaccination, the patient’s tumor cells are then fused with an exclusively licensed cell line (mouse/human heterohybridoma cell line K6H6) from Stanford to create a hybridoma or hybrid cell.

After the creation of the hybridoma, we determine which hybridoma cells display the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine. The selected hybridoma cells are then seeded into Biovest’s proprietary hollow fiber bioreactors, where they are cultured and where they secrete or produce idiotype antigen. The secreted idiotype is then collected from the cells growing in the hollow fiber reactor. After a sufficient amount of idiotype is collected for the production of an appropriate amount of the vaccine, the patient’s idiotype is purified using multi-step purification processes.

Figure 3

Figure 3: Individualized Manufacturing Process for BiovaxID immunotherapy: (Clockwise) Beginning with an excisional (>2cm) lymph node biopsy, tumor cells are fused with Biovest’s proprietary mouse/human heterohybridoma in order to induce secretion of normally surface-bound tumor immunoglobulin (idiotype). Id-secreting clones are identified by comparing their unique idiotype sequence to the tumor’s after which they are cultured (expanded) in a proprietary hollow-fiber bioreactor system (not shown). During culture, supernatant (containing idiotype) is collected until sufficient amounts have been produced to yield adequate dosage of vaccine. This supernatant is purified by affinity chromatography and conjugated (bonded) to KLH carrier protein, resulting in a finished vaccine that can be shipped and administered to patients. In the Phase 3 clinical trial, manufacturing success was approximately 95% of treated patients. (Fig. reprinted from Neelapu, et al. Exp. Opin Biol Ther 2007).

We use a method known as “hollow-fiber perfusion” to produce the cell cultures used in the manufacture of BiovaxID. Hollow-fiber perfusion, as compared to other cell culture methods, seeks to grow cells to higher densities more closely approaching the density of cells naturally occurring in body tissue. The hollow-fiber perfusion method involves using hair-like plastic fibers with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. We believe that hollow-fiber technology permits the harvest of cell culture products with generally higher purities than stirred-tank fermentation, a common alternative cell culture method, thereby reducing the cost of purification as compared to stirred tank fermentation. Additionally, the technology associated with the hollow-fiber process generally minimizes the amount of costly nutrient media required for cell growth as opposed to other cell culturing techniques.

After manufacture and purification, the resulting purified idiotype is then conjugated, or joined together, with KLH, to create the vaccine. KLH is a foreign carrier protein that is used to improve the immunogenicity, or ability to evoke an immune response, of the tumor-specific idiotype. The vaccine is then frozen and shipped to the treating physician. At the treating physician’s office, the vaccine is thawed and injected into the patient.

The vaccine is administered in conjunction with granulocyte macrophage colony- stimulating factor (GM-CSF), a natural immune system growth factor that is administered with an idiotype to stimulate the immune system and increase the response to the idiotype. In the clinical trials, patients were administered five monthly BiovaxID injections in the amount of 0.5 milligram of idiotype per injection, with the injections being given over a six-month period of time in which the fifth month is skipped. Through this process, the patient-specific idiotype is used to stimulate the patient’s immune system into targeting and destroying malignant B-cells bearing the same idiotype.

We estimate that an average of 3 months is required to manufacture each vaccine which for most patients may over-lap the time period when induction chemotherapy is being administered. While the manufacturing process for the BiovaxID vaccine is highly personalized to each patient and somewhat complex, we consider it to be highly controlled and predictable. During the Phase 3 clinical trial we experienced an approximately 95% success rate in manufacturing vaccines with the most common reason for a failure to successfully produce a patient’s vaccine being attributed to the presence of rare idiotype variants as opposed to the failure of a step in the manufacturing process.

Manufacturing Facility

BiovaxID is a personalized medicine which is produced separately for each individual patient through a laboratory process based on the patient’s own tumor cells derived by biopsy. Following regulatory approval of BiovaxID, we plan to produce BiovaxID in Biovest’s existing facility located in Minneapolis, Minnesota. In order to facilitate the regulatory process, we are preparing a dedicated suite of laboratory clean rooms especially designed to produce BiovaxID. As the regulatory process advances toward completion, we anticipate expanding Biovest’s manufacturing facility as required to meet anticipated commercial requirements. During the Phase 3 clinical trial, BiovaxID was produced at Biovest’s facility in Worcester, Massachusetts. Because we have relocated the site of the manufacturing process to Biovest’s Minneapolis facility following the clinical trials and because we are expanding that facility, we are currently in the process of demonstrating to the FDA that the product under these new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement will also apply to future expansions of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful commercialization of the vaccine. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing Biovest’s AutovaxID instrument. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

Competition for BiovaxID

If approved, BiovaxID® will be required to compete with currently approved therapies, as well as, therapies which may be approved in the future. There are currently no approved therapies which use BiovaxID’s mode of action, which is to induce an adaptive, specific and durable immune response to identify and eradicate the residual lymphoma cells remaining after a patient achieves remission in an effort to extend that remission or avoid relapse. BiovaxID is a therapy designed to be administered to lymphoma patients who have achieved complete remission after initial chemotherapy treatment. BiovaxID represents a new treatment approach which utilizes the biology of lymphoma to selectively stimulate the patient’s own immune system to identify and kill cancerous B-cells that we believe may optimize and complement existing therapies.

BiovaxID is the only personalized cancer vaccine for treatment of FL that has demonstrated significant clinical benefit in a Phase 3 clinical trial. Two other vaccines (MyVaxTM developed by Genitope Corporation and Specifid™ developed by Favrille, Inc.) which were studied in Phase 3 trials in FL patients did not report statistically significant clinical benefit. There are fundamental structural differences between BiovaxID and the personalized cancer vaccines developed by Genitope Corporation and Favrille, Inc., as well as with regards to the clinical trial designs under which the clinical efficacy of these vaccines were tested, which we believe explain why BiovaxID achieved significant clinical benefit while the other vaccines did not.

Chemotherapy and monoclonal antibodies are widely used for the treatment of FL. Although chemotherapy and monoclonal antibodies can substantially reduce the tumor mass and in most instances achieve clinical remission, the remission is generally of limited duration. FL patients generally relapse and the cancer usually becomes increasingly resistant to further chemotherapy treatments. The patient’s response to therapy becomes briefer and weaker with each additional course of therapy, that eventually further chemotherapy would offer no clinical benefit.

A number of passive immunotherapies, such as rituximab and radioimmunotherapeutic agents (radioisotopes linked to monoclonal antibodies), are approved by the FDA for the treatment of FL. A monoclonal antibody is a type of antibody produced in large quantity that is specific to an antigen that is expressed by tumor cells but may also be expressed by at least some normal cells. These therapies have been used as primary treatment and also as part of combination induction therapy including chemotherapy and rituximab based therapy is considered to be the standard of care to treat FL. In an effort to prolong the duration of the clinical remission monoclonal antibodies have increasingly been used as maintenance therapies; however, such treatments are “off-label” and no maintenance therapy is currently FDA approved to treat FL. Supplemental marketing applications have been filed with the FDA and EMEA in 2010 to expand the indication for rituximab to include its use as a maintenance therapy for NHL, and it is anticipated that such approvals will be granted. However, the prolonged use of rituximab results in a substantial proportion of patients becoming non-responsive to rituximab-based therapy over time.

Generally, these therapies do not provide unlimited remissions for most patients. Rituximab has a different mode of action from BiovaxID and we are developing BiovacxID as a new therapeutic approach to treat FL. We believe that BiovaxID may be consistent with and additive to therapies based on rituximab.

If BiovaxID is approved for treatment of MCL, it will be required to compete with other approved and/or development therapies for the treatment of MCL. There are currently no FDA-approved therapies for the first line treatment of MCL and the only approved therapy, bortezomib (Velcade®) is indicated for patients in relapse.

Analytica Consulting Business

Through our wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), we provide a broad range of consulting services to companies and institutions in the pharmaceutical, biotechnology, and medical markets, including some of the world’s largest pharmaceutical companies. We provide these services to clients throughout the world, and we also utilize these services for our own product development efforts in order to, among other things, evaluate and analyze the market and potential pricing of our product candidates. Analytica’s development and commercialization services include outcomes research on the economic profiles of pharmaceuticals and biologics, pricing and market assessment on these products, and various services designed to expedite clinical trials. We also use these services to evaluate the payor reimbursement prospects of our products and to develop reimbursement strategies.

We provide our commercialization and development services through a team of employees who are based in offices in New York and Germany. This team includes research professionals at the Master’s and Doctoral level in the fields of medicine, epidemiology, biochemistry, statistics, engineering, public health, pharmacy, health economics, and business administration. See the subsequent event footnote to our financial statements regarding the March 18, 2010 filing of insolvency of Analytica’s German subsidiary.

Instruments and Disposables

Through our majority-owned subsidiary, Biovest, we sell hollow-fiber perfusion instruments used for the production of significant quantities of cell culture products. Biovest’s product line includes:

AUTOVAXID™

AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. We plan to utilize the AutovaxID technology to streamline commercial manufacture of Biovest’s proprietary anti-cancer vaccine, BiovaxID. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with U.S. Food and Drug Administration Good Manufacturing Practices (GMPs). In September 2009, we entered into a contract with the U.S. Department of Defense (“DoD”) to further develop and modify the AutovaxID instrument including for purposes of applying this technology to applications of potential military interest, including research and production of antiviral vaccines such as those targeting influenzas.

PRIMER HF®

The Primer HF is a low cost hollow-fiber cell culture system capable of producing small quantities of monoclonal antibody. This system also provides a relatively inexpensive option to evaluate the efficacy of new cell lines in perfusion technology.

MINI MAX®

The miniMax provides the flexibility and technology needed to support optimization studies and research scale production of mammalian cell secreted proteins. This automated cell culture system is a table-top unit complete with microprocessor controller, self-contained incubator, and pump panel. The miniMax is an economical tool for researching scale-up processes and producing small quantities of protein of up to 10 grams per month.

MAXIMIZER®

The Maximizer provides maximum flexibility to support optimization studies and pilot scale production of mammalian cell secreted proteins. This automated cell culture system is a table-top unit complete with validated microprocessor controller, self-contained incubator, and pump panel. With production rates up to one gram a day, the Maximizer is a tool for process development and production.

XCELLERATOR™

The XCellerator is a self-standing floor system containing an incubator and refrigerator section, control fixtures and pump panel. Each Xcellerator supports two independent flowpaths, is controlled by a process control computer and has the capability of remote monitoring. The combined features of the XCellerator support production of 60-500 grams of protein per month, per XCellerator unit.

In addition to instruments sales, we have recurring revenue from the sale of hollow fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with Biovest’s instruments. Revenues from such disposable products represented approximately 46% and 32% of Biovest’s total revenue from this business segment for the fiscal years ended September 30, 2008 and 2007 respectively.

Currently we assemble, validate and package the instruments and disposables which we sell. Customers for Biovest’s instruments and disposables are the same potential customers targeted for Biovest’s contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Cell Culture Products and Services

Through our majority-owned subsidiary, Biovest, we manufacture mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist Biovest’s customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of Biovest’s business represented approximately $2.0 million (approximately 37%) and $2.4 million (approximately 47%) in revenues for the fiscal years ended September 30, 2008, and 2007 respectively.

Biovest’s customers include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We generally produce cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

There are various processes commonly used to produce mammalian cells generally used in the production of antibodies. These may include hollow-fiber bioreactor perfusion, stirred tank fermentation, roller bottle and other processes. We primarily use hollow-fiber bioreactor technology to expand customer provided cell lines and produce the respective monoclonal antibodies. This technology grows cells to higher densities which more closely mimics mammalian physiology. We have significant expertise with in vitro (outside the living body) cell culture methods for a wide variety of mammalian cells. Mammalian cells are complicated and dynamic, with constantly changing needs. A primary component of hollow-fiber bioreactors is fibers made of plastic polymers. The fibers are hair-like with hollow centers which simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is perfused through the lumen of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the on-going cell growth process. Hollow-fiber technology permits harvests of cell culture products with generally higher purities thereby reducing the cost of downstream purification processes. This technology generally minimizes the amount of costly nutrient media required for cell growth.

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow-fiber bioreactor technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cells are grown inside the tanks in culture medium which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cells are separated from the medium and the protein of interest is isolated through a series of complex purification processes. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow-fiber technology. While stirred tank fermentation and hollow-fiber technology are both used for cell production of various quantities, we believe that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. We believe that hollow-fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as the therapeutic vaccine which we are developing, we believe that hollow fiber technology may be the appropriate cell culture production technology.

COMPETITION

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. The use of monoclonal antibodies as initial or induction therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with our proposed vaccine. We expect to encounter intense competition from a number of companies that offer products in our targeted application area. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

•	healthcare companies;

•	chemical and biotechnology companies;

•	biopharmaceutical companies; and

•	companies developing drug discovery technologies.

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

GOVERNMENT REGULATION

Government authorities in the U.S. at the federal, state, and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics, and medical devices. All of our products in development will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations, and policies may change and new legislation or regulations may be issued that could delay such approvals.

Pharmaceutical Product Regulation

In the U.S., the FDA regulates drugs and well-characterized biologics under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and implementing regulations that are adopted under the FDCA. In the case of biologics, the FDA regulates such products under the Public Health Service Act. If we fail, to comply with the applicable requirements under these laws and regulations at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of its operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us. The FDA also administers certain controls over the export of drugs and biologics from the U.S.

Under the U.S. regulatory scheme, the development process for new pharmaceutical products can be divided into three distinct phases:

•

Preclinical Phase. The preclinical Phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an IND, for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans.

•

Clinical Phase. The clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA’s current Good Manufacturing Processes (“cGMP”) requirements. Data from these activities are compiled in a New Drug Application (“NDA”) or for biologic products a Biologics License Application (“BLA”), for submission to the FDA requesting approval to market the drug.

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

The process for the development of biologic products, such as our BiovaxID® product, parallels the process outlined above. Biologics, in contrast to drugs that are chemically synthesized, are derived from living sources, such as humans, animals, and microorganisms. Most biologics are complex mixtures that are not easily identified or characterized and have activity that is different from the activity of small, organic molecules normally found in drugs. Because of the diversity of the nature of biologic products and their substantial molecular size (usually hundreds of times larger than small, organic molecules associated with drugs), special technology is often required for their production and subsequent analysis. Biologic products, especially proteins, may be produced with living cells. Purity testing of biologics can be complex since living cells may harbor viruses and other agents. The potential presence of these agents, and the requirement to establish degradation profiles and identify impurities associated with production and purification, further require establishing, validating, and conducting specialized tests and analyses. Formulation development in this area is often more complex than for small, organic drug substances. For example, molecules produced using recombinant DNA technology, are inherently less stable than their organic counterparts because structural integrity must be maintained through administration and distribution of the product. Accordingly, certain aspects of the development process for biologic products may be more challenging than similar aspects encountered in the development of drugs.

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

New Drug Application (NDA) or Biologics License Application (BLA)

After the successful completion of Phase 3 clinical trials, the sponsor of the new drug submits an NDA or BLA in the case of biologics, to the FDA requesting approval to market the product for one or more indications. An NDA, or BLA, is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, and labeling the drug. Under the Pediatric Research Equity Act of 2003, an application also is required to include an assessment, generally based on clinical study data, on the safety and efficacy of drugs for all relevant pediatric populations before the NDA is submitted. The statute provides for waivers or deferrals in certain situations. We have applied for a pediatric assessment waiver for Emezine but we can make no assurances that such situations apply to its other products. In most cases, the NDA or BLA must be accompanied by a substantial user fee. In return, the FDA assigns a goal of 10 months from acceptance of the application to return of a first “complete response,” in which the FDA may approve the product or request additional information.

The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs and BLAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After application is deemed filed by the FDA, the FDA reviews an NDA or BLA to determine, among other things, whether a product is safe and effective for its intended use. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA or BLA. Drugs that successfully complete NDA or BLA review may be marketed in the U.S., subject to all conditions imposed by the FDA. Prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities, which will be involved in the manufacture, production, packaging, testing and control of the drug product for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If the FDA determines that the marketing application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the marketing application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter.

The length of the FDA’s review ranges from a few months to many years.

Fast-Track Review

The Food and Drug Administration Modernization Act of 1997 (the “Modernization Act”), establishes a statutory program for the approval of “Fast Track” products, which are defined under the Modernization Act as new drugs or biologics intended for the treatment of a serious or life-threatening condition that demonstrate the potential to address unmet medical needs for this condition. To determine whether a condition is “serious” for the purposes of Fast Track designation, the FDA considers several factors including, the condition’s impact on survival, day-to-day functioning, and the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one. If awarded, the Fast Track designation applies to the product only for the indication for which the designation was received. Under the Fast Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product in writing at any time during the clinical development of the product. The act specifies that the FDA must determine if the product qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request.

Fast Track designation offers a product the benefit of approval based on surrogate endpoints that generally would not be acceptable for approval and also offers possible early or rolling acceptance of the marketing application for review by the agency. However, the time periods to which the FDA has committed in reviewing an application do not begin until the sponsor actually submits the application. The FDA may subject approval of an application for a Fast Track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint, and the FDA may also subject such approval to prior review of all promotional materials. In addition, the FDA may withdraw its approval of a Fast Track product on a number of grounds, including the sponsor’s failure to conduct any required post-approval study with due diligence and failure to continue to meet the criteria for designation.

Fast Track designation should be distinguished from the FDA’s other programs for expedited development and review, although products awarded Fast Track status may also be eligible for these other benefits. Accelerated approval refers to the use of less than well-established surrogate endpoints discussed above. Priority review is a designation of an application after it has been submitted to FDA for approval. The agency sets the target date for agency actions on the applications of products that receive priority designation for six months, where products under standard review receive a ten month target.

The FDA has granted Fast Track review status to BiovaxID, which means that these products may be eligible for expedited review procedures by the FDA. However, we cannot predict the impact, if any, that Fast Track designation will actually have on the duration of the regulatory approval process for these product candidates, and the FDA may deny regulatory approval of either or both of these product candidates notwithstanding their Fast Track designation.

Post-Approval Phase

If the FDA approves the NDA, BLA, or ANDA application, as applicable, the pharmaceutical product becomes available for physicians to prescribe in the U.S. After approval, we are still subject to continuing regulation by FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, we are required to maintain and provide updated safety and efficacy information to the FDA. We are also required to comply with requirements concerning advertising and promotional labeling. In that regard, our advertising and promotional materials must be truthful and not misleading. We are also prohibited from promoting any non-FDA approved or “off-label” indications of products. Failure to comply with those requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval.

Drug and biologics manufacturers and their subcontractors are required to register their facilities and products manufactured annually with FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP regulations. Facilities may also be subject to inspections by other federal, foreign, state, or local agencies. In addition, approved biological drug products may be subject to lot-by-lot release testing by the FDA before these products can be commercially distributed. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We use, and will continue to use, third-party manufacturers, to produce certain of our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at its facilities or at the facilities of its contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

In addition, following FDA approval of a product, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved marketing application, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional clinical studies, known as Phase 4 clinical trials, to evaluate long-term effects.

Orphan Drug Designation and Exclusivity

Some jurisdictions, including the U.S. and the EU, designate drugs intended for relatively small patient populations as “orphan drugs.” The FDA, for example, grants orphan drug designation to drugs intended to treat rare diseases or conditions that affect fewer than 200,000 individuals in the U.S. or drugs for which there is no reasonable expectation that the cost of developing and making the drugs available in the U.S. will be recovered. In the U.S. orphan drug designation must be requested before submitting an application for approval of the product.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to a marketing exclusivity. For seven years, the FDA may not approve any other application, including NDAs or ANDAs, to market the “same drug” for the same indication. The only exceptions are i) where the second product is shown to be “clinically superior” to the product with orphan drug exclusivity, as that phrase is defined by the FDA and ii) if there is an inadequate supply.

Manufacturing

Changes to the manufacturing process or site during or following the completion of clinical trials requires sponsors to demonstrate to the FDA that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to relocations or expansions of manufacturing facilities, such as its planned relocation of the BiovaxID production process to our Minneapolis, Minnesota plant and possible expansion to additional facilities that may be required upon successful commercialization of the vaccine. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. If we demonstrate comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, its clinical trials or the FDA approval of BiovaxID may be delayed.

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

The FDA also administers certain controls over the export of medical devices from the U.S., as international sales of medical devices that have not received FDA approval are subject to FDA export requirements. Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the EU, a single regulatory approval process has been created, and approval is represented by the CE Mark.

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

Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Examples of how limits on drug coverage and reimbursement in the United States may cause drug price sensitivity include the growth of managed care, changing Medicare reimbursement methodologies, and drug rebates and price controls. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payors.

Anti-Kickback Laws. In the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration to induce the purchase, order or recommendation of health care products and services. These laws constrain the sales, marketing and other promotional activities of pharmaceutical companies, such as us, by limiting the kinds of financial arrangements (including sales programs). We may have with prescribers, purchasers, dispensers and users of drugs and biologics. The HHS Office of Inspector General (OIG) has issued Compliance Guidance for pharmaceutical manufacturers which, among other things, identifies manufacturer practices implicating the federal anti-kickback law (42 U.S.C. § 1320a-7b(b)) and describes elements of an effective compliance program. The OIG Compliance Guidance is voluntary, and we have not adopted a formal compliance program modeled after the one described in the OIG guidance. Although none of our practices have been subject to challenge under any anti-kickback laws, due to the breadth of the statutory provisions of some of these laws, it is possible that some of our practices might be challenged under one or more of these laws in the future. Violations of these laws can lead to civil and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Health Information Privacy and Security. Individually identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to the Health Information Portability and Accountability Act of 1996 (“HIPAA”) regulate the use and disclosure of health information by “covered entities” (which includes individual and institutional providers from which we may receive individually identifiable health information). These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization (absent obtaining a waiver of the authorization requirement from an Institutional Review Board) could subject the covered entity to civil and criminal penalties. As the implementation of this regulation is still in its early phases, we may experience delays and complex negotiations as we deal with each entity’s differing interpretation of the regulations and what is required for compliance. Further, HIPAA’s criminal provisions are not limited in their applicability to “covered persons,” but apply to any “person” that knowingly and in violation of the statute obtains or discloses individually identifiable health information. Also, where its customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject us to certain privacy and security requirements, including making its books and records available for audit and inspection by HHS and implementing certain health information privacy and security safeguards. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct its research and other aspects of its business. Such state laws are not preempted by the federal privacy law where they afford greater privacy protection to the individual. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which its resources may be diverted in the event of an investigation or enforcement action with respect to such laws.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the United States typically are administered under a three-phase sequential process similar to that discussed above for pharmaceutical products. Clinical trials conducted in the EU must comply with the EU Clinical Trials Directive.

Under EU regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure for most products. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. Under European Commission Regulation 726/2004, the centralized authorization procedure is required for all biotechnology-derived medicinal products developed through recombinant DNA technology, controlled expression of genes coding for biologically active proteins, and hybridoma and monoclonal antibody methods. It is also required for designated orphan medicinal products and all new active substances indicated for the treatment of AIDS, cancer, neurodegenerative disorder, or diabetes. This authorization is a marketing authorization approval, or MAA. The decentralized procedure provides for mutual recognition of national regulatory authority approval decisions. Under this procedure, the holder of a national marketing authorization granted by one member state may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure, or MRP.

In addition, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the prices which result from the regulatory approval process would be insufficient to generate an acceptable return to us or our collaborators.

Manufacturing

We are currently planning construction of a new manufacturing facility for BiovaxID to be located within Biovest’s existing facility in Minneapolis, Minnesota. If we receive FDA approval of the vaccine, we may continue to manufacture the vaccine at our facility in Minnesota, although we will likely need to expand this existing facility and/or develop additional facilities to fully support commercial production for the U.S. markets. Changes to the manufacturing process or site during or following the completion of clinical trials requires sponsors to demonstrate to the FDA that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. If we demonstrate comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, its clinical trials or the FDA approval of BiovaxID may be delayed.

We anticipate that the manufacture of Revimmune and other products in our development pipeline will be outsourced to experienced cGMP-compliant medical manufacturing companies.

Intellectual Property

We are pursuing a number of methods to establish and maintain market exclusivity for our product candidates to the greatest extent possible, including seeking patent protection, the use of statutory market exclusivity provisions, and otherwise protecting its intellectual property.

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications when possible relating to its proprietary technology, inventions, and improvements that are important to its business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

The following is information regarding Biovest’s owned and licensed patents and patent applications that we consider material to its business:

Biovest owns several patents covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. Our patents also cover aspects of our therapeutic vaccine production process. We plan to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, we have four (4) issued United States patents. Additionally, we have filed several U.S. and foreign patent applications that are pending. The expiration dates of our presently issued United States patents range from October 2011 to November 2017. A list of our active U.S. patents and published U.S. and foreign patent applications are as follows:

U.S. Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date
5,998,184	BASKET-TYPE BIOREACTOR by Yuan Shi	Oct. 8, 1997/Dec. 7, 1999	Oct. 8, 2017

5,330,915	PRESSURE CONTROL SYSTEM FOR A BIOREACTOR by John R. Wilson	Oct. 18, 1991/Jul. 19, 1994	Oct. 18, 2011

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/Jul. 30, 1996	July 30, 2013

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

Publication No.	Title and Inventor(s)	Filing Date/Publication Date
US 2009/0215022	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Aug. 27, 2009

US 2009/0269841	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	Nov. 20, 2008/Oct. 29, 2009

EP 2027247	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	May 21, 2007/Feb. 25, 2009

EP 2029722	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/Mar. 4, 2009

WO 2010/042644	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES by Angelos M. Stergiou et al.	Oct. 7, 2009/Apr. 15, 2010

WO 2010/048417	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Apr. 29, 2010

We also possess licensed intellectual property used in the development and manufacture of BiovaxID. BiovaxID is manufactured with a proprietary cell line, which we have licensed on a world-wide exclusive basis from Stanford University. This is significant, because we believe that the use of any cell line other than our exclusively licensed cell line, in the production of a similar idiotype vaccine, would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

Additionally, we consider trademarks to be important to our business. We have established trademarks covering various aspects of our hollow fiber perfusion process, instruments and proprietary cell culturing methods. We have registered the trademark BiovaxID® in connection with our therapeutic cancer vaccine. We plan to continue aggressively pursuing trademark and other proprietary protection for our therapeutic vaccine technology and instrumentation, including seeking protection of our trademarks internationally.

A list of published U.S. and foreign patent applications within the Revimmune portfolio, which are licensed or wholly or jointly owned by Accentia are as follows:

Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions
US2007/0202077	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Dec. 2, 2006/Aug. 30, 2007	United States

WO2007/065167	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Dec. 2, 2006/June 7, 2007	Australia, Canada, Europe, Mexico

WO2008/034071	METHOD OF IDENTIFYING PATIENTS SUITALE FOR HIGH-DOSE CYCLOPHOSPHAMIDE TREATMENT by Robert A. Brodsky et al.	Sept. 14, 2007/Mar. 20, 2008	United States

WO2008/034074	USE OF HIGH-DOSE CYCLOPHOSPHAMIDE IN COMBINATION WITH ANTI-IDIOTYPIC VACCINES IN ANTI-CANCER THERAPY by Robert A. Brodsky et al.	Nov. 14, 1997/Dec 14, 1999	United States

WO2008/156494	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS IN COMBINATION WITH MONOCLONAL ANTIBODIES FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Sept. 14, 2007/Mar. 20, 2008	United States

WO2009/067690	METHODS FOR SAFE AND EFFECTIVE TREATMENT USING OXAZAPHOSPHORINE DRUGS by Francis E. O’Donnell, Jr. et al.	Nov. 21, 2008/May 28, 2009	United States

WO2009/067699	METHODS FOR PROVIDING A SYSTEM OF CARE FOR AN OXAZAPHOSPHORINE DRUG REGIMEN by Francis E. O’Donnell, Jr. et al.	Sept. 14, 2007/Mar. 20, 2008	United States

WO2009/094456	USE OF HIGH-DOSE, POST-TRANSPLANTATION OXAZAPHOSPHORINE DRUGS FOR REDUCTION OF TRANSPLANT REJECTION by Ephraim Fuchs et al.	Jan. 22. 2009/July 30, 2009	International

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

Customers

For the 2008 fiscal year, two of our customers (both customers of TEAMM which discontinued operations on November 10, 2008) both wholesale distributors, accounted for more than 10% of our revenue. Revenues from Cardinal Health and McKesson Corporation represented approximately 15.3% and 15.7% of our revenue for the years ended September 30, 2008.

Third-Party Reimbursement and Pricing Controls

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products.

In many foreign markets, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Insurance

We may be exposed to potential product liability claims by users of our products. We presently maintain product liability insurance coverage, in connection with our systems and other products and services, in amounts which we believe to be adequate and on acceptable terms.

Although, we believe that our current level of coverage is adequate to protect our business from foreseeable product liability and clinical trial claims, we may seek to increase our insurance coverage in the future in the event that we significantly increase our level of contract production services. There can be no assurance; however, that we will be able to maintain our existing coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims to which we may be exposed. A successful partially or completely uninsured claim against us could have a material adverse effect on our operations. Our cell culture production services may expose us to potential risk of liability. We seek to obtain agreements from contract production customers to mitigate such potential liability and to indemnify us under certain circumstances. There can be no assurance, however, that we will be successful in obtaining such agreements or that such indemnification, if obtained, will adequately protect us against potential claims.

The terms and conditions of our sales and instruments include provisions which are intended to limit our liability for indirect, special, incidental or consequential damages.

Employees

As of September 30, 2008, we had a total of 110 employees (including 26 at Biovest). None of our employees is represented by labor unions or covered by collective bargaining agreements. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory.

Our ability to continue to develop and improve marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, upon our ability to attract and retain qualified technical personnel.

Corporate Information

We were incorporated in the State of Florida in 2002. Our principal executive offices are located at 324 South Hyde Park Avenue, Suite 350, Tampa, Florida 33606, and our telephone number at that address is (813) 864-2554. Our website is www.accentia.net.

Additional Information and Where to Find It

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website (www.accentia.net) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Related to Our Business

We are largely dependent on the success of BiovaxID® and Revimmune™ and we may not be able to successfully commercialize these therapies.

We have expended and will continue to expend significant time, money, and effort on the development of BiovaxID and Revimmune. Additionally, we expended significant funds and time conducting our Phase 3 clinical trial of SinuNase, for which development has been discontinued. We will incur significant costs and may never generate significant revenues from commercial sales of these products, if approved. None of these products is approved for marketing in any jurisdiction, and they may never be commercialized. Before we can market and sell these products, we will need to demonstrate in clinical trials that these products are safe and effective and will also need to obtain necessary approvals from the FDA, and similar foreign regulatory agencies.

If we fail to successfully commercialize any or all of these product candidates, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be adversely affected.

If we fail to obtain FDA approval of BiovaxID, Revimmune or any of our future product candidates, we will be unable to commercialize these products.

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

In addition to seeking approval from the FDA for BiovaxID and Revimmune, we intend to seek the governmental approval required to market our products in the E.U., and potentially additional countries and territories. We anticipate commencing the applications required in some or all of these countries following approval by the FDA; however, we may determine to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. Marketing of our products in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country.

In addition, patient-specific active immunotherapies such as BiovaxID are complex, and regulatory agencies have limited experience with them. To date, the FDA has only approved for marketing one active immunotherapy for treating cancer. This limited precedent and experience may lengthen the regulatory review process and impede our ability to obtain timely FDA approval for BiovaxID, if at all. Even if BiovaxID is approved by the FDA, the FDA’s limited precedent and experience with respect to a patient-specific active idiotype vaccine may increase our development costs and otherwise delay or prevent commercialization.

There can be no assurance that the products currently in development, or those products acquired or in-licensed by us, will be approved by the FDA. In addition, there can be no assurance that all necessary approvals will be granted for future products or that FDA review or actions will not involve delays caused by the FDA’s request for additional information or testing that could adversely affect the time to market and sale of the products.

Any delay in any approval or any failure to obtain approval of a product could delay or impair our ability to commercialize that product and to generate revenue as well as increase costs for that product.

Before we can seek regulatory approval of BiovaxID or Revimmune, we may need to successfully complete clinical trials, outcomes of which are uncertain.

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

We expended significant time and funds to conduct a Phase 3 clinical trial in SinuNase, a drug candidate to treate a sinus condition. The clinical trial was not considered to be successful and we are not continuing our efforts to develop this drug. In addition, we will continue to expend significant sums in the development efforts for BiovaxID and Revimmune. Our net loss for the fiscal years ended September 30, 2008 and 2007 was $51.2 million and $76.0 million, respectively. As of September 30, 2008, we had an accumulated deficit of $291.5 million. We expect to continue to incur significant operating expenses and capital expenditures as we:

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

We have not filed required annual or quarterly SEC reports since October 2008.

Our common stock is registered under the Securities Exchange Act of 1934 (the “Exchange Act”). Section 13(a) of the Exchange Act requires that we file with the Securities and Exchange Commission current and accurate information in annual reports and quarterly reports. Until the acceptance of this filing and the filing of the remainder of the delinquent periodic reports, we are delinquent in several of our periodic filing obligations, including not having timely filed our Annual Reports for the 2008 and 2009 fiscal years and our Quarterly Reports for the 2009 and 2010 fiscal years. A company that has not filed all of its Section 13 reports is not considered “current” in its Exchange Act reporting. Delinquent filers do not satisfy the current public information requirement of Securities Act Rule 144(c)(1) or the reporting issuer definition of Rule 902(l) of Regulation S. Furthermore, the Securities and Exchange Commission may pursue an enforcement action against delinquent filers, such as an administrative proceeding to suspend trading pursuant to Section (12)(k) of the Exchange Act, or a civil action seeking an injunction, and/or civil monetary penalties against the delinquent filers and/or its directors. At the present time, we cannot say what, if any, action the Securities and Exchange Commission may take against us; however, any such action could have an adverse impact on us.

We anticipate that we will need substantial additional funding in the future, and if we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, conducting clinical trials, establishing manufacturing capabilities, and marketing developed products is expensive. We anticipate that we will need to raise substantial additional capital in the future in order to complete the commercialization of our product candidates, to continue to pursue the submission of NDAs for our product candidates and to fund the development and commercialization of our specialty pharmaceutical product candidates. Further, we anticipate that Biovest will need to raise substantial additional capital from other sources in order to continue the clinical trials for BiovaxID. Additional sources of funding have not been established by us or Biovest; however, additional financing is currently being sought from a number of sources, including the sale of Biovest equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of Biovest’s vaccine.

Based on our current operating plans, we expect that our existing capital and cash flow from operations, together with proceeds of one or more anticipated equity financing transactions,, will be sufficient to fund our operations and development activities for a limited period, assuming Biovest receives its own funding. We have received a report from independent registered certified public accounting firms on our consolidated financial statements for our fiscal years ended September 30, 2008 and 2007, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern.

We expect to finance future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If our Biovest subsidiary raises funds through the issuance of equity securities, our equity interest in Biovest could be substantially diminished. If our Biovest subsidiary raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets or business units (that are non-essential to the ongoing development or future commercialization of BiovaxID or Revimmune, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at this time.

There is a high risk of failure because we are trying to develop both a novel autoimmune disease treatment and a new anti-cancer vaccine.

We are pursuing novel therapeutic treatments, including a new autoimmune disease treatment approach and a patient specific cancer therapy. Commercialization requires governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. Our Revimmune treatment and our BiovaxID vaccine are subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks associated with drug development generally. These risks include the possibility that:

•	our technology or the product based on our technology will be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals;

•	future products based on our technology will be difficult to manufacture on a large scale or at all or will prove to be uneconomical to produce or market;

•	proprietary rights of third parties will prevent us or our collaborators from marketing products;

•	third parties will market superior or equivalent products; and

•	the products will not attain market acceptance.

Drug development, including clinical trials required for governmental approval, is expensive and new drugs have a high risk of failure. Based on results at any stage of development, including later-stage clinical trials and our inability to bear the related costs associated with product development or product production or marketing, we may decide to discontinue development or clinical trial at any time.

Preparing for and processing the Biologics License Application (“BLA”) for BiovaxID and conducting a clinical trial for Revimmune will be expensive and time consuming. The FDA response to any application is uncertain and the FDA may reject or deny the application, or may impose additional requirements. Such additional requirements may be expensive and/or time consuming, and meeting these additional requirements may be difficult or impossible.

We might be unable to manufacture our vaccine on a commercial scale.

Assuming approval of BiovaxID®, manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our product and cause us to fail.

Manufacturing facilities, and those of any future contract manufacturers, are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulation, or QSR, requirements of the FDA. If we or our third-party manufacturers fail to maintain facilities in accordance with QSR regulations, other international quality standards, or other regulatory requirements, then the manufacture process could be suspended or terminated, which would harm us.

Because the product development and the regulatory approval process for Revimmune™ and BiovaxID® will be expensive and its outcome is uncertain, we must incur substantial expenses that might not result in any viable product and the process could take longer than expected.

Regulatory approval of a pharmaceutical product is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of either Revimmune and/or our BiovaxID vaccine, we must demonstrate that Revimmune and BiovaxID are safe and effective for use in humans. This is expected to result in substantial expense and require significant time.

Historically, the results from pre-clinical testing and early clinical trials often have not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections could be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Clinical trials conducted by us or by third parties on our behalf might not demonstrate sufficient safety, efficacy or statistical significance to obtain the requisite regulatory approval for our products. Regulatory authorities might not permit us to undertake any additional clinical trials for our product candidates.

We have completed a single Phase 3 clinical trial for BiovaxID; however, we cannot be certain that FDA will not require additional clinical trials, either prior to or in conjunction with approval of BiovaxID. Our initial Phase 3 clinical trial spanned approximately eight years and the completion of any required additional clinical trials would likely take a significant number of years. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in reports filed with the SEC and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our clinical development program in the past as a result of slower than anticipated patient enrollment. These delays may recur. Our commencement and rate of completion of clinical trials could be delayed by many factors. In addition, we may need to delay or suspend this regulatory process if we are unable to obtain additional funding when needed. Moreover, we have limited experience in vaccine development and the regulatory process.

We cannot predict the impact, if any, that “Fast Track” designation will have on the regulatory approval process for BiovaxID®.

The FDA has granted “Fast Track” review designation to BiovaxID for the indication of FL, which means that this product may be eligible for expedited review procedures by the FDA. However, we cannot predict the impact, if any, that Fast Track designation will actually have on the duration of the regulatory approval process for this product candidate, and the FDA may deny regulatory approval of this product candidate notwithstanding its Fast Track designation.

We may experience difficulties in manufacturing BiovaxID® or in obtaining approval of the change in manufacturing site from the FDA, which could prevent or delay us in the commercialization of BiovaxID.

Manufacturing BiovaxID is complex and requires coordination internally among our employees, as well as, externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing BiovaxID, including:

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

If we experience any difficulties in manufacturing BiovaxID, the commercialization of BiovaxID may be delayed, resulting in delays in generating revenue and increased costs.

In addition, because we have relocated the site of the manufacturing process to our Minneapolis facility following the clinical trials we are required to demonstrate to the FDA that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to the relocation at the Minneapolis facility as well as future expansions of the manufacturing facilities, such as the possible expansion to additional facilities that may be required for successful commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID instrument.

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

Because we have limited experience, we might be unsuccessful in our efforts to develop, obtain approval for, commercially produce or successfully market BiovaxID and/or Revimmune.

The extent to which we develop and commercialize BiovaxID and Revimmune will depend on our ability to:

•	complete required clinical trials;

•	obtain necessary regulatory approvals;

•	establish, or contract for, required manufacturing capacity; and

•	establish, or contract for, sales and marketing resources.

We have limited experience with these activities and might not be successful in the trials, product development or commercialization.

Competing technologies may adversely affect us.

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. The use of monoclonal antibodies as initial or induction therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, including its anticipated pending expanded approval as a NHL maintenance therapy, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with our proposed vaccine. We expect to encounter intense competition from a number of companies that offer products in our targeted application area. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

•	healthcare companies;

•	chemical and biotechnology companies;

•	biopharmaceutical companies; and

•	companies developing drug discovery technologies.

The cell culture production and technology business is also intensely competitive and is, in many areas, dominated by large service providers. In many instances, our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors may offer broader product lines and have greater name recognition than us and may offer discounts as a competitive tactic.

Competitors might succeed in developing, marketing, or obtaining FDA approval for technologies, products, or services that are more effective or commercially attractive than those we offer or are developing, or that render our products or services obsolete. As these companies develop their technologies, they might develop proprietary positions, which might prevent us from successfully commercializing products. Also, we might not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

Our clinical trials for BiovaxID® may not be regarded by the FDA or other regulatory authorities as conclusive, and we may decide, or regulators may require us, to conduct additional clinical testing for this product candidate or cease our trials.

In April 2008, we closed our only Phase 3 clinical trial of BiovaxID® with 234 patients enrolled instead of the 563 patients anticipated to be enrolled pursuant to our clinical trial protocol. We announced clinical results based upon a relatively smaller number of patients. Additionally, our only Phase 3 clinical trial enrolled or randomized patients before their treatment with BiovaxID or control resulting in a significant number of patients being randomized but not treated with either BiovaxID or control because of failure to maintain compliance with protocol requirements including maintenance of complete remission. We do not know if the design of our Phase 3 clinical trial or an evaluation, which is limited to only patients that received at least one dose of BiovaxID or control, will be acceptable to the FDA for demonstrating sufficient safety and efficacy required to obtain marketing approval.

While the Phase 3 clinical trial reported clinical benefit that was statistically significant (p-value of 0.045) in patients receiving at least one dose of BiovaxID or control, the results did not achieve “high” statistical significance which is generally considered to be a p-value of 0.01 or better. While it is not required, it is not uncommon for the FDA to require a second confirming Phase 3 clinical trial, when “high” statistical significance has not been demonstrated. We do not know whether our existing or future clinical trials will be considered by the FDA and/or other regulatory authorities to sufficiently demonstrate safety and efficacy to result in marketing approval. Because our clinical trials for BiovaxID may be considered to be inconclusive, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our clinical trials. If this happens, we may not be able to obtain approval for this product or the anticipated time to market for this product may be substantially delayed, and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidate.

The ongoing detailed analysis being performed in our clinical trials for BiovaxID® may produce negative or inconclusive results and may delay our efforts to obtain approval for this product.

We are currently engaged in performing detailed analyses of the safety and efficacy data generated by our Phase 3 clinical trial of BiovaxID in FL and our Phase 2 clinical trial in MCL. We cannot predict with certainty the results of the analyses, and if the results are negative or inconclusive we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product candidate or cease our clinical trials. If this happens, we may not be able to obtain approval for BiovaxID for FL, MCL or both, or the anticipated time to market for this product may be substantially delayed, and we may also experience significant additional development costs.

The clinical trials for BiovaxID® have demonstrated that certain side effects may be associated with this treatment and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

We cannot guarantee that our current or future trials for BiovaxID will not demonstrate additional adverse side effects that may delay or even preclude regulatory approval. Even if BiovaxID receives regulatory approval, if we or others identify previously unknown side effects following approval, regulatory approval could be withdrawn and sales of BiovaxID could be significantly reduced.

Inability to obtain regulatory approval for our BiovaxID® manufacturing facility or to manufacture on a commercial scale may delay or disrupt our commercialization efforts.

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

In order to commercialize BiovaxID, we will need to develop and qualify one or more additional manufacturing facilities. Preparing a facility for commercial manufacturing may involve unanticipated delays, and the costs of complying with state, local, and FDA regulations may be higher than we anticipated. In addition, any material changes we make to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business. In general, the FDA views cGMP standards as being more rigorously applied as products move forward in development and commercialization. In seeking to comply with these standards, we may encounter problems with, among other things, controlling costs and quality control and assurance. It may be difficult to maintain compliance with cGMP standards as the development and commercialization of BiovaxID progresses, if it progresses.

We and our products are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of our products. If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

We cannot predict the impact, if any, that “Orphan Drug” exclusivity status will have on the regulatory approval process for BiovaxID®.

In October 2009, the FDA granted Orphan Drug designation to BiovaxID for the treatment of FL and in July 2010, the FDA granted Orphan Drug designation to BiovaxID for the treatment of MCL. Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. After the FDA grants Orphan Drug designation to a product, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an Orphan Drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances such as greater effectiveness, greater safety, major contribution to patient care, or inadequate supply.

Even though it has been designated as an Orphan Drug, BiovaxID may not be approved, or may not be approved before other applications, or granted orphan drug exclusivity if approved. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidate before we do or even if we do not obtain such status, in which case we would be excluded from that market if the FDA deems the competitive drug to be the same drug as BiovaxID. Even though we obtained orphan drug exclusivity for BiovaxID for FL and MCL, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

The NCI is not precluded from working with other companies on developing products that are competitive with BiovaxID®.

Our BiovaxID vaccine is based on research and studies conducted at Stanford and the NCI. The concept of producing a patient-specific anti-cancer vaccine through the hybridoma method from a patient’s own cancer cells has been discussed in a variety of publications over a period of many years, and, accordingly, the general method and concept of such a vaccine is not eligible to be patented by us, the NCI, or any other party. Until November 2006, we were a party to a Cooperative Research and Development Agreement, or CRADA, with the NCI for the development of a hybridoma-based patient-specific idiotypic vaccine for the treatment of indolent FL. We gave notice of termination of the CRADA in September 2006. Although the NCI transferred sponsorship of the IND for BiovaxID to Biovest in 2004, and although there are certain confidentiality protections for information generated pursuant to the CRADA, the CRADA does not prevent the NCI from working with other companies on other hybridoma-based idiotypic vaccines for indolent FL or other forms of cancer, and the NCI or its future partners may be able to utilize certain technology developed under our prior CRADA. If the NCI chooses to work with other companies in connection with the development of such a vaccine, such other companies may also develop technology and know-how that may ultimately enable such companies to develop products that compete with BiovaxID. Additionally, through their partnership with the NCI, these companies could develop immunotherapies for other forms of cancer that may serve as barriers to any future products that we may develop for such indications.

We are not able to prevent third parties, including potential competitors, from developing and selling an anti-cancer vaccine for NHL having the same composition of matter as BiovaxID®.

Our BiovaxID vaccine is based on research and studies conducted at Stanford and the NCI. As a result of published studies, the concept of the vaccine and its composition of matter are in the public domain and cannot be patented by us, the NCI, or any other party. We have filed a PCT patent application on the type of cell media that is used to grow cell cultures in the production of our vaccine, and we have filed a PCT patent application on certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system. We have obtained an exclusive world-wide license for use of a proprietary cell line which we use to manufacture BiovaxID, but we cannot be certain that we will be successful in preventing others from utilizing this cell line or will be able to maintain and enforce the exclusive license in all jurisdictions. We cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with BiovaxID. For example, Bayer Innovation GmbH has commenced a Phase 1 clinical trial for its autologous anti-idiotype lymphoma vaccine produced in a tobacco plant cell line.

Several companies, such as Genentech, Inc., Corixa Corporation, Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan®, a monoclonal antibody, and Zevalin® and Bexxar®, which are passive radioimmunotherapy products. Passive immunotherapies, particularly the monoclonal antibody Rituxan, are well accepted and established in the treatment of NHL and as such will impact both regulatory considerations and market penetration.

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

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the U.S. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

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

Our ability to commercialize our products depends on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending applications, which are owned by third parties, exist in the various areas in which we have products or are seeking to create products, including patents relating to specific antifungal formulations and methods of using the formulations to treat infections, as well as patents relating to serum-based vaccines and methods for detection of lymphoma. The interpretation of patent claims is complex and uncertain. The legal standards governing claim interpretations are evolving and changing. Thus, any significant changes in the legal standards would impact the way that we interpret the claims of third-party patents in our product areas. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates may infringe. There could also be existing patents of which we are not aware that our product candidates may inadvertently infringe.

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

We currently depend on sole-source suppliers for cyclophosphamide, the primary agent utilized in Revimmune™ treatment, and for KLH, a critical raw material used in the manufacture of BiovaxID, and physicians who administer BiovaxID depend on a sole-source supplier for GM-CSF, an immune system stimulant administered with BiovaxID.

We currently depend on single source suppliers for critical raw materials used in Revimmune, BiovaxID and other components used in the manufacturing process and required for the administration of BiovaxID. In particular, the Revimmune treatment consists of high-dose cyclophosphamide. Baxter International, Inc. (“Baxter”) is the exclusive supplier of cyclophosphamide in the U.S and internationally. We are currently in discussions with Baxter seeking to obtain contractual relationships to insure our access to adequate supplies of cyclophosphamide to support clinical and commercial development of Revimmune. In addition, the manufacturing of BiovaxID requires keyhole limpet hemocyanin, or KLH, a foreign carrier protein. We purchase KLH from BioSyn Arzneimittel GmbH (“BioSyn”), a single source supplier. We have entered into a supply agreement with BioSyn, pursuant to which BioSyn has agreed to supply us with KLH. The supply agreement has an initial term of three years and is renewable for indefinite additional terms of five years each at our discretion, so long as we are not in default of our obligations pursuant to this agreement. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Under this agreement BioSyn is not contractually obligated to supply us with the amounts of KLH required for commercialization. We have become aware of additional suppliers who now market KLH, but we have not yet established a relationship with these suppliers and have not performed testing to insure that the KLH supplied by them is suitable for use in the BiovaxID production process.

When BiovaxID is administered, the administering physician uses a cytokine to enhance the patient’s immune response, and this cytokine is administered concurrently with BiovaxID. The cytokine used by physicians for this purpose is Leukine® sargramostim, a commercially available recombinant human granulocyte-macrophage colony stimulating factor known as GM-CSF. This cytokine is a substance that is purchased by the administering physician and is administered with an antigen to enhance or increase the immune response to that antigen. The physicians who administer BiovaxID will rely on Berlex Inc., or Berlex, as a supplier of GM-CSF, and these physicians will generally not have the benefit of a long-term supply contract with Berlex. GM-CSF is not commercially available from other sources in the U.S. or Canada.

Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of BiovaxID, or any other immunotherapies that we may develop, could be interrupted for an extended period of time, which may delay completion of our commercialization of BiovaxID, or any other immunotherapies that we may develop. If we are unable to obtain adequate amounts of these components, our commericialization will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different components that may not be as safe or as effective. As a result, regulatory approval of BiovaxID may not be received at all. All these delays could cause delays in commercialization of BiovaxID, delays in our ability to generate revenue from BiovaxID, and increased costs.

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

If we fail to comply with extensive regulations enforced by the FDA, EMEA, and other agencies, the sale of our product candidates would be prevented or delayed.

Research, pre-clinical development, clinical trials, manufacturing, and marketing of our products are subject to extensive regulation by various government authorities. We have not received marketing approval for BiovaxID or Revimmune. The process of obtaining FDA, EMEA, and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as

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

Our U.S. manufacturing, labeling, storage, and distribution activities also are subject to strict regulation and licensing by the FDA. Our biopharmaceutical manufacturing facilities are subject to periodic inspection by the FDA, the EMEA, and other regulatory authorities and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure or the failure of our biopharmaceutical manufacturing facilities, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the FDA or these other authorities, including the interruption or prevention of marketing, closure of our biopharmaceutical manufacturing facilities and fines or penalties.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. The commercial success of our potential products in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for the ordering of our potential products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations, and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new products, and, as a result, they may not cover or provide adequate payment for our potential products. Our product candidates could, if approved face declining revenues if competitor products are perceived as providing a substantially equivalent therapeutic effect at a lower cost to the payor. They may not view our products as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our products to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our products. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our products may cause our revenue to decline.

We may not be able to maintain sufficient product liability insurance to cover claims against us.

Product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our products progresses, or that existing, or future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have will offset existing or future claims. We maintain product liability insurance of $1.0 million per occurrence and in the aggregate. We believe that this coverage is currently adequate based on current and projected business activities and the associated risk exposure, although we expect to increase this coverage as our business activities and associated risk grow. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition, and results of operations.

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

Risks Related to Our Operations

The failure to attract and retain skilled personnel could impair our product development and commercialization efforts.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. The loss of the services of any member of our senior management, scientific, or technical staff may significantly delay or prevent the achievement of product development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results, and financial condition. We do not maintain key man life insurance for any of our executive management personnel. We are not aware of any plans by our key personnel to retire or leave us in the near future.

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

We own a majority of the outstanding shares of common stock of Biovest and the remaining Biovest stock is owned by approximately 400 stockholders of record. As a result, conflicts of interest may develop between us and the minority stockholders of Biovest. To the extent that our officers and directors are also officers or directors of Biovest, matters may arise that place the fiduciary duties of these individuals in conflicting positions. Although, we intend that such conflicts will be resolved by independent directors of Biovest, if this occurs, matters important to us could be delayed. Francis E. O’Donnell, Jr., M.D., our Chairman and Chief Executive Officer, is also Chairman and Chief Executive Officer of Biovest; Samuel S. Duffey, Esq., our President and General Counsel, is also President and General Counsel of Biovest; Alan M. Pearce, our Chief Financial Officer, is also Chief Financial Officer of Biovest.

Shares of the Biovest stock held by us are transferable under debentures and warrants issued by us.

In September 2006, we entered into a private placement in which we issued to investors an aggregate of $25.0 million of the 8% secured convertible debentures together with common stock purchase warrants. The convertible debentures issued by us in the private placement are convertible at the option of the holder into shares of our common stock or exchangeable for shares of Biovest stock held by us, and the warrants issued in the transaction are exercisable for our common stock or shares of Biovest stock held by us. In addition, we have pledged into an escrow account 18.0 million shares of the Biovest common stock held by us to secure the repayment of the convertible debentures. The total number of shares of Biovest common stock transferable by us to the investors in the private placement, whether pursuant to the exchange or exercise of the debentures and warrants or the exercise of rights under the pledge agreement may not exceed 18.0 million shares in the aggregate. Accordingly, it is possible that our ownership of Biovest common stock could decrease by up to 18.0 million shares as a result of the September 2006 private placement.We have also pledged a total of 33.0 million shares of Biovest common stock owned by us to secure debts owed to two secured creditors. In addition, Biovest may issue shares of its common stock to third parties in connection with debt and/or equity financing transactions. In such case, it is possible that we could cease to be the majority shareholder of Biovest.

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

Risks Related to Our Common Stock

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations are creating uncertainty for public companies. As a result of these new rules, we will incur additional costs associated with its public company reporting requirements. In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and this could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, a registered public accounting firm auditing a public company’s financial statements must attest to and report on mangagement’s assessment of the effectiveness of the company’s internal control over financial reporting if we become an accelerated filer in the future. The report of management is included in this Annual Report on Form 10-K. We are not yet required to include the attestation report of our registered public accounting firm. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Our common stock is quoted on the Pink Sheets.

Our common stock is quoted on the Pink Sheets as opposed to a larger or better accepted market. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

We are also subject to a SEC rule that, if we fail to meet certain criteria set forth in such rule, the rule imposes various sales practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may have an adverse effect on the ability of broker-dealers to sell our securities and may affect the ability of our stockholders to buy and sell our securities in the secondary market. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of the common stock and have a material adverse effect on the trading market for our securities.

The price of our stock may be highly volatile.

The market price for our common stock is likely to fluctuate due to factors unique to us and along with the highly volatile market prices of securities of biotechnology companies. You may not be able to resell shares of our common stock following periods of volatility. In addition, you may not be able to resell shares at or above your purchase price.

Our stock price may be affected by many factors, many of which are outside of our control, which may include:

•	actual or anticipated variations in quarterly and annual operating results;

•	the results of clinical trials and preclinical studies involving our products or those of our competitors;

•	changes in the status of any of our drug development programs, including delays in clinical trials or program terminations;

•	developments in our relationships with other collaborative partners;

•	developments in patent or other proprietary rights;

•	governmental regulation;

•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

•	Our ability to fund on-going operations;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the biotechnology industry; and

•	changes in the economic performance or market valuations of other biotechnology companies.

We may be unable to obtain necessary additional financing.

The capital requirements for our operations have been and will continue to be significant. Our ability to generate cash from operations is dependent upon, among other things, increased demand for our products and services and the successful development of direct marketing and product distribution capabilities. There can be no assurance that we will have sufficient capital resources to implement our business plan and we may need additional external debt and/or equity financing to fund our future operations.

There may not be a market for our common stock.

Upon demonstrating compliance with SEC financial reporting requirements, we will be eligible to list on the OTCQB™ marketplace which was launched in April 2010 by Pink OTC Markets, Inc. to better distinguish OTC securities that are registered and reporting with U.S. regulators. However, our shares will not then be listed on the OTC Bulletin Board or any other trading market. In order for us to qualify for listing on the OTC Bulletin Board, a market maker must complete and submit the appropriate applications to Financial Industry Regulatory Authority (“FINRA”) for potential approval. There are no assurances that a market maker will be willing to submit such an application or, if submitted, that FINRA will approve it. Accordingly, no assurance can be given that a holder of our common stock will be able to sell such securities in the future or as to the price at which such securities might trade. The liquidity of the market for such securities and the prices at which such securities trade will depend upon the number of holders thereof, the interest of securities dealers in maintaining a market in such securities and other factors beyond our control.

We have not been the subject of an independent valuation.

No investment banker or underwriter has been retained to value our common stock. We have not attempted to make any estimate of the prices at which our common stock may trade in the market. Moreover, there can be no assurance given as to the market prices that will prevail.

Our shareholders could suffer significant dilution upon the issuance of additional shares.

It is possible that we will need to issue additional shares of common stock or securities or warrants convertible into such shares in order to raise additional equity. In such event, our stockholders could suffer significant dilution.

We have filed a Petition for Reorganization pursuant to Chapter 11.

On November 10, 2008, we and our majority-owned subsidiary, Biovest and other subsidaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we will operate our business as a debtor in possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our indebtedness and to emerge from bankruptcy with a viable plan for reorganization (the “Plan”) and with adequate liquidity. We cannot be certain that we will be successful in formulating or filing an acceptable Plan, or that any such Plan we do file with the Bankruptcy Court will be confirmed by the Bankruptcy Court or successfully implemented by us.

We may not be able to obtain confirmation of the Plan.

As a debtor seeking confirmation of our Plan, we may not receive the requisite acceptances from our creditors to confirm such Plan. If the requisite acceptances of our Plan are received, we intend to seek confirmation of the Plan by the Bankruptcy Court. If the requisite acceptances of our Plan are not received, we may nevertheless seek confirmation of the Plan notwithstanding the existence of a dissenting class or classes of creditors. The Bankruptcy Court may confirm the Plan pursuant to the “cramdown” provisions of the Bankruptcy Code if the Plan satisfies Section 1129(b) of the Bankruptcy Code. To confirm a plan over the objection of a dissenting class, the Bankruptcy Court also must find that at least one impaired class (which cannot be an “insider” class) has accepted the plan.

Even if the requisite acceptances of our proposed Plan are received, the Bankruptcy Court is not obligated to confirm the Plan as proposed. A dissenting holder of a claim against us could challenge the balloting procedures as not being in compliance with the Bankruptcy Code, which could mean that the results of the balloting may be invalid. If the Bankruptcy Court determined that the balloting procedures were appropriate and the results were valid, the Bankruptcy Court could still decline to confirm the Plan, if the Bankruptcy Court found that any of the statutory requirements for confirmation had not been met.

If our Plan is not confirmed by the Bankruptcy Court: (a) we may not be able to reorganize our businesses; (b) the distributions that holders of claims ultimately would receive, if any, with respect to their claims are uncertain; and (c) there is no assurance that we will be able to successfully develop, prosecute, confirm, and consummate an alternative plan that will be acceptable to the Bankruptcy Court and the holders of claims. It is also possible that third parties may seek and obtain approval from the Bankruptcy Court to terminate or shorten the exclusivity period during which only we may propose and confirm a plan of reorganization.

Our emergence from Chapter 11 is not assured.

While we expect to emerge from Chapter 11, there can be no assurance that we will successfully reorganize or when this reorganization will occur, irrespective of our obtaining confirmation of the Plan.

The conditions precedent to the effective date of the Plan may not occur.

As more fully set forth in the Plan we have filed with the Bankruptcy Court, the effective date of the Plan is subject to a number of conditions precedent, including a final order of confirmation of our Plan by the Bankruptcy Court. If such conditions precedent are not met or waived, the Plan will not become effective.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We leased approximately 9,800 square feet, which are our principal executive office and administrative office. It is located in Tampa, Florida, pursuant to a lease agreement expiring on September 30, 2011. Subsequent to the period of this report, on December 1, 2008, we amended our lease in Tampa, Florida, which had the effect of decreasing the leased premises to approximately 7,400 square feet.

Our Analytica subsidiary leased approximately 13,800 square feet of office space, located at 450 Park Avenue South, New York, NY 10016 and approximately 22,500 square feet of office space in Lorrach, Germany1. The New York office was occupied pursuant to a lease that was to expire on August 31, 2010. Subsequent to the period of this report, on March 20, 2009, the Bankruptcy Court entered an Order confirming the rejection of this New York office lease, and Analytica no longer occupies this office space. Subsequent to the period of this report, on May 7, 2009, the Bankruptcy Court entered an Order confirming the entry into a new sublease dated March 31, 2009 for Analytica’s replacement office space, located at 24 West 40 th Street, New York, NY, consisting of approximately 4,000 square feet.

Subsequent to the period of this report, effective on March 1, 2010, and pursuant to the authorization of the Bankruptcy Court, Analytica entered into a new sub-lease for office space located at Meeraner Platz 1, 79539 Lorrach, Germany, to be occupied by Analytica’s employees in Germany (the “Lorrach Lease”). The Lorrach lease will expire on November 1, 2011.

Biovest leases approximately 35,000 square feet in Minneapolis, Minnesota, which we use for offices, a laboratory, manufacturing, warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. This facility lease agreement has expired and we continue to occupy this facility on a month-to-month basis with a long-term lease currently being negotiated which is expected to include improvements to the facility to provide a dedicated laboratory space for the production of BiovaxID and potential future expansion to the facility to permit additional BiovaxID production capacity when required.

Biovest leased approximately 17,000 square feet in Worcester, Massachusetts, which we used for BiovaxID production, contract cell production, offices, and storage. We had extended our lease term on this facility through February 28, 2010. Subsequent to the period of this report, on December 8, 2008, the Bankruptcy Court in our Chapter 11 proceeding entered an Order confirming the rejection of this Worcester lease, and we no longer occupy these premises.

Biovest leased approximately 24,000 square feet in St. Louis, Missouri under a three year lease which runs through January 2010. Subsequent to the period of this report, on December 1, 2008, we amended our lease in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the leased premises to 10,000 square feet and on March 31, 2009, pursuant to the terms of the amended lease, we terminated this lease.

We plan to continue to evaluate our requirements for facilities during fiscal 2009. We anticipate that as our development of Revimmune and/or BiovaxID advances and as we prepare for the future commercialization of these products, our facilities requirements will continue to change on an ongoing basis.

ITEM 3.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (“Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we will operate our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. All pending or threatened litigation or claims involving us were automatically stayed as a result of this Chapter 11 filing, and all such claims may be subject to compromise or modification through the terms of any Plan of Reorganization filed by us in the Chapter 11 proceedings.

1 Please see “Item 9B. Other Information”.

Biovest litigation:

On August 4, 2008, our Biovest subsidiary was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. Biovest intends to seek to the dismissal of this litigation and plans to defend these claims vigorously. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law.

Analytica litigation:

On December 2, 2005, our Analytica subsidiary commenced litigation in the Supreme Court of New York, New York County against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. The defendant has filed an Answer containing counterclaims alleging that he was owed contractual bonus and other compensation and seeking damages for wrongful termination against Analytica, our Company and an officer of our Company. Both Analytica and the former employee sought injunctive relief and monetary damages from one another. We filed a motion seeking to dismiss all claims naming us and our officer personally, and to dismiss certain claims against all defendants. In June 2007, the Court granted our motion and dismissed defendant’s counterclaims against our officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. The defendant refiled an Amended Counterclaim in July 2007, and we have filed a motion seeking to dismiss virtually all claims in the Amended Counterclaim. We are pursuing our affirmative claims in this matter vigorously and have asserted all available defenses against the counterclaims, which we believe are without merit. Upon the filing of Analytica’s and our Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law.

Other proceedings:

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets or results of operation.

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our common stock has been quoted on the Nasdaq Global Market, formerly known as the Nasdaq National Market, under the symbol “ABPI”.2

Number of Common Shareholders

As of September 30, 2008, we had approximately 54,103,894 shares of common stock outstanding, which were held by approximately 130 stockholders of record.

2 Subsequent to the period of this report, on November 4, 2008, our common stock opened for trading on the Pink Sheets under the symbol, “ABPIQ.PK”.

Quarterly High/Low Company Stock Price – ABPI

The following table sets forth the range of high and low sale prices for our common stock for each of the quarterly periods indicated as reported by the Nasdaq Global Market.

	High	Low
Year Ended September 30, 2007:
First Quarter	$4.08	$2.16
Second Quarter	$4.50	$3.07
Third Quarter	$3.39	$2.50
Fourth Quarter	$2.80	$1.66

Year Ended September 30, 2008:
First Quarter	$3.39	$2.08
Second Quarter	$3.31	$0.95
Third Quarter	$1.94	$0.80
Fourth Quarter	$1.05	$0.40

Dividends

We have never declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. We anticipate that all future earnings will be retained to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, and other factors.

Equity Compensation Plan Information

See Part III, Item 12 for information on our equity compensation plan.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as disclosed in previous SEC filings.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-K. This section of this Annual Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the “Risk Factors” section of this Form 10-K.

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through our, majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s Lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, through our, wholly-owned subsidiary, Analytica International, Inc., we conduct a health economics research and consulting business, which we market to the pharmaceutical and biotechnology industries, using our operating cash flow to support our corporate administration and product development activities.

Revimmune™ is being developed as a comprehensive system of care for the treatment of MS and other human autoimmune diseases. In the treatment of MS, Revimmune seeks to restore neurological and physical functions that have been lost due to disease progression as well as to delay further disease progression. Revimmune’s primary mode of action is to eliminate mature white blood cells (lymphocytes) that circulate throughout the body, including the white blood cells that are believed to cause the progressive disability characteristic of autoimmune disease. At the same time, Revimmune selectively seeks to spare immature immune stem cells in the bone marrow which can repopulate the immune system without the autoimmunity. As part of Revimmune therapy, an immune “rebooting” process takes place as the marrow stem cells reform the immune system with new cells lacking autoimmunity. We are currently planning a Phase 3 clinical trial of Revimmune for the treatment of MS. Additionally, we anticipate potential future studies in other diseases with an underlying autoimmune component.

Through a collaboration with the National Cancer Institute (NCI), our majority-owned subsidiary, Biovest International, Inc. (OTCQB: “BVTI”) (“Biovest”) has developed a patient-specific cancer vaccine, BiovaxID®, which has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in follicular non-Hodgkin’s lymphoma patients treated with BiovaxID. Based on Phase 2 and Phase 3 clinical trial results, Biovest plans discussions with the FDA and international regulatory agencies regarding marketing approval.

Additionally, through our wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), based in New York City, we conduct a global research and strategy consulting business that provides professional services to the pharmaceutical and biotechnology industries. Since 1997, Analytica has expertly directed research studies and projects, including traditional health economic modeling projects, database studies, structured reviews, health technology assessments, reimbursement analyses, and value dossiers.

Corporate History and Structure

We were organized in 2002 to develop and commercialize biopharmaceutical products. We commenced business in April 2002 with the acquisition of Analytica International, Inc. f/k/a The Analytica Group, Ltd. (“Analytica”), a provider of analytical and consulting services to the biopharmaceuticals industry, including clinical trial services, pricing and market assessment and outcomes research. We acquired Analytica in a merger transaction for $3.7 million cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of Series B preferred stock. Analytica, which was founded in 1997, has offices in New York and Germany.

In April 2003, we acquired, through a merger transaction, TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”), a specialty pharmaceutical company founded in 2000 to market prescription pharmaceutical products. We acquired TEAMM for $7.9 million through the issuance of 9.7 million shares of Series D preferred stock, issuance of options to purchase 0.8 million shares of Series D preferred stock, issuance of warrants to purchase 2.1 million shares of Series D preferred stock, and the assumption of $13.7 million of liabilities. Through the TEAMM acquisition, we acquired an in-house sales force and a portfolio of prescription pharmaceutical products. Subsequent to the period, on November 10, 2008, operations of TEAMM were discontinued in conjunction with our Chapter 11 bankrupcty filing.

In June 2003, we acquired 81% interest of Biovest, for investment of $20.0 million in Biovest pursuant to an investment agreement. Biovest is a biologics company that is developing our BiovaxID patient-specific vaccine for the treatment of FL. Biovest also produces custom biologic products for a wide variety of customers, including biopharmaceutical and biotechnology companies, medical schools, universities, hospitals, and research institutions. We currently own approximately 76% of common stock of Biovest with the minority interest being held by approximately 400 shareholders of record. Biovest common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and Biovest therefore files periodic and other reports with the SEC.

In December 2003, we acquired substantially all of the assets and liabilities of Private Institute for Medical Outcome Research GmbH, which we have incorporated under the name, Analytica International GmbH3 for $0.6 million cash and assumption of $0.3 million of net liabilities. As part of the employment agreements with the two former owners, we issued to them warrants to purchase 950,029 shares of our Series B preferred stock that vest over five years and are exercisable at $2.63 per share. Due to the conversion of Series B preferred stock to common stock and to the exercise and cancellation of warrants, currently warrants to purchase 169,193 shares of our common stock at $5.15 per share remain outstanding. Analytica International GmbH is a European-based provider of research, commercialization, and communications services similar to those provided by Analytica. Analytica International GmbH expanded the geographic reach of our analytical and consulting services business throughout the EU and Asia, and provides us with additional capabilities that we believe will enable us to more effectively identify and attract partners with product candidates and to efficiently develop, clinically test, and market our products.

Analytica is headquartered in New York City with an office located in Germany4. Biovest has manufacturing facilities in Minneapolis, Minnesota, with laboratories, offices, and warehouse space for storage of supplies and inventories. The Minneapolis location is a 35,000 square foot building which includes laboratory and warehouse space. At our Minneapolis facility, we manufacture our BiovaxID vaccine along with hollow fiber perfusion instruments used for the production of cell culture products and disposable products used with these instruments. We also perform research regarding the development of additional instruments including our AutovaxID automated instrument.

To facilitate commercial production of the vaccine, we are continuing to develop our proprietary manufacturing equipment, AutovaxID™ to integrate and automate various stages of vaccine production. We believe that the AutovaxID system will reduce the space and staff currently required for production of the vaccine. We are also commercially manufacturing and selling AutovaxID instruments. Further, we manufacture cell culture products for third parties.

Accentia Pharmaceuticals, which was based in Tampa, Florida, marketed and sold pharmaceutical products that are developed primarily by our third-party development partners. These product lines included Respi~TANN™, SinuTest™, and Zinotic™. Respi~TANN is a prescription antitussive decongestant for temporary relief of cough and nasal congestion, SinuTest is a test used in connection with the diagnosis of chronic sinusitis and Zinotic is a treatment of superficial infections of the external ear.

We licensed or obtained distribution or marketing rights to the products from third parties who had developed these products. We fund our partners’ development activities primarily through milestone payments that are based on the partner achieving specified development goals. Milestone payments to our development partners were $0.2 million and $2.0 million in the years ending September 30, 2008 and 2007.

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

3 Please see “Item 9B. Other Information”.

4 Please see “Item 9B. Other Information”.

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

We recognize revenue as follows:

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

Inventories

Inventories are recorded at the lower of cost or market. We periodically review inventory quantities of raw materials, instrumentation components and disposables on hand, and we record write-downs of inventories to market value based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required.

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. We have made no impairment adjustments to recorded goodwill. Our carrying value of goodwill at September 30, 2008 and 2007 was $1.2 million. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

We capitalized goodwill in connection with our acquisition of Analytica in April 2002 and in connection with the IMOR acquisition in December 2003, based on the fair value of the acquired assets net of assumed liabilities. Subsequent to the period of this report, the portion of goodwill relating to IMOR was impaired during the quarter ended March 31, 2010 due to IMOR’s german insolvency action.

Our major intangible assets with limited useful lives include product rights acquired in connection with our April 2003, acquisition of TEAMM and our June 2003 acquisition of Biovest, as well as a variety of patents, non-competition rights. We recorded amortization of intangible assets of $1.1 million and $1.0 million in the years ended September 30, 2008 and 2007, respectively. We amortize intangibles based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements and the remaining life of patents on products currently being marketed. We recognized impairment losses of $3.6 million during the year, ended September 30, 2007 in connection with our MD Turbo device and certain trademarks. We recognized a $9.5 million impairment expense on our SinuNase asset during the twelve months ended September 30, 2008. Results from the Phase 3 clinical trials were released in March 2008 and were inconclusive. See the subsequent event footnote to our financial statements regarding the discontinuation of operations of TEAMM effective November 10, 2008.

Our carrying value of intangible assets at September 30, 2008 and 2007 is $4.4 million and $14.7 million, respectively net of accumulated amortization of $6.6 million and $5.6 million, respectively. We begin amortizing capitalized intangibles on their date of acquisition, as further described in Note 6 to our consolidated financial statements included in this Form 10-K.

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

Effective October 1, 2005, we adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R—Accounting for Stock-Based Compensation (“FAS 123(R)”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of our stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The adoption of FAS 123(R) had no impact on our consolidated financial position.

We use the Black-Scholes-Merton options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. In applying the Black-Scholes-Merton options-pricing model during fiscal 2008, we assumed no dividend yield, risk-free interest rates ranging from 2.23% - 4.24%, expected option terms ranging from 5.0 to 6.0 years, a volatility factor ranging from 52.64% to 54.17%, share prices ranging from $0.77 to $2.70, and option exercise prices ranging from $0.77 to $2.70.

We recorded stock-based compensation of $5.0 million in the twelve months ended September 30, 2008. We recorded stock-based compensation of $3.6 million in the year ended September 30, 2007, which was related to employee and non-employee stock options. $2.4 million was recorded as an expense, and $1.2 million was issued for accrued bonus payable. In all periods, stock-based compensation is classified in various categories.

Derivative instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either not afforded equity classification, embody risks not clearly and closely related to host contracts, or may be net-cash settled by the counterparty. Except as provided in FAS 155, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements. In instances, where we elect not to bifurcate, embedded derivative features, the entire hybrid instrument is carried at fair value in the consolidated financial statements.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weighted averages to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Variable interest entities

We evaluate all significant arrangements and relationships for indications of variable interest entities pursuant to Financial Accounting Standards Board Interpretation 46R, Consolidation of Variable Interest Entities As discussed in Note 22, during April 2006 and December 2006, we and Biovest entered into financing arrangements that involved entities that met the definition of variable interest entities. As a result, we and Biovest were required to consolidate these entities and reflect the non-controlling interest in the consolidated financial statements as of and for the years ended September 30, 2008 and 2007. The 2008 and 2007 consolidated financial statements include the variable interest entities as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC and Revimmune, LLC.

Income Taxes

We incurred net operating losses for the years ended September 30, 2008 and 2007, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal net operating loss carryover of approximately $183.6 million as of September 30, 2008, which expires through 2027. Of this amount, $51.1 million is attributable to Biovest and will no longer be available to offset income generated by the other members of the group.

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

Additionally, since Biovest is no longer part of the consolidated group for income tax purposes, we could in the future have a net loss but our Company or Biovest could be subject to tax on income since the losses may not be available to offset the income of the other entity.

Results of Operations

Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

Consolidated Results of Operations

Net Sales. Our net sales for the year ended September 30, 2008 were $15.9 million, a decrease of $2.4 million, or 13%, from the year ended September 30, 2007. The decrease is primarily due to a decrease in sales of our specialty pharmaceutical products through our TEAMM subsidiary. Sales of Respi-TANN were down by $2.4 million due to a shorter flu season during the twelve months ended September 30, 2008 compared to the twelve months ended September 30, 2007.

Cost of Sales. Our cost of sales for the year ended September 30, 2008 was $9.6 million, or 61% of net sales, compared to $8.7 million, or 48% of net sales, during the year ended September 30, 2007. This represented an increase of approximately $1.0 million, or 11%, over the year ended September 30, 2007 primarily attributable to the increase salaries at our Analytica subsidiary which are classified as cost of sales.

Research and Development Expenses. Our research and development costs were $8.9 million for the year ended September 30, 2008; a decrease of $11.0 million, or 55%, over the year ended September 30, 2007. Our Biovest subsidiary had a decrease of $6.7 million, primarily due to Biovest conducting an interim analysis of the available trial data and its decision to seek conditional approval with the FDA and EMEA as previously discussed, coupled with the limited financing available to Biovest, Biovest is focused on reducing research and development expenses from that of historical levels. This has resulted in both R&D staffing levels, as well as the number of sites participating in our clinical trials to have declined considerably. The remainder of the reduction is due to the completion of the initial Phase 3 clinical trial of SinuNase.

General and Administrative Expenses. Our general and administrative expenses were $18.1 million for the year ended September 30, 2008; a decrease of $1.2 million, or 7%, over the year ended September 30, 2007. The decrease was primarily due to a reduction of expenses in our TEAMM subsidiary, through administrative headcount reduction.

Impairment of Intangible Assets. Impairment of intangible assets was $9.5 million for the year ended September 30, 2008 compared to $3.6 million for the year ended September 30, 2007. The 2008 impairment related to SinuNase and the 2007 impairment related to MD Turbo and the TEAMM trademark.

MD TURBO™

In 2007, we determined that MD Turbo was no longer a viable commercial product and therefore concluded it was impaired, due to lack of sales and the reduced market opportunity. The market opportunity for MD Turbo changed dramatically since the product was launched in June 2006. At the time of its market introduction, MD Turbo was compatible with greater than 90% of all commercially available metered-dose inhalers (“MDI”). One of the key benefits of MD Turbo was that it contained a built-in dose counter. This important feature helped patients track the number of doses used each month and alerted them when it was time to refill their prescription. At the time of the decision to impair the asset, the majority of manufacturers had re-tooled their products to include a dose counter as well. This “re-tooling” changed the actual physical size of the MDI container and as a result, the majority of MDI’s became incompatible with MD Turbo. Another major change in the marketplace included the shift from CFC (chlorofluorocarbons) based propellants to HFA (a non-CFC) propellants, as a result of an FDA mandate requiring that all commercially available MDIs must use an HFA propellant and that CFC propellant products must be phased off the market by 2008. At the market introduction of MD Turbo, the majority of MDIs were CFC based and compatible with MD Turbo. Impairment of the asset was deemed appropriate given the market had already largely shifted to HFA products consisting of different sizes and shapes than the previously marketed CFC based inhalers, leaving only two (2) then marketed HFA products that remained compatible with MD Turbo.

In addition, the “TEAMM” trademark was impaired resulting in an expense of $0.3 million in the year ended September 30, 2007. This impairment resulted from the change of the Specialty Pharmaceuticals company name from “TEAMM” to “Accentia Pharmaceuticals”.

SINUNASE™

During fiscal year 2008, we announced the top-line unblinded results of a Phase 3 clinical trial of our SinuNase product candidate, which was being developed as a treatment for chronic sinusitis. In March 2008, the SinuNase Phase 3 data relating to the primary endpoint was announced and in April 2008, we provided follow-up data on a more detailed analysis of the unblinded results. The data revealed that the clinical trial did not indicate statistically significant clinical benefit and the trial was not considered to be successful. We have determined to discontinue its efforts to develop SinuNase, and have therefore made the decision to treat this asset as impaired.

Royalty expenses. Royalty expense increased $0.02 million, from $0 to $0.02 million in the twelve months ended September 30, 2008. The royalty expense reflects the minimum royalties due under the sublicense of Revimmune from John Hopkins University.

Interest Expense. In year ended September 30, 2008, our interest expense was $28.1 million, an increase of $8.7 million, over the year ended September 30, 2007. The increase is due primarily from increased amortization of debt discounts by $12.2 million associated with the February 2007 convertible debentures and June 2008 secured convertible debenture as well as the January 2008 preferred stock transaction , reduced by the adjustment to fair market value of the September 2006 convertible debenture of approximately $3.0 million. Interest income was $0.2 million in the year ended September 30, 2008 as compared to $0.7 million of interest income in the year ended September 30, 2007.

Loss on sale of assets. Our loss on sale of assets was nominal for the year ended September 30, 2008; a decrease of $1.2 million, or 100%, over the year ended September 30, 2007. This change was primarily due to the 2007 divestiture of our Xodol and Histex products.

Derivative gain. Derivative gain was $8.9 million for the year ended September 30, 2008 as compared to a gain of $10.4 million for the year ended September 30, 2007. This decrease of approximately $1.5 million is primarily related to the derivative instruments associated with the convertible feature and warrants associated with the January 2008 preferred stock financing and the June 2008 secured convertible debenture. The gain was primarily due to a drop in our stock price during the year ended September 30, 2008.

Loss on financing transaction. In the year ended September 30, 2007, our loss on financing transaction was $8.8 million compared to no loss for year ended September 30, 2008. This loss is attributable to the issuance of warrants entitling Laurus to purchase Biovest common stock owned by Accentia. The warrants were issued in order to obtain consent for various transactions including the termination of a first right of refusal agreement with Biovest, the sale of our interest in Biolender, LLC, and termination of the Biologics Products Commercialization Agreement with Biovest.

Loss on extinguishment of debt. The loss of extinguishment of debt was $6.6 million and $11.8 million for the years ending September 30, 2008 and September 30, 2007, resulting from the modification to the provisions of our debt payable to Laurus Master Fund, Ltd., Pulaski Bank and Trust Company, and certain other related parties.

Convertible debenture inducement loss. Convertible debenture inducement loss for the year ended September 30, 2007 was a $4.5 million loss incurred upon the closing of the February 2007 convertible debentures which included an inducement offer in the form of a discount for September 2006 debenture holders, if they committed to convert a specified balance of those debentures. There was no loss for the year ended September 30, 2008.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the years ended September 30, 2008 and 2007 was approximately $513,136 and $742,075, respectively. $17,600 related to Accentia’s interest in Revimmune, LLC, the balance relates to Biovest’s interest in the New Market Tax Credit entities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

At September 30, 2008, our cash totaled $1.1 million compared with $1.6 million at September 30, 2007. Restricted cash at September 30, 2007 totaled $2.5 million held in escrow for payment of principal and interest in 2008.

Capital Raised through Equity Issuances

We have received funding from our initial public offering, private placements of our common and preferred stock, issuance of convertible debenture and from the exercise of warrants and options to purchase capital stock.

Debt Financing5

We currently have credit facilities with various lenders:

Credit Facility with Laurus Master Fund, Ltd. On April 29, 2005, we entered into a credit facility with Laurus Master Fund, Ltd. (“Laurus”). The term loan portion of the Laurus credit facility is evidenced by an amended and restated secured convertible term note, dated August 16, 2005, in the principal amount of $10.0 million. The revolving loan portion of the credit facility is evidenced by an amended and restated secured convertible minimum borrowing note in the amount of $2.5 million and a secured revolving note of up to $5.0 million, provided that the aggregate principal amount under both notes combined may not exceed $5.0 million. In connection with the Laurus credit facility, as amended, we issued to Laurus a warrant to purchase a number of shares of our common stock that is equal to $8.0 million divided by our per share initial public offering price of $8.00.

On October 21, 2007, Laurus extended a previously incurred overadvance through March 31, 2008. In connection with the extension of the overadvance, we granted Laurus a warrant to purchase up to 4,024,398 shares of our common stock at an exercise price of $2.67.

On June 18, 2008, we entered into agreements with Laurus (the “Payoff and Amendment Agreements”) pursuant to which: (i) the Amended and Restated Secured Non-Convertible Revolving Note in the original principal amount of $5.0 million dated as of April 29, 2005 (the “Revolving Note”) was satisfied; (ii) the Second Amended and Restated Secured Convertible Minimum Borrowing Note in the original principal amount of $2.5 million dated as of April 29, 2005 (the “Minimum Borrowing Note”) and the Second Amended and Restated Secured Convertible Term Note in the original principal amount of $5.0 million dated as of April 29, 2005 (the “Term Note”) were modified to extend the maturity to December 31, 2008 and to provide that no interest would accrue or be paid until December 31, 2008, at which time the notes would be marked “Paid”, conditioned upon satisfaction of stated conditions; (iii) Laurus released its security interest in all our assets except the capital stock and assets of our subsidiary, Analytica, and our rights and interests in BiovaxID royalties under the Royalty Agreement dated October 31, 2008.

The other material terms and conditions of the Payoff and Amendment Agreements are as follows:

•

We entered into an Assignment of Sale Proceeds with Laurus whereby we assigned to Laurus the proceeds of a contemplated sale of Analytica, up to a total of $8.8 million, with us and Laurus equally dividing any proceeds of such a sale in excess of $8.8 million. This sale of Analytica (and/or cash payment in the amount of $8.8 million) is required to occur on or before December 31, 2008. If we do not sell Analytica by December 31, 2008, we had the right to make cash payment to Laurus up to the amount of the shortfall. Since we did not sell Analytica by December 31, 2008 and did not receive sale proceeds or make other cash payments of $8.8 million, Laurus may seek the cash shortfall from us or may elect to take possession of the stock of Analytica, and we will continue to be obligated for any deficiency in the event Laurus sells Analytica. Laurus also has the right to receive the assignment of additional royalty rights as described below.

•

We entered into an Assignment of Rights Under Royalty Agreement with Laurus whereby we assigned to Laurus a royalty of 4% of worldwide sales of BiovaxID reducing our royalty percentage in BiovaxID from 19.5% to 15.5%. The Assignment of Rights Under Royalty Agreement additionally provides for the potential of additional royalties which may be assigned to Laurus under certain circumstances. Since no sale of Analytica took place by December 31, 2008, and no cash payment was made by us to Laurus, Laurus is to receive an additional assignment of 2% royalty in BiovaxID. In addition, since Analytica was not sold and payment of $8.8 million was not made by December 31, 2008, Laurus has the option to elect to (a) take possession of the stock of Analytica and look to us for any deficit resulting from a sale of Analytica by Laurus or (b) receive an additional royalty in BiovaxID calculated on the basis of 1.0% of additional royalty for each $1.0 million shortfall in payment below $8.8 million.

•

We entered into a clarification with Laurus of our existing guaranty obligation with respect to the outstanding Secured Promissory Note of Biovest to Laurus to fix the amount guaranteed by us at $4.9 million.

5 As a result of the November 10, 2008, Chapter 11 filings by our subsidiaries and us, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

•

The Minimum Borrowing Note and the Term Note (the “Continuing Notes”) continue in existence but were modified to extend the maturity date to December 31, 2008, and to provide that interest would not accrue until December 31, 2008, and to further clarify that any payment under the Continuing Notes will reduce our aggregate indebtedness to Laurus of $8.8 million and will not alter or expand Laurus’ rights at December 31, 2008 as described herein. Laurus’ existing right to convert amounts due under the Continuing Notes into our common stock continues and the conversion price was reduced to $1.20 per share.

We determined the above modification was within the scope SFAS15 and EITF 02-04. Therefore, we have recorded the debt in the amount of the future cash payments of $8.8 million.

As a result of our November 10, 2008 Chapter 11 bankruptcy petitions filed by us and our subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Credit Facility with Laurus Master Fund, Ltd., Biovest. On March 31, 2006, our majority-owned subsidiary, Biovest closed a financing transaction (the “Transaction”) with Laurus, pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Note”) and a warrant to purchase up to 18,087,889 shares of Biovest’s common stock at an exercise price of $0.01 per share (the “Warrant”). Since June 2003, we have been the primary source of financing for Biovest; however, this Transaction with Laurus represents the initial financing by Biovest from sources other than us.

The Note and Warrant were purchased pursuant to a Note and Warrant Purchase Agreement between Biovest and Laurus (the “Purchase Agreement”). The following describes certain material terms of and activity related to the Biovest Transaction:

•

Under the terms of the Note, $0.299 million of the principal amount was disbursed at the closing to Laurus and other third parties to cover closing fees and expenses relating to the transaction, and $7.799 million of the principal amount was deposited into a restricted bank account of Biovest (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus.

•

Under otherwise agreed by Laurus, Laurus is expected to authorize disbursements from the Restricted Account as the Company is able to secure additional working capital financing, including without limitation through financings involving New Market Tax Credits (“NMTC”) in the amounts and of the type more particularly described in the Transaction documents. On April 28, 2006, $2.5 million was released from the restricted account as part of a financing transaction involving NMTC.

•

Pursuant to the original terms of the Note, Biovest was required to make certain principal and interest payments commencing in calendar year 2007. Biovest did not commence making such payments when originally due and reached an understanding that such payments would not commence while Biovest sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 and was effective April 17, 2007 (the “Letter Agreement”). Biovest closed a short-term borrowing of $0.75 million from Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”). In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from Biovest to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note were deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million per month were commenced. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent (3%) of world-wide net sales of AutovaxID instruments for a period of five years commencing on the earlier of May 31, 2007, or the completion of a long term financing by Biovest. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007, and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

•

The Note became due and payable on March 31, 2009, provided that any portion of the principal amount not contained in the Restricted Account would amortized in equal monthly payments of principal and interest beginning on July 1, 2006 and ending on the maturity date. The initial monthly payment amount would be $9,060.61 per month, provided that as amounts are released from the Restricted Account from time to time, such amounts would be added to the amortizing portion of the Note, and the monthly payments would increase accordingly. The Note can be prepaid by Biovest at any time without penalty.

•

The outstanding principal amount of the Note bears interest at a rate equal to the greater of the prime rate plus 2.0% or 9.0% per annum, except that any portion of the principal amount contained in the Restricted Account bears interest at prime rate.

•

Sixty-four percent (64%) of the Note is guaranteed by us. We also have a separate credit facility with Laurus pursuant to which we pledged our assets as collateral, and pursuant to the Transaction documents, this pledge of collateral by us will also secure our guarantee of the Note. Additionally, all of the assets of Biovest, including its intellectual property and the stock of its Biovax, Inc. subsidiary, were pledged by Biovest as collateral for the Note and its obligations to Laurus.

•	The Warrant provides that Laurus may purchase up to 18,087,889 shares of Biovest’s common stock at an exercise price equal to $0.01 per share. The Warrant will expire on March 31, 2021.

•

In connection with the Transaction, Laurus and Biovest entered into a registration rights agreement providing that Laurus will have the right to require Biovest to file a registration statement with the SEC to register the resale of the shares issuable to Laurus pursuant to the exercise of the Warrant. Biovest will be required to file such registration statement within sixty (60) days after written demand by Laurus, provided that in no event will Biovest be required to file such registration statement earlier than ninety (90) days after the closing of the Transaction.

The Note contains monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. We evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, we determined that the default put did not meet the clearly and closely related criteria as provided in FASB 133 Derivative Financial Instruments. Accordingly, upon release of funds underlying the first tranche, we reclassified an amount of $306,750 which represents the estimated fair value of the default put liability to derivative liability. Upon release of funds under the second tranche, we reclassified $122,700 to derivative liability. The default liability is initially and subsequently carried at fair value with changes recorded in income.

On July 31, 2008, Biovest again extended the maturity date of all debt outstanding to Laurus and their affiliates, Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”). This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007; and 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. We also agreed to pay an additional $4.4 million fee on the notes, payable at maturity.

As a result of our November 10, 2008 Chapter 11 bankruptcy petitions filed by us and Biovest, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

New Market Tax Credit Financing. On April 25, 20066, Biovest’s wholly-owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: our Company, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“U.S. Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). We originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into Biovest’s restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Our Company along with our wholly-owned subsidiary, Analytica and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging our shares of TEAMM, Analytica, Biovest’s and our membership interest in Biolender who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, we, formed along with Biovest, Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. We used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two of our directors. On April 27, 2006, Biovest redeemed 10.0 million shares of common stock owned of record by us for a $6.0 million cash payment which equaled the market price of $0.60 per share. We used the proceeds of the stock redemption to repay our intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with us whereby, Biovest purchased our 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to us 10.0 million shares of common stock, representing the negotiated value of the purchased interest.

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99.99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of our common stock near the maturity date.

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) as well as make payment for associated management, legal and accounting fees ($0.1 million). The $12.0 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

6 In July 2010, Biovest and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, our Guaranty, Biovest’s, and all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within five days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. Biovest also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of its common stock over a period of nine-years at a fixed price of $1.30. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes-Merton option pricing model. We also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of our common stock over a period of seven years at a fixed price of $9.00.

Biovax used the proceeds of the $11.5 million convertible promissory note as follows: $6.0 million was paid to us pursuant to an Asset Purchase and Sale Agreement dated April 18, 2006, and described further below, $1.6 million was issued as a dividend to us and $1.3 million was paid to us for the BiovaxID vaccines in various stages of production. The remaining $2.6 million was used to cover ongoing operational expenses.

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4 million in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9 million in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $0.1 million resulting from the difference of $12.4 million in principal and interest payments received less $11.9 million in principal and interest paid less approximately $0.4 million in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and U.S. Bancorp entered into a put option wherein U.S. Bancorp will have the right to put its investment in the Fund to us near the maturity of the instruments at a price of $0.18 million. Management has concluded that the fair value of U.S. Bancorp’s investment in the Fund at maturity of both notes (approximately $0.1 million) would be less than the $0.18 million U.S. Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. We accounted for this option as a derivative liability that requires recognition at fair value. We utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($0.18 million) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, we transferred all or substantially all of the assets of our vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and our rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid us $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, we were required to treat the advance as unrestricted and non-segregated funds provided that we use the funds to make all required lease payments. Finally, Biovax also hired all of our employees that are related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

•

The tax credits arising from this transaction were fully assigned to U.S. Bancorp. Biovax entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) at least fifty percent of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) at least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by

Section 45D(e) of the U.S. Tax Code; (iv) less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) no part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) no part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovest, along with Biovax, will operate consistently with the Asset Purchase Agreement between Biovest and Biovax, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

We, along with, Biovest and certain member of our board of directors and Biovest’s board of directors, entered into a guarantee arrangement with the CDE for the debt service of Biovax. Biovest has guaranteed 100% of the debt service while our directors and Biovest’s directors have guaranteed up to $6.0 million of the debt service. In addition, we have partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

•

Various legal and accounting fees of $108,000 paid directly by Biovax and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which Biovest has a variable interest and involved in structuring this transaction (the Fund and the CDE) were recorded as a reduction to non-controlling interests in variable interest entities on our consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax.

As a result of Biovest’s Chapter 11 filing on November 10, 2008, Biovax discontinued interest payments due on its QLICI promissory note.

On December 8, 20067, Biovest’s wholly-owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, our Company, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

On December 8, 2006, we loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at our option, to shares of Biovest common stock at a conversion price of $0.32 per share. Upon closing of Transaction II, Biovest repaid us $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2008 consolidated balance sheet, and is due upon 30 days advance written notice by us.

In contemplation of Transaction II, Biovest formed Biolender II as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction II. These funds, together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for Biovest’s benefit. Biovest’s entire equity interest of $5.6 million in Biolender II has been pledged to Laurus as collateral to secure the Laurus Note.

In contemplation of Transaction II, Fund II was established. U.S. Bancorp invested $2.4 million for a 100% equity interest in Fund II. Additionally, Biolender II and Fund II entered into a Loan and Security Agreement pursuant to which Biolender II made a loan to Fund II in the principal amount of $5.6 million (the “Leverage Loan”), evidenced by a promissory note dated December 8, 2006 payable from Fund II to Biolender II (the “Leverage Note”). The Leverage Note becomes due on June 9, 2014, and bears an interest rate of 8.0%, non-compounding. Payment of interest is due annually on the first calendar day of each year through maturity. The outstanding principal amount on the Leverage Loan and any unpaid interest is due on maturity in cash.

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

CDE II is a Community Development Entity (“CDE”) that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007 and continuing until maturity. The CDE II Loan is guaranteed in full by Biovest and also guaranteed up to an amount of $4.5 million by our officers and directors. Biovest issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

7 In July 2010, we and certain of our affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our the Guaranty, Biovest’s, and all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

AutovaxID used the proceeds from the $7.7 million promissory note to pay our $6.1 million pursuant to an Asset Purchase and License Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

Transaction II was structured so that, on June 9, 2014, AutovaxID will have paid approximately $9.1 million in principal and interest payments to CDE II. The operating agreement of CDE II stipulates that any distributable cash received shall be distributed to Fund II in proportion to the respective percentage interest Fund II has in CDE II in an amount sufficient to fully pay the Fund II note payable to Biolender II. On June 9, 2014, Fund II will have paid approximately $9.0 million in principal and interest payments to Biolender II (assuming CDE II exercises its right to call the CDE II loan for $5.7 million on June 9, 2014). At maturity then, total equity of the Fund is approximated to be $0.1 million, resulting from the difference of $9.1 million in principal and interest payments received less $9.0 million in principal and interest paid over the 7.5 year term of the notes.

Biolender II and U.S. Bancorp entered into a put option wherein U.S. Bancorp will have the right to put its investment in Fund II to us near the maturity of the instruments at a price of $0.12 million. Management has concluded that the fair value of U.S. Bancorp’s investment in Fund II at maturity of both notes (approximately $0.1 million) would be less than the $0.12 million U.S. Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($0.12 million) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Salient terms and conditions of Transaction II are as follows:

•

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a nonexclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which License became exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”) in June 2007. As full purchase price for the License and related business opportunity, AutovaxID paid us $5.6 million. Biovest also agreed to sell AutovaxID certain equipment upon the occupancy by AutovaxID of the New Plant for the fair market value of $0.5 million.

•

The CDE II Loan is secured by second lien on all assets of AutovaxID for the benefit of CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through Biovest’s security agreement with Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

AutovaxID does not have the right to prepay the CDE Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE Loan after this date, provided that (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and USBCIC and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI, and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, USBCIC, AutovaxID and us.

•

The tax credits arising from this transaction were fully assigned to U.S. Bancorp. AutovaxID has entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi) AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Under a Reimbursement Agreement dated as of December 8, 2006, Biovest agreed to reimburse St. Louis Development Corp (the 0.01% and managing member of CDE II) up to $32,000 annually for expenses incurred by St. Louis Development Corp in connection with its management of CDE II.

•

Various legal, accounting, and professional fees of $433,000 paid directly by Biovest and AutovaxID and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $180,000 paid by entities in which we have a variable interest (CDE II, and Fund II) and involved in structuring this transaction were recorded as a reduction to non-controlling interests in variable interest entities on our consolidated balance sheet. Professional fees of $115,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of the note issued by Fund II and payable to Biolender II.

As a result of Biovest’s Chapter 11 filing on November 10, 2008, AutovaxID discontinued interest payments due on its QLICI promissory note.

Loans from Pulaski Bank. On January 16, 2007, Biovest closed an amended and restated loan transaction with Pulaski Bank, which amended the Loan Agreement dated September 5, 2006, pursuant to which Pulaski Bank agreed to loan $1.0 million pursuant to an unsecured Promissory Note. Biovest also closed on a second loan transaction with Pulaski Bank on March 22, 2007, pursuant to which Pulaski Bank agreed to loan an additional $0.75 million pursuant to a second unsecured promissory note.

Both notes, through a series of modification agreements have had their maturity dates extended to March 31, 2009. The notes can be prepaid at any time without penalty, bear interest at the prime rate (5.0% per annum at September 30, 2008) and are unsecured obligations, subordinated to Biovest’s outstanding loans to Laurus and the Valens Funds. Biovest issued Pulaski Bank 550,000 shares of our common stock as well as warrants to purchase an additional 354,167 shares of Biovest’s common stock at $1.10 per share in connection with the origination and modifications of these notes.

The promissory notes are guaranteed by entities and individuals affiliated with us or Biovest. Biovest issued to the guarantors warrants to purchase an aggregate total of 3,632,913 shares of Biovest common stock, par value $0.01 per share, at an exercise price of $0.32 per share. Biovest has agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, Biovest has agreed to compensate each affected guarantor by issuance of that number of shares of Biovest restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. Subsequent to the period of this report, on December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors.

As a result of Biovest’s November 10, 2008 Chapter 11 bankruptcy petitions, all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Line of Credit with Hopkins Capital Group II, LLC. In June 2005, we borrowed an aggregate of $0.6 million in the form of a bridge loan from The Hopkins Capital Group II, LLC (“Hopkins II”). Hopkins II’s manager is Francis E. O’Donnell, Jr., our Chairman and CEO and several of our stockholders are also members of Hopkins II. The June 2005 bridge loan was evidenced by an unsecured interest-free promissory note that was due on the earlier of August 31, 2005 or the closing of this offering. A total of $0.6 million in principal was outstanding under this bridge loan as of June 30, 2005, and from July 1, 2005 through August 16, 2005, additional advances in the amount of $3.6 million were made by Hopkins II under this loan.

In August 2005, we consolidated these borrowings into a new bridge loan agreement with Hopkins II that provided us to have aggregate borrowing availability of up to $7.5 million in principal amount at an interest rate of 4.25% per annum (the “Line of Credit”). In connection with this agreement, the $4.2 million advanced under the previous Hopkins II bridge loans was converted into an obligation under the Line of Credit. The Line of Credit (including all accrued interest) will become due upon the earlier of December 31, 2008 or the completion by our company of a debt or equity financing that results in proceeds of more than $35.0 million (net of underwriting discounts, commissions, or placement agent fees). We may prepay the bridge loan at any time without penalty or premium. Notwithstanding the foregoing, on the date on which the Line of Credit becomes due or on which we desire to prepay the loan, we must not be in default under our credit facility with Laurus, and the remaining balance under the Laurus credit facility at such time must be $2.5 million or less. If both of these conditions are not satisfied, then the Line of Credit will not become due and cannot be paid until the first day on which both of these conditions are satisfied. Currently, the amount due Laurus under the Laurus credit facility exceeds $2.5 million.

Under the Line of Credit with Hopkins II, we borrowed $1.7 million as of September 30, 2007 and subsequent to this date have made payments to Hopkins II of $0.7 million. As of December 27, 2007, we have the right to borrow up to $6.5 million in the aggregate upon ten days’ prior written notice to Hopkins II. Provided, however, that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance or with the consent of Laurus. The Loan under the Line of Credit is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until December 31, 2008, maturity date of the loan. The Line of Credit is subordinate to the Laurus credit facility and to the McKesson Corporation (“McKesson”) loans, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

On May 15, 2006, Hopkins II elected to convert $3.3 million of outstanding principal and interest into 412,892 shares at $8.00 per share which was an approximate 40% premium over the market price at conversion. Giving effect to this conversion, the outstanding balance on September 30, 2007 was $1.7 million. In January 2008, the Line of Credit was paid in full.

McKesson Corporation. On June 17, 2008, we entered into an Amendment No. 1 to Termination Agreement Re Biologics Distribution Agreement (the “Termination Amendment”) with McKesson. The Termination Amendment provides that the “Put” option in the existing agreement, which allows McKesson to “put” shares of our common stock back to us on August 22, 2008 in the event that McKesson has not realized a defined minimum return on sale of those shares, is replaced by a mandatory redemption by us, upon request by McKesson, in the initial month of up to 74,907 shares at $2.67 per share ($200,001.69 for the first month), then up to 40,000 shares per month at $2.67 per share ($106,800 per month) for the second through twelfth month; after 12 months the amount of mandatory monthly redemption which may be requested by McKesson shall increase from 40,000 shares to up to 80,000 shares being redeemed. Also, pursuant to the Termination Amendment, McKesson has released its security interest in all our assets. We agreed to pledge to McKesson a number of shares of Company-owned common stock of Biovest with a market value equal to twice the remaining amount due to McKesson less the market value of our common stock held by McKesson, with the requirement that the number of pledged Biovest shares be subject to quarterly adjustment so at all times McKesson is secured with Biovest shares on a “2X” basis based on the difference between the remaining amount owed and the market value of McKesson-owned our Company common stock. As a result of our November 10, 2008 Chapter 11 bankruptcy petitions filed by us and our subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005 we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company (“Southwest Bank”). In March 2006, we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees some of our shareholders and affiliates. As of September 30, 2008, all of the $4.0 million credit facility had been drawn and was outstanding.

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

On June 16, 2008, we entered into an Amendment to Revolving Credit Agreement (the “SWB Amendment”) regarding our credit facility with Southwest Bank. Pursuant to the SWB Amendment, the total amount of the revolving debt will increase to $4.085 million, and Southwest Bank has agreed to extend the maturity date of the Revolving Credit Agreement through July 15, 2008. Southwest Bank has agreed to release all of its security interest in our assets previously subject to its existing subordinated Security Agreement, with the exception of a first lien in the inventory and accounts receivable of our subsidiary, TEAMM. We also entered into a Stock Pledge Agreement with Southwest Bank whereby we agreed to pledge to Southwest Bank 15.0 million shares of our Company-owned common stock in Biovest. In connection with the restructure of the Southwest Bank credit facility, all existing guarantors have executed a Reaffirmation Agreement to affirm that these guarantees continue with respect to the restructured debt to Southwest Bank. As a result of our November 10, 2008 Chapter 11 bankruptcy petitions filed by us and our subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Private Placement of Convertible Debentures

September 2006 Private Placement

On September 29, 2006, we entered into definitive agreements relating to a private placement (the “September 2006 Private Placement”) of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (the “September 2006 Debentures”). The September 2006 Private Placement resulted in gross proceeds of $23.5 million after placement agent fees of $1.5 million but before other expenses associated with the transaction. To secure certain amounts payable by us to Laurus, a total of $7.3 million of the proceeds from the September 2006 Private Placement were placed into an escrow account and paid to Laurus when certain amounts become due under our credit facility with Laurus.

The September 2006 Debentures were convertible at any time at the option of the holder into shares of our common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted September 2006 Debentures will be decreased to equal such lower price. The September 2006 Debentures are also exchangeable for shares of common stock of Biovest held by us at an exchange price of $1.00 per share, subject to adjustment for stock splits, stock dividends, and the like, at any time after the earlier to occur of (i) September 29, 2007 or (ii) such time as the closing price of Biovest’s common stock exceeds $2.25 for each of 20 consecutive trading days, subject to certain volume requirements and other conditions. In the event that Biovest issues or grants in the future any rights to purchase any of Biovest’s common stock, or other security convertible into Biovest’s common stock, for a per share price less than the exchange price then in effect, the exchange price for all unconverted September 2006 Debentures will be decreased to equal such lower price. The above-described adjustments to the conversion price or exchange price for future stock issuances by us or Biovest will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions. On June 17, 2008, pursuant to a private placement transaction, the issued September 2006 Private Placement conversion price was reset to $1.25 per share for certain September 2006 Private Placement holders. On September 23, 2008, pursuant to a Biovest private placement transaction, the issued September 2006 Private Placement (Biovest) exchange price was reset to $0.32 per share for certain September 2006 Private Placement holders

Prior to maturity the September 2006 Debentures will bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in shares of our common stock. We informed the holders of the September 2006 Debentures that we will pay interest with shares of our common stock because of our satisfaction of certain specified conditions, specifically that there is an effective registration statement (dated November 17, 2006) covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. Shares delivered in payment of interest were valued at 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the interest payment date.

On October 1, 2007, and on the 1st of each month thereafter, we redeemed 1/37th of the face value of the September 2006 Debentures in shares of our common stock. Any unconverted September 2006 Debentures will become due on September 29, 2010.

In the event that the average of the daily volume weighted average price of the shares of our common stock for any 20 consecutive trading days exceeds $6.50, we have the right, but not the obligation, to require the holders of the September 2006 Debentures to convert into our common stock at the conversion price then in effect up to 50% of any outstanding September 2006 Debentures (or 100% of any outstanding September 2006 Debentures, in the event that the average of the daily volume weighted average price of the shares of our common stock for any 20 consecutive trading days exceeds 300% of the then-effective conversion price). Such a mandatory conversion is subject to specified conditions.

On November 17, 2007, we may redeem, subject to specified conditions and upon 20 trading days’ written notice, any or all of the outstanding September 2006 Debentures for a redemption price of (i) cash of 120% of par plus accrued and unpaid interest on the September 2006 Debentures to be redeemed and (ii) warrants to subscribe for a number of shares of our common stock equal to the principal amount of the September 2006 Debentures to be redeemed, divided by the conversion price then in effect. Such warrants will have an exercise price equal to the average of the daily volume weighted average price for the shares of our common stock for the 20 trading day period immediately preceding the redemption and a term equal to the weighted average remaining term of the September 2006 Debentures. No redemptions have been made.

As a part of the September 2006 Private Placement, we issued warrants to the purchasers of the September 2006 Debentures giving them the right to purchase up to an aggregate of 3,136,201 shares of our common stock at an exercise price of $2.75 per share, provided that such warrants may be alternatively exercised for shares of Biovest common stock held by us at an exercise price of $1.10 per share. The warrants may not be exercised for any shares of Biovest common stock until the earlier to occur of (i) September 29, 2007 or (ii) such time as the closing price of Biovest’s common stock exceeds $2.25 for each of 20 consecutive trading days, subject to certain volume requirements and adjustments. The warrant exercise prices are subject to the same adjustments to the exercise price as stated above. On June 17, 2008, pursuant to a private placement transaction, the issued September 2006 Private Placement exercise price was reset to $1.50 per share for certain September 2006 Private Placement holders. On September 23, 2008, pursuant to a Biovest private placement transaction, the issued September 2006 Private Placement (Biovest) exercise price was reset to $0.32 per share for certain September 2006 Private Placement holders. In connection with the September 2006 Private Placement, we also issued to the placement agent for the transaction warrants to purchase an aggregate of 545,455 shares of our common stock at an exercise price of $2.75 per share. All of the warrants issued in connection with the September 2006 Debentures (including the warrants granted to the placement agent) will expire on September 29, 2011.

In addition, the total number of shares of Biovest common stock held by us that may be transferred to the investors in the September 2006 Private Placement pursuant to the September 2006 Debentures or associated warrants may not exceed 18.0 million shares in the aggregate. Pursuant to a Pledge Agreement among us and all of the purchasers of the September 2006 Debentures, the September 2006 Debentures are also secured by these 18.0 million shares of Biovest common stock held by the Company.

As a result of our November 10, 2008 Chapter 11 bankruptcy petitions filed by us and our subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

February 2007 Private Placement

On February 27, 2007, we entered into definitive agreements relating to a private placement (the “February 2007 Private Placement”) of $24.7 million in principal amount of 8% Secured Convertible Debentures due four years from the date of issuance (the “February 2007 Debentures”). The closing of the February 2007 Private Placement took place on February 28, 2007.

The February 2007 Debentures were issued pursuant to a Securities Purchase Agreement, dated February 27, 2007, among our company and the purchasers of the February 2007 Debentures. The February 2007 Private Placement resulted in gross proceeds of $20.0 million before placement agent fees and other expenses associated with the transaction.

In connection with the February 2007 Private Placement, certain holders of September 2006 Debentures agreed to purchase February 2007 Debentures in the February 2007 Private Placement, and such holders agreed to convert an aggregate of $13.0 million in principal amount of the September 2006 Debentures over a six-month period following February 28, 2007 in accordance with the terms of the September 2006 Debentures, in exchange for which we issued to such holders a February 2007 Debenture with a principal amount equal to such purchaser’s investment amount in the February 2007 Private Placement multiplied by 1.38 (resulting in an original issue discount of an aggregate of $4.7 million in principal amount).

The February 2007 Debentures were convertible at any time at the option of the holder into shares of our common stock at an initial price of $4.00 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the volume weighted average trading price of our common stock during the ten (10) trading days immediately prior to May 14, 2007 is less than the then-effective conversion price, then the conversion price then in effect is automatically reduced to such lower price (the “Reset Price”). The Reset Price was calculated at $2.67 per share. Also, in the event that we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted February 2007 Debentures will be decreased to equal such lower price. On June 17, 2008, pursuant to a private placement transaction, the issued February 2007 Private Placement conversion price was reset to $1.25 per share for certain February 2007 Private Placement holders.

Prior to maturity, the February 2007 Debentures will bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in shares of our common stock. We informed the holders of the February 2007 Debentures that we would pay interest with shares of our common stock because of our satisfaction of certain specified conditions, specifically the existence of an effective registration (dated July 17, 2007) statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. Shares delivered in payment of interest were valued at 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the interest payment date. All overdue accrued and unpaid interest and principal will bear default interest at a rate of 18% per annum.

On March 1, 2008, and on the 1st of each month thereafter through November 2008, we redeemed 1/37th of the face value of the February 2007 Debentures in cash or with shares of our common stock. Our ability to pay redemption payments with shares of our common stock will be subject to specified conditions. No payment in common stock made by our company may exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the redemption payment. Any of our common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment. Any unconverted February 2007 Debentures will become due on the fourth anniversary of the issue date of the February 2007 Debentures.

In the event that the average of the daily volume weighted average price of the shares of our common stock for any 20 consecutive trading days exceeds $10.00, we have the right, but not the obligation, to require the holders of the February 2007 Debentures to convert into our common stock at the conversion price then in effect up to 50% of any outstanding February 2007 Debentures (or 100% of any outstanding February 2007 Debentures, in the event that the average of the daily volume weighted average price of the shares of our common stock for any 20 consecutive trading days exceeds $12 per share). Such a mandatory conversion is subject to specified conditions.

On or after July 17, 2008, we may redeem, subject to specified conditions and upon 20 trading days’ written notice, any or all of the outstanding February 2007 Debentures for a redemption price of (i) cash of 120% of par plus accrued and unpaid interest on the February 2007 Debentures to be redeemed and (ii) warrants to subscribe for a number of shares of our common stock equal to the principal amount of the February 2007 Debentures to be redeemed, divided by the conversion price then in effect. Such warrants will have an exercise price equal to the average of the daily volume weighted average price for the shares of our common stock for the 20 trading day period immediately preceding the redemption and a term equal to the weighted average remaining term of the February 2007 Debentures.

As a part of the February 2007 Private Placement, we issued warrants to the purchasers of the February 2007 Debentures, which were immediately exercisable, initially giving them the right to purchase up to an aggregate of 2.2 million shares of our common stock at an exercise price of $4.25 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of our common stock at an exercise price of $4.00 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “February 2007 Warrants”). As a result of reset provisions contained in such warrants similar to the reset provisions in the February 2007 Debentures On June 17, 2008, pursuant to a private placement transaction, the issued February 2007 Private Placement exercise price was reset to $1.50 per share for certain February 2007 Private Placement holders. All of the Short Term Warrants expired on October 19, 2007. All of the Long Term Warrants will expire on February 28, 2012 In connection with the February 2007 Private Placement, we also issued to the placement agents for the transaction warrants to purchase an aggregate of 405,918 shares of our common stock at an exercise price of $4.00 per share.

As a result of our November 10, 2008 Chapter 11 bankruptcy petitions filed by us and our subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

January 2008 Convertible Preferred Stock

On January 18, 2008, we entered into definitive agreements and closed a private placement (the “January 2008 Private Placement”) of $8.7 million of convertible preferred stock (the “Preferred Stock”) (8,950 shares at $1,000 per share stated value). The net proceeds after placement agent fees of approximately $0.6 million, but before other expenses associated with the transaction, were approximately $8.1 million. In connection with the January 2008 Private Placement, we also issued to the Placement Agent warrants to purchase an aggregate of 163,464 shares of ours common stock at an exercise price of $2.67 per share.

The Preferred Stock was convertible at any time at the option of the holder into shares of our common stock at $2.67 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that we issue or grant in the future any rights to purchase shares of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Preferred Stock would decrease to equal such lower price. This adjustment to the conversion price or exchange price for future stock issuances will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions. On June 17, 2008, pursuant to a private placement transaction, the issued Preferred Stock’s conversion price was reset without further anti-dilution protection to $1.25 per share for certain January 2008 Private Placement holders who participated in the June 17, 2008 transaction.

The Preferred Stock has liquidation preferences ahead of the holders of common stock and the holders of junior preferred stock in the event of liquidation or bankruptcy up to the amount of the Purchasers’ purchase price for the Preferred Stock. We have the right to force the conversion of the Preferred Stock into shares of our common stock if our common stock trades at 250% of the purchase price for a stated time and certain defined conditions are met. All remaining unconverted Preferred Stock will be redeemed by cash payment at the stated value on the maturity date of March 31, 2011 provided the convertible debentures issued to certain investors in September 2006 and February 2007 (the “Debentures”) are no longer outstanding. Commencing on January 18, 2009, we had the option to redeem some or all of the outstanding Preferred Stock upon notice by payment of a cash redemption price equal to 130% of the then-applicable conversion price and providing the Debentures are then converted, redeemed, or otherwise retired or the consent of the holders is obtained. Upon any liquidation, dissolution or winding-up of our Company, whether voluntary or involuntary, the holders shall be entitled to receive out of our assets, whether capital or surplus, an amount equal to the stated value for each share of Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if our assets shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

As a part of the January 2008 Private Placement, we issued short-term warrants (the “Short-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 3,269,283 shares of our common stock at an exercise price of $2.67 per share. These Short-Term Warrants expired April 23, 2008.

We also issued long-term warrants (the “Long-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 1,634,639 shares of we’s common stock at an exercise price of $2.67 per share. The Long-Term Warrants will expire on January 17, 2014. On June 17, 2008, pursuant to a private placement transaction, the issued Warrants’ exercise price was reset without further anti-dilution protection to $1.50 per share for certain January 2008 Private Placement holders who participated in the June 17, 2008 transaction.

Other key provisions of the January 2008 Private Placement include:

•	The Preferred Stock has no voting rights.

•

Triggering events that would cause mandatory conversions include the effectiveness of the April 17, 2008, registration statement lapses for a period of more than 20 consecutive Trading Days or 30 non-consecutive Trading Days during any 12 month period and prior to the end of any such period; fewer than all the conversion shares being freely saleable pursuant to Rule 144; we shall fail to deliver certificates representing conversion shares issuable upon a conversion; or we shall fail for any reason to pay in full the amount of cash due pursuant to a buy-in within five calendar days after notice is delivered.

•

So long as any shares of Preferred Stock are outstanding, unless the holders of at least 67% of stated value of the then outstanding shares of Preferred Stock shall have otherwise given prior written consent, we shall not, and shall not permit any of its subsidiaries (whether or not a subsidiary on the original issue date) to, directly or indirectly amend its certificate of incorporation, bylaws or other charter documents so as to materially and adversely affect any rights of any holder; repay, repurchase or offer to repay, repurchase or otherwise acquire shares of its common stock, common stock equivalents or junior securities, except for the conversion shares to the extent permitted or required under the transaction documents or as otherwise permitted by the transaction documents; enter into any agreement or understanding with respect to any of the foregoing; or pay cash dividends or distributions on our junior securities.

On June 23, 2008, we offered to each January 2008 Private Placement holder that executed and delivered an Acceptance, the right to have all of the shares of Preferred Stock held by such holder be redeemed (“Accepting Preferred Stockholder”) with the following redemption terms:

On July 15, 2008 and on the 15th day of each month thereafter (each such date, a “Monthly Preferred Redemption Date”), we shall redeem a number of shares of Preferred Stock held by such Accepting Preferred Stockholder equal to the aggregate number of shares of Preferred Stock held by such Accepting Preferred Stockholder divided by 32, with all shares of Preferred Stock held by such Accepting Preferred Stock Holder being redeemed on or before March 15, 2011, provided, however, any fractional share of Preferred Stock required to be redeemed hereunder shall be rounded up to the next full share of Preferred Stock (the shares of Preferred Stock being redeemed on each Monthly Preferred Redemption Date, the “Redeemed Preferred Stock”). We shall redeem the Redeemed Preferred Stock by issuing to each Accepting Preferred Stockholder a stock certificate representing that number of shares of common stock determined by multiplying the stated value by the number of shares of Redeemed Preferred Stock and then dividing the total by a number equal to ninety percent (90%) of the volume weighted average price (“VWAP”) for the 20 calendar days prior to each Monthly Preferred Redemption Date (such number of shares of common stock, the “Redemption Consideration”), provided, however, that any fractional share of common stock shall be rounded up to the next full share of common stock. The shares of Redeemed Preferred Stock shall be automatically cancelled upon payment by us of the Redemption Consideration. An Accepting Preferred Stockholder may, at any time, in its sole and absolute discretion, elect to discontinue the redemption of its Preferred Stock.

Holders representing approximately 94% of the initial $8.7 million investment accepted the redemption offer. As a result of the nature of the Redemption Considerations previously discussed (variable number of common shares dependent upon our stock price), we cannot conclude that we have adequate authorized shares to settle this or other instruments, which are indexed to our common stock that were previously recorded in equity. As such, we reclassified approximately $11.9 million from stockholders’ equity to derivative liabilities and approximately $0.2 million from stockholders’ equity to capitalized finance costs, which is the fair value of three instruments recorded in equity. Of this reclassification, approximately $3.9 million related to the embedded conversion feature of the January 2008 Private Placement, approximately $4.2 million related to the embedded conversion feature of the February 2007 Debenture (originally reclassified to stockholders’ equity at the reset of the conversion price in May 2007), approximately $1.4 million related to the detachable warrants issued with the February 2007 Debenture, and approximately $2.3 million related to other warrants that were previously issued in separate transactions. The fair market value of these instruments was calculated on June 23, 2008 and reclassified from stockholders’ equity to derivative liabilities.

As a result of our November 10, 2008 Chapter 11 bankruptcy petitions filed by us and our subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law

June 2008 Private Placement

On June 17, 2008, we issued $8.8 million in principal amount of 8% Original Issue Discount Secured Convertible Debentures, maturing on June 17, 2011 (the “June 2008 Secured Debentures”).

The June 2008 Secured Debentures were issued at an 8% original issue discount with monthly interest commencing one year from closing and bearing interest at an annual rate of 8%. After transaction costs, fees and the 8% original issue discount, our net proceeds were estimated to be $7.5 million.

The June 2008 Secured Debentures were convertible into our common stock at $1.10 per share (the “Conversion Price”) and, provided certain conditions are satisfied, we may, at our option, redeem the June 2008 Secured Debentures for an amount equal to 110% of the then outstanding principal. On January 1, 2009, the June 2008 Secured Debentures were amortized through thirty equal monthly payments. All principal amortization payments and monthly interest payments will be made in cash or we may elect to make the payments in shares of our common stock. Our ability to pay interest with shares of our common stock was subject to specified conditions, including the existence of an effective registration statement (satisfied as of September 24, 2008) covering the resale of the shares issued in payment of redemption amount, or that the shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements. Any payment in common stock may not exceed 15% of the total dollar traded volume in the applicable stock for the 20 days trading days prior to the amortization payment. Any common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date.

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

As a part of the June 2008 Secured Debentures, we entered into agreements with purchasers who are also investors in our private placements dated September 29, 2006, February 28, 2007, and January 18, 2008 (collectively, the “Prior Financings”), whereby the conversion price of any 8% Convertible Debenture and/or Preferred Series A-1 stock was adjusted to $1.25 per share. The exercise price of any warrant issued to any such Purchaser in any Prior Financings was adjusted to $1.50 per share. Also, we entered into a Security Agreement with the purchasers of the June 2008 Secured Debentures, under which the obligations pursuant to the Debentures and other transaction documents are secured by a first lien in our SinuNase and Revimmune products, including intellectual property.

As a result of our November 10, 2008 Chapter 11 bankruptcy petitions filed by us and our subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Credit Facilities with the Valens Funds

On October 30, 2007, Biovest completed a financing transaction with the Valens Funds, an affiliate of Laurus. Pursuant to this transaction, the Valens Funds purchased from us two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2.0% royalty interests in the worldwide net sales and license revenues from commercial sales of our biologic products. The notes are non-amortizing and accrue interest at prime plus 2%, with a minimum of 9% interest. Interest is payable monthly in arrears, commencing November 1, 2007. The principal balance of both notes is due upon maturity on March 31, 2009.

Effective as of May 30, 2008, Biovest entered into an agreement with Laurus and the Valens Funds whereby the Valens Funds agreed to extend the maturity date of their Secured Promissory Notes from Biovest dated December 10, 2007 (the “Notes”) from their initial maturity date of June 10, 2008 to October 31, 2008 (the “Extension”). In consideration for the Extension, Biovest entered into an amendment to the existing royalty agreements with the Valens Funds (the “Royalty Amendment”) whereby the royalty percentage due to the Valens Funds on sales of Biovest’s biologic products including BiovaxID was increased from 9.0% to 15.5% (the “Royalty Percentage”). In connection with the closing of the Amendment Agreement, Accentia executed a Guaranty Side Letter with Laurus confirming that the portion of Biovest’s existing indebtedness to Laurus which is guaranteed by us shall be changed from 64% of all presently due and outstanding debts and liabilities of Biovest to a fixed principal amount of $5.0 million together with all other obligations covered by and as defined under the Guaranty between us and Laurus dated March 31, 2006. Subsequent to June 30, 2008, Biovest’s debt to the Valens Funds has been amended and the maturity dates of the secured promissory notes to the Valens Funds have been extended through July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. Biovest also agreed to pay an additional $4.4 million fee on the notes, payable at maturity.

On September 22, 2008, as part of our Secured Convertible Debenture transaction described herein, Biovest issued to Valens U.S. SPV I, LLC a secured convertible debenture in the principal amount of $0.65 million. The debentures accrue interest at 15% per annum, payable monthly, in cash, or at Biovest’s option, in shares of Biovest common stock. The debentures are secured by all of Biovest’s assets and are subordinate to the existing notes outstanding to Laurus and the Valens Funds.

As a result of Biovest’s November 10, 2008 Chapter 11 bankruptcy petitions filed by Biovest and its subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law

Cash Resources

Excluding restricted cash, our cash and cash equivalents were $1.3 million at September 30, 2008 compared with $1.6 million at September 30, 2007. There was no restricted cash for September 30, 2008 and $2.5 million held in escrow for payment of principal and interest at September 30, 2007.

Cash Flows for the Year Ended September 30, 2008

For the year ended September 30, 2008, we used $24.7 million in cash to fund our operating activities of which $8.3 million was Biovest’s use for operating activities. The use for operating activities included a net loss of $60.8 million, an increase due to the reduction of receivables of $1.6 million and a decrease due to the reduction of payables of $3.9 million.

The use of cash was offset by non-cash increases of approximately $28.5 million related primarily to a $6.6 million loss on extinguishment of debt, a $9.6 million accretion of debt discount, a $0.5 million accretion of royalty liability, a $1.1 million for change in fair market value of convertible debentures, a $5.0 million of stock-based compensation, a $1.1 million of amortization, a $0.7 million of depreciation, a $9.5 million from intangible impairment, an accretion of capitalized finance costs of $9.2 million, and expense associated with the fair value of warrants issued for guarantees of debt of $2.2 million, offset by a $8.8 derivative gain, and a $0.5 million non-controlling interest in loss of variable interest entities.

We had net cash flows from investing activities of $1.7 million in the year ended September 30, 2008, primarily consisting of $2.5 million proceeds from restricted cash. This was offset by cash used to repurchase Treasury Stock of $0.5 million.

We had net cash flows from financing activities of $22.5 million in the year ended September 30, 2008. Proceeds from convertible debentures were $7.6 million, proceeds from notes payable were $9.6 million, proceeds from the exercise of stock options and warrants were $4.6 million, and proceeds from the convertible preferred stock transaction were $8.7 million. We made payments on our notes payable and long-term debt of $5.6 million, and paid related party payables of $0.2 million. We used $1.5 million in cash, net to reduce the balance of our lines of credit.

Our net working capital deficit at September 30, 2008 increased from September 30, 2007 by $26.0 million to $79.3 million, which was attributed largely to our fiscal 2008 loss offset by the net cash flows from our financing activities.

Funding Requirements

We expect to devote substantial resources to further our commercialization efforts for our late-stage clinical products in our Biopharmaceutical Products and Services division, including regulatory approvals of BiovaxID and Revimmune. Our future funding requirements and our ability to raise additional capital will depend on factors that include:

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

See Footnote 1 to our consolidated financial statements in Item 1 of this filing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements: See “Index to Financial Statements” on Page F-1 immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.        OTHER INFORMATION

Delisting to the Pink Sheets:

On November 3, 2008, our common stock was no longer eligible for quotation on the NASDAQ Capital Markets, due to our noncompliance with Rule 4310(c)(3)(B), which requires a minimum $35 million market value and opened for trading on the Pink Sheets.

Voluntary Petition for Bankruptcy:

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (“Bankruptcy Court”). With existing cash flow and the potential for relatively near-term significant business development opportunities for Revimmune, BiovaxID and AutovaxID, this action was intended to provide an opportunity for us to restore shareholder value and to arrange for the ultimate satisfaction of all secured and unsecured creditors. Under protection of the Bankruptcy Court, we plan to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on priority programs that will allow us to attract key funding/partnering opportunities. The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern once we emerge from Chapter 11. Our ability to continue as a going concern is dependent upon, among other things, our ability to successfully restructure our indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. We believe the Chapter 11 reorganization will achieve these objectives but we can provide no assurances. During this reorganization process, we expect to continue operations without interruption, while striving to maximize long-term shareholder value.

Discontinuation of Operations – TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals:

Effective as of November 10, 2008, concurrent with filing for reorganization our Chapter 11 proceedings, we ceased operations in our TEAMM Pharmaceuticals, Inc., d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”) subsidiary in order to focus available recourses on core business operations, including drug development. This action resulted in the termination of 26 employees. Excluding any non-cash accounting adjustments, such as impairments or charge-offs, which have not yet been determined and which may result from the cessation of the business, cash expenditures directly associated with the exit activities are anticipated to be approximately $0.1 million which are primarily as a result of one-time severance payments and costs of wind-up activities.

Departure and election of certain officers and directors:

On December 2, 2008, Steven R. Arikian, M.D. resigned from all his positions including his positions as our President, the Chief Operating Officer of Biopharmaceutical Products and Services, and Director. On January 9, 2009, the Bankruptcy Court in our Chapter 11 proceeding entered an Order confirming the rejection of our employment agreement with Dr. Arikian.

On December 2, 2008, Samuel S. Duffey, Esq. was appointed to serve in the position of President. Mr. Duffey will also continue to serve in his role as our General Counsel.

Engagement and termination of Leases:

On December 1, 2008, we amended our lease in Tampa, Florida, which decreased the leased premises to approximately 7,400 square feet.

On December 8, 2008, the Bankruptcy Court entered an Order confirming the rejection of our lease with We’re Associates Company and sublease with Federated Payment Systems, LLC, for premises located at Two Huntington Quadrangle, Third Floor, North Wing, Melville, New York and we no longer have any leasehold interest in these premises.

On March 20, 2009, the Bankruptcy Court entered an Order confirming the rejection of the New York office lease located at 450 Park Avenue South, New York, NY 10016, which had been occupied by our Analytica subsidiary, and Analytica no longer occupies this office space. On May 7, 2009, the Bankruptcy Court entered an Order confirming the entry into a new Sub-lease, dated March 31, 2009, for replacement office space located at 24 West 40th Street, New York, New York, to be occupied by Analytica, consisting of approximately 4,000 square feet.

Effective on March 1, 2010, and pursuant to the authorization of the Bankruptcy Court, Analytica entered into a new sub-lease for office space located at Meeraner Platz 1, 79539 Lorrach, Germany, to be occupied by Analytica’s employees in Germany.

Collegium Compromise:

On April 28, 2009, the Bankruptcy Court entered an Order approving a compromise and settlement (the “Collegium Settlement Agreement”) between the Company and Collegium Pharmaceuticals, Inc. (“Collegium”). The Bankruptcy Court’s Order confirmed the rejection of the pre-petition Licensing and Distribution Agreement, dated November 22, 2005 (“License Agreement”), executed by us, TEAMM and Collegium. The Collegium Settlement Agreement provides that:

(a)	Collegium shall pay to us $0.1 million and Collegium shall be free to use, license, sell, offer to sell, import, make, have made or otherwise exploit any and all intellectual property rights and other assets of Collegium, which may be or which may have been subject at any time to the terms of the License Agreement, free from any of our claim, right, title or interest.

(b)	Our sole remedy against Collegium shall be the right to seek any monetary damages from Collegium available under applicable law or equitable principles (and expressly not against any licensees, transferees or purchasers of any intellectual property rights or other assets granted to us under the License Agreement ), including, but not limited to, claims arising out of or relating to Collegium’s conduct relating to or under the License Agreement, alleged breach of the License Agreement, alleged negligence in connection with or related to the License Agreement and alleged misrepresentations, which claims are specifically preserved without limitation (hereafter, the “Excluded Claims”).

(c)	Collegium shall retain all defenses available under applicable law including, but not limited to, the defenses of termination, setoff and recoupment, all of which defenses are specifically preserved (the “Excluded Defenses”); provided, however, that Collegium waives all rights to receive any affirmative recovery of money from us or our respective bankruptcy estates of any nature whatsoever on account of any rights, claims or defenses, including, but not limited to, any claim for milestone payments allegedly owed by us under the License Agreement or any claims against any of us or our bankruptcy estates in our Chapter 11 proceedings (including, but not limited to, any administrative expense or other priority claim, any claim for rejection damages, any claims arising prior to the Petition Date, or any claims scheduled by us). In addition, Collegium’s payment to us of $0.1 million shall be credited to any recovery, if any, by us on the Excluded Claims, thereby reducing any such recovery against Collegium by $0.1 million.

Analytica-Germany:

On December 1, 2009, Analytica separated the existing employees of its Analytica International GmbH subsidiary into two business units: (1) Outcomes Research and (2) Clinical Trials and Cardiac Research. Effective December 1, 2009, Analytica International GmbH terminated its employment relationship with all employees in the Outcomes Research unit, and these employees were simultaneously hired by Analytica and integrated into Analytica’s U.S. operations. The remaining employees in the Clinical Trials and Cardiac Research unit remain employed by the Analytica International GmbH subsidiary.

On March 18, 2010, Analytica International GmbH filed for insolvency under the provisions of the Insolvency Ordinance administered by the German Courts. Day to day business operations of Analytica International GmbH has ceased, and an Insolvency Receiver has since been appointed by the German Court.

BDSI/Arius Settlement:

On February 17, 2010, the Bankruptcy Court entered an Order approving an Emezine Settlement Agreement (the “Settlement Agreement”) between the Company and BioDelivery Sciences International Inc. (“BDSI”), entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, our wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”).

The purpose of the Settlement Agreement is to memorialize the terms and conditions of a settlement between us and BDSI of claims relating to a Distribution Agreement dated March 12, 2004 between Arius and TEAMM (the “Distribution Agreement”) related to the marketing and distribution of Emezine, a product licensed by Arius from Reckitt Benckiser Healthcare (UK) Limited. Following the issuance in February 2006 by the FDA of a non-approvable letter with respect to the NDA for Emezine, BDSI ceased its Emezine related development efforts and on December 17, 2008, the Distribution Agreement was terminated. The Settlement Agreement resolves our claims against BDSI under the terminated Distribution Agreement.

The Settlement Agreement provides that the parties mutually release all claims that either may have against each other and, in connection therewith, we:

(a)	received $2.5 million from BDSI (the “$2.5 Million Payment”); and

(b)	received the following royalty rights (the “Product Rights”) from BDSI with respect to BDSI’s BEMA Granisetron product candidate (“BEMA Granisetron”) (or in the event it is not BEMA Granisetron, the third BDSI product candidate, excluding BEMA Bupremorphine, as to which BDSI files an NDA, which, together with BEMA Granisetron, shall be referred to hereinafter as the “Product”):

(i)	70/30 split (BDSI/Company) of royalty received if a third party sells the Product and 85/15 split on net sales if BDSI sells the Product; and

(ii)	BDSI will, from the sale of the Product, fully recover amounts equal to (1) all internal and external worldwide development costs of the Product (“Costs”) plus interest (measured on weighted average prime interest rate from first dollar spent until Product launch) and (2) the $2.5 Million Payment plus interest (measured on weighted average prime interest rate from the time of payment until Product launch) before the Company begins to receive its split as described in (b) (i) above; and

(c)	issued to BDSI a warrant (“Warrant”) to purchase two (2) million shares of our majority-owned subsidiary, Biovest, from us, with an exercise price equal to 120% of the closing bid price ($0.84) of Biovest’s common stock as of the date the Bankruptcy Court enters a final order authorizing us to carry out the Settlement Agreement (February 17, 2010), with the issuance of the Warrant to occur upon receipt of the $2.5 Million Payment by us (March 4, 2010). The Warrant will be exercisable immediately and for a period of seven (7) years from the date of issuance. During the initial two (2) year exercise period, any exercise of the Warrant by BDSI will be subject to approval by Biovest.

In the event that BDSI receives any sublicensing or milestone payments associated with the Product up to and including the NDA approval, BDSI will apply 30% of such payments toward payback of the Costs of the Product plus interest and the $2.5 Million Payment plus the interest.

On March 4, 2010, the $2.5 Million Payment was received by us. The transfer of Product Rights shall become effective only upon our exit from Reorganization, defined as the effective date of our reorganization plan that is confirmed by the Bankruptcy Court. The transfer of Product Rights shall be deemed terminated in the event that we do not exit Reorganization on or before December 31, 2010.

In the event of a proposed sale of BDSI or its assets, BDSI has the right to terminate its Product Right payment obligations to us under the Settlement Agreement upon the payment to us of an amount equal to the greater of: (i) $4.5 million; or (ii) the fair market value of the Product Rights as determined by an independent third party appraiser. Further, if the Product Right is terminated, the Warrant described above will be terminated if not already exercised, and, if exercised, an amount equal to the exercise price will, in addition to the amount in (i) or (ii) above, be paid to us.

Filing of Plan of Reorganization:

On May 28, 2010, we filed our Joint Plan of Reorganization and on July 12, 2010, we filed our Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On December 27, 2007, Todd D. Thomason submitted his resignation effective as of December 31, 2007, as a director of the Company and from all Board Committees on which he served. Mr. Thomason informed the Board that his resignation was submitted to allow him to pursue other professional opportunities. The resignation described above was not the result of any disagreement with our Company known to any of our executive officers on any matter relating to our operations, policies or practices.

On April 15, 2008, John P. Dubinsky submitted his resignation as a director of the Company. Mr. Dubinsky informed the Board that his resignation was as a result of his other business and personal commitments. Mr. Dubinsky’s resignation did not result from any disagreement with our Company known to any of our executive officers on any matter relating to our operations, policies or practices.

On April 15, 2008, Christopher C. Chapman, M.D. was appointed to our Board of Directors as a new director. The Board has determined that Dr. Chapman qualifies as an “independent” director within the meaning of applicable rules of the NASDAQ Global Market. Dr. Chapman was elected to serve as a Class II director, and will be required to stand for re-election at the next annual meeting of shareholders. In addition, Dr. Chapman was appointed by the Board to serve as a member of our Audit Committee, Compensation Committee and Nominating and Governance Committee.

Name	Age	Position
Francis E. O’Donnell, Jr., M.D.	58	Chief Executive Officer (“CEO”), Chairman & Director

Steven R. Arikian, M.D.*	51	President and Chief Operating Officer of Biopharmaceutical Products and Services, Director.

Alan M. Pearce	59	Chief Financial Officer (“CFO”), Director

Samuel S. Duffey, Esq.**	63	General Counsel

Edmund C. King	73	Director

David M. Schubert	42	Director

Christopher C. Chapman, M.D.	56	Director

Willliam S. Poole	62	Director

*	Subsequent to this reporting period, on December 2, 2008, Dr. Arikian resigned from all of his positions including his positions as President, Chief Operating Officer of Biopharmaceutical Products and Services and Director.
**	Subsequent to this reporting period, on December 2, 2008, Mr. Duffey was appointed to serve in the position of President. Mr. Duffey will continue to serve in his role as our General Counsel as well.

Set forth below is biographical information regarding our directors and officers:

Francis E. O’Donnell, Jr., M.D. has served as our Chairman of the Board since the Company’s founding in March 2002 and has served as our CEO since September 2003. Dr. O’Donnell also served as our President from September 2003 through November 2004. Since May 2002, Dr. O’Donnell has also served as the Chairman of the Board of BioDelivery Sciences International, Inc. (“BDSI”), a publicly traded drug delivery technology company for disruptive healthcare technology, and since June 2003, he has served as a director (and as Co Vice-Chairman since 2004) of Biovest International, Inc., our majority owned, publicly held subsidiary. Since 1995, Dr. O’Donnell has served as manager of The Hopkins Capital Group, LLC (“Hopkins”), a biotechnology business development and investment company for disruptive healthcare technologies. Included in companies in which Hopkins entities are significant stockholders include Biovest and BDSI.

Dr. O’Donnell is a 1975, summa cum laude graduate of the Johns Hopkins School of Medicine. He received speciality training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. He is the former Professor and Chairman, Department of Ophthalmology, St. Louis University School of Medicine. Dr. O’Donnell has published over 30 peer-reviewed scientific articles and has been awarded over 34 U.S. patents. He is the recipient of the 2000 Jules Stein Award from Retinitis Pigmentosa International. He is a Trustee for St. Louis University.

We believe that Dr. O’Donnell’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. O’Donnell’s entrepreneurial expertise is extremely valuable in driving the direction of the business, and Dr. O’Donnell has been instrumental in facilitating our capital raises. As our Chief Executive Officer and a significant shareholder, Dr. O’Donnell has a meaningful personal stake in the success of the business.

Steven R. Arikian, M.D.8 has served as a director of our company since April 2002. Since November 2004, Dr. Arikian has served as President and Chief Operating Officer of Product Development and Market Services. In February 2005, his title was changed to President and Chief Operating Officer, Biopharmaceutical Products and Services. From January 2003 to November 2004, he was President of Pre-Market Services and Operations and from April 2002 to January 2003, he was President of Pre-Market Services. Since 1997, Dr. Arikian has served as the Chairman, Chief Executive Officer, and founder of our Analytica subsidiary. Since 2003, Dr. Arikian has served as a director, and since 2004 has served as Chief Executive Officer, President, and Chairman, of Biovest International, Inc., our majority owned publicly held subsidiary. Dr. Arikian began providing pharmaceutical clients with Clinical and Outcomes Research services in 1988. He served as President of The Center for Health Outcomes and Economics at Bristol Myers Squibb from May 1995 to July 1997, where he supervised a staff of over 50 professionals responsible for development of global health outcomes research. He has designed and implemented research projects in the United States, Canada, Latin America and Europe. Dr. Arikian holds a faculty appointment at the Columbia University Mailman School of Public Health. He has also held faculty appointments at the University of Toronto and the University of Kentucky. He is widely published in the peer-reviewed literature and has been a frequent speaker at industry and trade group sponsored meetings on topics including Formulary Management, Pharmaceutical Pricing, Multi-National Health Economic Studies, and Pharmacoepidemiology. Dr. Arikian is a graduate of Fordham University with a degree in Biology and is also a graduate of the University of Catania (Italy) Medical School. We believe that Dr. Arikian’s background and experience make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Arikian’s background and experience in providing analytics and pricing studies for emerging pharmaceutical products in anticipation of regulatory approval and his entrepreneurial expertise fit well with our business.

Alan M. Pearce has served as a director and our CFO since August 2004. Prior to serving as our CFO, Mr. Pearce served as Senior Vice President, Financial Services for McKesson Corporation, a large publicly traded healthcare company, from April 1999 to March 2004. He also previously served as a director and a member of the finance committee of XL Insurance. From September 2002 to September 2005, Mr. Pearce served as a director of BDSI. Mr. Pearce is a graduate of Georgia Tech, where he earned a B.S. degree in Industrial Management, and the University of Texas, where he earned an MBA degree in finance. We believe that Mr. Pearce’s experience and background make him a qualified and valuable member of our Board of Directors. Specifically, Mr. Pearce’s background in pharmaceuticals and finance make him a valuable resource on our Board.

8 Subsequent to this reporting period, on December 2, 2008, Dr. Arikian resigned from all of his positions including his positions as President, Chief Operating Officer of Biopharmaceutical Products and Services and Director.

Samuel S. Duffey, Esq. was appointed President of the Company on December 2, 2008 and continues to serve as General Counsel. Mr. Duffey served a director of the Company from 2003 to 2005. Prior to that, Mr. Duffey practiced business law with Duffey and Dolan P.A. beginning in 1992. From February 2000 to September 2003, Mr. Duffey served as the non-executive chairman and as a member of the Board of Directors of Invisa, Inc., a small publicly held safety company, and from October 2001 to May 2004, Mr. Duffey also served as the non-executive chairman and as a member of the Board of Directors of FlashPoint International, Inc., a publicly held automotive parts company which is currently named Navitrak International Corporation. Mr. Duffey received his B.A. and J.D. degrees from Drake University.

Edmund C. King has served as a director of our company since October 27, 2006. Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s southern California senior healthcare partner and prior to that directed the southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. Mr. King has served as Chief Financial Officer and Director of Invisa, Inc. since November 2000 and Acting President since November 2007. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the MPMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. We believe that Mr. King’s experience and background make him a qualified and valuable member of our Board of Directors. Specifically, Mr. King’s background in accounting and finance make him a valuable resource on our Board.

David M. Schubert has served as a director since October 2005. Mr. Schubert is currently the Chief Business Officer of Accelerator Corporation, a venture capital-backed biotechnology investment company located in Seattle, Washington. Prior to joining Accelerator in 2005, Mr. Schubert served as President and founder of Cellexsys, Inc., a privately held biotechnology company that he founded in January 2001 that was acquired by Chromos Molecular Systems in July 2004. Following the sale of Cellexsys, Mr. Schubert has worked as an independent consultant providing advisory services to biotechnology companies. Prior to founding Cellexsys, Mr. Schubert worked for Targeted Genetics Corporation, a publicly held developer of gene-based treatments, as Senior Director, Strategic Initiatives from April 2000 to December 2000 and as Senior Director, Communications and Strategic Relations from November 1997 through March 2000. Mr. Schubert’s prior work experience also includes serving as a Senior Market Manager- Immunotherapy for Baxter Healthcare Corporation. Mr. Schubert is a graduate of Eastern Nazarene College with Bachelor’s degrees in Biology and Psychology, Utah State University with a Master’s degree in Biology, and The Pennsylvania State University with an MBA. We believe that Mr. Schubert’s experience and background make him a qualified and valuable member of our Board of Directors. Specifically, Mr. Schubert’s background in biotechnology and healthcare make him a valuable resource on our Board.

Christopher C. Chapman, M.D. has served as a director of our company since April 2008. He has been a Director of our subsidiary, Biovest since March 2004. From 2004 to the present, Dr. Chapman has been manager of Chapman Pharmaceutical Consulting, Inc., a consulting organization that provides support on clinical and regulatory issues for pharmaceutical and biotech companies in North America, Europe, Japan, India and Africa. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C. in 1987 where he completed his internship in Internal Medicine. He completed a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown University. Since 1995, Dr. Chapman has been a critical care physician on the staff at Doctor’s Community Hospital, Lanham, Maryland. In 2009, Dr. Chapman joined Takeda Pharmaceuticals, Inc. and manages pharmacovigilance for an ongoing Phase 3 clinical trial. Dr. Chapman also is a consultant manager for Middle Brook Pharmaceuticals and a manager for staff at Enzon Pharmaceuticals. Dr. Chapman was the Executive Vice President of Medical and Regulatory Affairs and Director of New Business Development (pharmaceuticals) for BDSI on a part time basis from October 2000 to November 2004. From 1995 to April 2000, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI (QBRI) Medical Affairs, Drug Safety and Medical Writing Departments. We believe that Dr. Chapman’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Chapman’s background in drug development consultation and clinical trials make him a valuable resource on our Board.

William S. Poole has served as a director of our company in June 2007. In recent years, Mr. Poole has acted as a private consultant. Mr. Poole was President and CEO of Spherics, Inc. from January 2007 to July 2008, a biotechnology company focusing on unique mechanisms of certain drugs for the treatment of CNS disease. In addition, Mr. Poole is a board member of BDSI and is Chairman of its Compensation Committee. From 1972 to early 1996, Mr. Poole worked for Lederle Laboratories, a Division of American Cyanamid Company. During his 24-year career at Cyanamid, Mr. Poole held positions of increasing responsibility and held the position of World-Wide Division President of the Medical Device Division when Wyeth acquired Cyanamid in 1995. He later served as President, North American Pharmaceuticals, of Novo Nordisk Pharmaceuticals, and also as President of Biovail Pharmaceuticals. In both of these companies, Mr. Poole was instrumental in growing revenue, building a solid management team and improving profitability. As President of these firms, Mr. Poole had total profit and loss responsibility and directly oversaw vice presidents in charge of manufacturing, research & development, sales, legal, marketing, finance, regulatory and human resources functions. We believe that Mr. Poole’s experience and background make him a qualified and valuable member of our Board of Directors. Specifically, Mr. Poole’s background in biopharmaceutical and medical device industry make him a valuable resource on our Board.

Audit Committee of the Board

As of September 30, 2008, we had a separately designated standing Audit Committee of the Board of Directors. The Audit Committee, which reviews the engagement of our independent accountants, reviews annual financial statements and considers matters relating to accounting policies and internal control and reviews the scopes of audits, practices and procedures to ensure that the legal and fiduciary responsibilities of the Board are satisfied, consists of Edmund C. King, David M. Schubert and Christopher C. Chapman, M.D., with Mr. King serving as Chairman of the committee. The Board of Directors has determined that Mr. King is an audit committee financial expert within the meaning of the Securities and Exchange Commission (SEC) regulations and that Edmund C. King, David M. Schubert, and Christopher C. Chapman, M.D. are independent as defined by applicable SEC rules and regulations and in the listing standards of the NASDAQ, including those applicable to audit committee members.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of the officers and directors, including the principal executive officer, the principal financial officer, and the principal accounting officer or controller, of our Company and our subsidiaries. The text of the Code of Business Conduct and Ethics is posted on our website at www.accentia.net in the “Investor Relations” section.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, our officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended September 30, 2008.

ITEM 11.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Francis E. O’Donnell, Jr., M.D., CEO	2008	1(1)	-	51,750(2)	14,826(4)	66,577(2)
	2007	1(1)	-	-	13,357(5)	13,358

Alan M. Pearce, CFO (10)	2008	156,000	-	488,723(3)	29,566(6)	674,289(3)
	2007	260,077	25,000	663,940	50,112(7)	999,129
Samuel S. Duffey, Esq., General Counsel/President (10)	2008	210,000	-	447,323	33,369(8)	690,692
	2007	304,913	75,000	937,730	38,864(9)	1,356,507

(1)	Pursuant to his employment agreement, Dr. O’Donnell was paid one dollar.
(2)	Includes director compensation in the amount of $51,750 by way of option award grant.
(3)	Includes director compensation in the amount of $41,400 by way of option award grant.
(4)	In Fiscal 2008, Dr. O’Donnell was paid $14,826 in other compensation which consisted of paymentsrelated to medical, dental and life insurance and long and short term disability.
(5)	In Fiscal 2007, Dr. O’Donnell was paid $13,357 in other compensation which consisted of paymentrelated to medical, dental and life insurance and long and short term disability.
(6)	In Fiscal 2008, Mr. Pearce was paid $29,566 in other compensation which consisted of the following payments: $6,636 related to medical, dental and life insurance and long and short term disability; $3,600 related to auto allowances; and $19,330 related to unused vacation payout.
(7)	In Fiscal 2007, Mr. Pearce was paid $50,112 in other compensation which consisted of the following payments: $10,548 related to medical, dental and life insurance and long and short term disability; $6,000 related to auto allowances; and $33,654 related to unused vacation payout.
(8)	In Fiscal 2008, Mr. Duffey was paid $33,369 in other compensation which consisted of the following payments: $5,235 related to medical, dental and life insurance and long and short term disability; $3,600 related to auto allowances; and $24,534 related to unused vacation payout.
(9)	In Fiscal 2007, Mr. Duffey was paid $38,864 in other compensation which consisted of the following payments: $4,731 related to medical, dental and life insurance and long and short term disability; $6,000 related to auto allowances; and $28,133 related to unused vacation payout.
(10)	In Fiscal 2008, Messrs. Pearce and Duffey received additional compensation from our Biovest subsidiary. See Biovest’s Annual Report on Form 10-K for Fiscal 2008 filed July 8, 2010.

Base Salaries. For our named executive officers, the base salaries are predicated upon pre-existing employment agreements, which are described in more detail below. During Fiscal 2008, we did not establish specific performance objectives for these executives and our decisions were based on their overall performances. Of particular note is our CEO’s employment agreement which since 2005 has fixed his base salary at one dollar per year. Notwithstanding this nominal salary, Dr. O’Donnell serves as our CEO on a full-time basis. Additionally, Dr. O’Donnell receives no salary from our subsidiaries. This nominal base salary reflects our CEO’s role as a founder and significant shareholder of the Company. We believe that the nominal base salary paid to our CEO in Fiscal 2008 underscores the aligned interest of our CEO and our shareholders.

Cash Bonuses and Incentives. In Fiscal 2008, no cash bonuses were paid or accrued to our executive officers.

Option Awards. The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statements reporting purposes for the fiscal year ended September 30, 2008, in accordance with Statement of Financial Accounting Standards No. 123R. Assumptions used in the calculation of these amounts are included in Note 1 to the Company’s audited financial statements. Descriptions of the incentive stock option plans pursuant to which these Option Awards were awarded are below.

Perquisites. Consistent with our philosophy to preserve cash, we have sought to limit perquisites. Perquisites paid to our named executive officers are discussed in the footnotes to the Summary Compensation Table above. Our policy for paying medical and dental insurance is to pay 75% of the insurance premium. Our policy for paying life insurance, long-term and short-term disability insurances and accidental death and dismemberment insurance is to pay 100% of the insurance premiums. Our policy with regard to unused vacation for our executive group is to pay at the base salary rate for vacation not used in the prior fiscal year.

Change in Control Severance Policy. Each of our named executive officers entered into written employment agreements with us prior to our IPO. There are no change of control provisions in any of these employment agreements.

Employment Agreements with Executives

Francis E. O’Donnell, Jr., M.D. On January 1, 2005, we entered into an employment agreement with Dr. O’Donnell, our Chairman, President and Chief Executive Officer. This agreement has an initial term of five years, and continues thereafter on an “at-will” basis, terminable during the “at-will” period by either party for any reason and at any time upon 30 days’ notice. Under the terms of the agreement, Dr. O’Donnell is entitled to a base salary of one dollar per year. The agreement provides that, if we terminate Dr. O’Donnell’s employment without cause, because of disability, or for cause (except for dishonesty, misconduct, or unlawful acts that adversely affect us or pleading guilty or no contest to, or a conviction of, a felony or any crime involving moral turpitude, fraud, dishonesty, or misrepresentation), or he terminates his own employment for good reason, then he will be entitled to severance compensation in the amount of his base salary, health and welfare benefits, and all his options shall continue to vest for the 12-month period following the date of termination. Dr. O’Donnell will be deemed to have terminated his employment for good reason if he terminates because of a material breach of the agreement by us that is not cured within 30 days of written notice of the breach, the assignment by us without his consent to a position, responsibilities or duties of a materially lesser status or degree of responsibility, the relocation of our principal executive offices outside of Tampa, Florida, or we require him to be based anywhere other than our principal executive offices. The agreement provides that during the time of his employment and ending two years from the termination of the agreement, he may not solicit customers and will not engage in or own any business that is competitive with us.

Alan M. Pearce. On January 1, 2005, we entered into an employment agreement with Alan M. Pearce, our Chief Financial Officer. This agreement has an initial term of five years, and continues thereafter on an “at-will” basis, terminable during the “at-will” period by either party for any reason and at any time upon 30 days’ notice. Under the terms of the agreement, Mr. Pearce is entitled to an initial base salary of $260,000 per year. The agreement provides that Mr. Pearce is eligible to receive an annual performance bonus with a target of 50% of his annual base salary. The agreement provides that, if we terminate Mr. Pearce’s employment without cause, because of disability, or for cause (except for dishonesty, misconduct, or unlawful acts that adversely affect us or pleading guilty or no contest to, or a conviction of, a felony or any crime involving moral turpitude, fraud, dishonesty, or misrepresentation), or Mr. Pearce terminates his own employment for good reason, then he will be entitled to severance compensation in the amount of his base salary, health and welfare benefits, and all his options shall continue to vest for the 12-month period following the date of termination. Mr. Pearce will be deemed to have terminated his employment for good reason if he terminates because of a material breach of the agreement by us that is not cured within 30 days of written notice of the breach, the assignment by us without his consent to a position, responsibilities or duties of a materially lesser status or degree of responsibility, the relocation of our principal executive offices outside of Tampa, Florida, or we require him to be based anywhere other than our principal executive offices. The agreement provides that during the time of his employment and ending two years from the termination of the agreement, he may not solicit customers and will not engage in or own any business that is competitive with us.

Samuel S. Duffey, Esq. On January 1, 2005, we entered into an employment agreement with Samuel S. Duffey, Esq., our General Counsel. This agreement extends for an initial term of five years, and continues thereafter on an “at-will” basis, terminable during the “at-will” period by either party for any reason and at any time upon 30 days’ notice. Under the terms of the agreement, Mr. Duffey is entitled to a base salary of $350,000 per year and the agreement provides that Mr. Duffey is eligible to receive an annual performance bonus with a target of 50% of his annual base salary. The agreement provides that, if we terminate Mr. Duffey’s employment without cause, because of disability, or for cause (except for dishonesty, misconduct, or unlawful acts that adversely affect us or pleading guilty or no contest to, or a conviction of, a felony or any crime involving moral turpitude, fraud, dishonesty, or misrepresentation), or if Mr. Duffey terminates his own employment for good reason, then he will be entitled to severance compensation in the amount of his base salary, health and welfare benefits for 12 months after the termination, and all his options shall continue to vest for the 12-month period following the date of termination. Mr. Duffey will be deemed to have terminated his employment for good reason if he terminates because of a material breach of the agreement by us that is not cured within 30 days of written notice of the breach, the assignment by us without his consent to a position, responsibilities or duties of a materially lesser status or degree of responsibility, the relocation of our principal executive offices outside of Tampa, Florida, or we require him to be based anywhere other than our principal executive offices. The agreement provides that during the time of his employment and ending two years from the termination of the agreement, he may not solicit customers and will not engage in or own any business that is competitive with us.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) - Exercisable	Number of Securities Underlying Unexercised Options (#) - Unexercisable	Option Exercise Price ($)	Option Expiration Date

Francis E, O’Donnell, Jr., M.D., CEO	2,252		2.22	4/10/2013
		37,500	2.61	3/1/2018
	20,000		0.50	3/13/2014
	20,000		0.50	3/10/2015
	60,000		1.13	10/19/2016
	75,000		0.60	4/11/2018

Alan M. Pearce, CFO	84,856	-	7.59	2/9/2016
	37,425	-	3.70	12/15/2016
	166,674	83,326	3.56	12/20/2016
	91,667	183,333	2.69	1/7/2018
	-	30,000	2.61	3/1/2018
	150,000	-	0.60	4/11/2018

Samuel S. Duffey, Esq., General Counsel	118,765	-	2.11	11/7/2013
	41,168	-	7.59	2/9/2016
	274,500	116,668	3.70	12/15/2016
	91,667	183,333	2.69	1/7/2018
	500,000	-	0.50	11/11/2013
	500,000	-	0.72	2/10/2016
	150,000	-	0.60	4/11/2018

Option Grants. In Fiscal 2008, we granted the following options under our 2008 Equity Incentive Plan.

•	75,000 to Dr. O’Donnell;

•	150,000 to Mr. Pearce; and

•	150,000 to Mr. Duffey.

The option grants had an exercise price that was equal to 100% of the closing market price for our common stock on the date of the option grant. The unexercisable option awards outstanding in the table above will vest as described below:

•	Dr. O’Donnell’s with an expiration date of March 1, 2018, will vest by March 1, 2011;

•

Mr. Pearce’s with an expiration date of: (a) December 20, 2016, will vest by December 20, 2008; (b) January 7, 2018, will vest by January 7, 2010; and (c) March 1, 2018, will vest by March 1, 2011; and

•

Mr. Duffey’s options awards with an expiration date of: (a) December 15, 2016, in the table above will vest by December 15, 2008; and (b) January 7, 2018, in the table above will vest by January 7, 2010.

Our decision to grant options was based primarily on the recommendation of our Compensation Committee and our desire to retain and motivate our employees.

DIRECTOR COMPENSATION

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2008

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Francis E. O’Donnell, Jr., M.D., Chairman(7)	-	51,750(2)	51,750(2)

Edmund C. King(3)	18,000 (1)	82,800	100,800

Christopher C. Chapman, M.D.(4)	9,000 (1)	22,318	31,318

David M. Schubert(5)	18,000 (1)	72,450	90,450

Alan M. Pearce(7)	-	41,400(2)	41,400(2)

William S. Poole(6)	18,000 (1)	62,100	80,100

(1)	Of the fees earned as reflected in this table, $4,500 each remained accrued but unpaid as of September 30, 2008.
(2)	This amount is also reflected in the Summary Compensation Table.
(3)	As of September 30, 2008, the aggregate number of outstanding option awards held by Mr. King is 95,000.
(4)	As of September 30, 2008, the aggregate number of outstanding option awards held by Dr. Chapman is 52,500.
(5)	As of September 30, 2008, the aggregate number of outstanding option awards held by Mr. Schubert is 127,500.
(6)	As of September 30, 2008, the aggregate number of outstanding option awards held by Mr. Poole is 65,000.
(7)	See the above Outstanding Equity Awards table for Dr. O’Donnell and Mr. Pearce’s aggregate number of outstanding option awards.

Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) all directors receive reimbursement of expenses, (ii) non-employee directors receive a quarterly cash stipends of $4,500, and (iii) non-employee directors receive an annual grant of non-qualified options to purchase shares of common stock at 100% of the closing market price on the day of the option grant: 30,000 option shares for Board membership, 7,500 option shares for serving on a committee of the Board and 7,500 option shares for chairing any committee of the Board. The director compensation stock options issued for Fiscal 2008 are set forth above. Mr. King is the Chairman of the Audit and Nominating and Governance Committees. Mr. Poole is the Chairman of the Compensation Committee. The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statements reporting purposes for the Fiscal Year ended September 30, 2008 in accordance with Statement of Financial Accounting Standards No. 123R. Assumptions used in the calculation of these amounts are included in Note 1 to our audited financial statements.

Equity Incentive Plans

We provides for three option plans, the 2003 Stock Option Plan (“2003 Plan”) per its second amendment on February 27, 2004, the 2005 Equity Incentive Plan (“2005 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan”) (collectively, “Stock Option Plans”). All plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3.5 million shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2008, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2008, 730,672 options are available for issuance under the 2003 Plan.

On February 1, 2005, our Board of Directors adopted the Accentia Biopharmaceuticals, Inc. 2005 Equity Incentive Plan. The 2005 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2008, 1,616,539 options are available for issuance under the 2005 Plan. We may, at any time, amend or modify the Plan without limitation.

On November 29, 2007 and effective as of December 31, 2007, our Board of Directors has adopted the Accentia Biopharmaceuticals, Inc. 2008 Equity Incentive Plan. The 2008 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2008 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2008, 1,833,334 options are available for issuance under the 2008 Plan. We may, at any time, amend or modify the Plan without limitation.

The 2005 and 2008 Plans contain provisions relating to equity compensation to our Directors. Commencing with the effective date of the 2008 Plan, each Director (for clarification both employee Directors and non-employee Directors) (if he or she continues to serve in such capacity) shall annually during the time the 2008 Plan is in effect, automatically be granted a non-qualified stock option to purchase a number of shares of stock that is equal to the sum of (i) 30,000 shares plus (ii) 7,500 shares for each standing Board committee on which the Director serves as of the grant date, plus (iii) 7,500 shares of stock for each standing Board committee for which the Director serves as the chairperson as of the grant date. Non-qualified stock options granted to Directors under the 2008 Plan are not vested and cannot be exercised prior to the first anniversary of the date of grant, and thereafter shall vest and may only be exercised with respect to one-third of the option shares on and after the first anniversary of the date of grant, with respect to two-thirds of the option shares on a cumulative basis on and after the second anniversary of the date of grant, and with respect to all of the option shares on a cumulative basis on and after the third anniversary of the date of grant. The exercise price per share for a non-qualified stock option granted to a Director under the 2008 Plan shall be equal to 100% of the fair market value of a share of common stock on the date of grant of such option. The first grant date under the plan will be effective at the next annual meeting of shareholders.

Options granted under the Stock Option Plans are generally not transferable by the optionee except by will or the laws of descent and distribution, or pursuant to written agreement approved by the administrator relating to any non-qualified stock options in any manner authorized under applicable law. Except as provided in the applicable stock option agreement, options must be exercised within 60 days of termination (or under the 2005 and 2008 Plans, within 90 days of termination), for any reason other than disability, retirement, or death, within one year of termination by disability, or by a designated beneficiary within two years of death. In the event of retirement as defined in the Stock Option Plans, options continue to vest and to be exercisable through the end of the term stated in the stock option agreement.

Except as provided to the contrary in the option agreement, options granted under the Stock Option Plans vest in one-third annual increments beginning on the grant date of the option. In no event may an incentive stock option be granted more than 10 years from the effective date of the Stock Option Plans, be exercised after the expiration of 10 years from the grant date, or five years from the grant date in the case of a 10% Stockholder.

Incentive stock options may not vest for the first time with the respect to any optionee in a calendar year with a market price exceeding $0.1 million. Any option grants that exceed that amount shall be automatically treated as non-qualified stock options.

The Stock Option Plans may be suspended, terminated, modified, or amended by our board, but no such suspension, termination, modification, or amendment may adversely affect the terms of any option previously granted without the consent of the affected optionee, and any amendment will be subject to stockholder approval to the extent required by applicable law, rules, or regulations.

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Stock Option Plans. As of September 30, 2008, we had options to purchase 4,180,545 shares of common stock outstanding and exercisable at a weighted average price of $3.33 per share.

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan that covers all of our employees. Pursuant to our 401(k) plan, participants may elect to reduce their current compensation, on a pre-tax basis, by any percentage the participant elects, up to statutorily prescribed annual limits, and have the amount of the reduction contributed to the 401(k) plan. The 401(k) plan also permits us, in our sole discretion, to make employer matching contributions equal to a specified percentage (as we determine) of the amount a participant has elected to contribute to the plan, and/or employer profit-sharing contributions equal to a specified percentage (as we determine) of an employee’s compensation. In fiscal 2008, we made no matching contributions.

Limitation of Liability and Indemnification of Officers and Directors; Insurance

Our Amended and Restated Certificate of Incorporation and Bylaws provide that we shall indemnify, to the full extent authorized by General Corporation Law of the State of Florida, any person with respect to any civil, criminal, administrative or investigative action or proceeding instituted or threatened by reason of the fact that he, his testator or intestate, is or was a director or officer of our company or any predecessor of our company, is or was serving at the request of our company or a predecessor of our company as a director or officer of another corporation, partnership, joint venture, trust or other enterprise.

General Corporation Law of the State of Florida authorizes the indemnification of directors and officers against liability incurred by reason of being a director or officer and against expenses (including attorneys fees) in connection with defending any action seeking to establish such liability, in the case of third-party claims, if the officer or director acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and if such officer or director shall not have been adjudged liable for negligence or misconduct, unless a court otherwise determines. Indemnification is also authorized with respect to any criminal action or proceeding where the officer or director had no reasonable cause to believe his conduct was unlawful.

In accordance with General Corporation Law of the State of Florida, our Amended Certificate of Incorporation eliminates the personal liability of directors to us and to stockholders for monetary damage for violation of a director’s fiduciary duty of care. Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by the General Corporation Law of the State of Florida, and further provide for advancement of expenses to directors and officers prior to final disposition of a matter unless a quorum of disinterested directors (or independent legal counsel if such a quorum is unobtainable or such a quorum so directs) determines, based on the facts then available, that (a) such director or officer acted in bad faith or deliberately breached his duty to us or our stockholders and (b) as a result of such actions, it is more likely than not that it will be ultimately determined that such director or officer is not entitled to indemnification. Our Bylaws, as amended, provide that such indemnification is not exclusive of indemnification pursuant to indemnification agreements with any of its directors and officers or otherwise.

We also maintain a policy of directors’ and officers’ liability insurance to indemnify our directors and officers with respect to actions taken by them on our behalf.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is therefore unenforceable.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of September 30, 2008 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of September 30, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5% Stockholders
The Hopkins Capital Group, LLC(2)	4,349,592	8.04%
865 Longboat Club Road
Long Boat Key, FL 34228
Timothy D. Ryll(3)	4,638,737	8.54%
930 W. Sheridan, #2SE
Chicago, IL 60613
Pharmaceutical Product Development, Inc.(4)	4,270,323	7.89%
3151 South 17th Street
Wilmington, NC 28412

Named Executive Officers and Directors
Francis E. O’Donnell, Jr., M.D.(5)	5,642,235	10.43%
Steven R. Arikian, M.D.(6)	1,078,890	1.99%
Alan M. Pearce(7)	1,124,393	2.06%
David M. Schubert(8)	48,334	*
Edmund King(9)	35,000	*
William S. Poole (10)	13,333	*
Christopher C. Chapman, M.D.(11)	0	*
Samuel S. Duffey, Esq. (12)	526,100	*
Executive Officers and Directors as Group (8 persons)	8,468,285	15.48%

*	Less than 1.0%
(1)	These percentages are based upon the 54,103,894 shares of our outstanding common stock on September 30, 2008.
(2)	Includes 4,349,592 shares of common stock held by The Hopkins Capital Group, LLC (“Hopkins”). Voting and investment power over the shares held by Hopkins is exercised by its manager, Francis E. O’Donnell, Jr., M.D., our Chairman and Chief Executive Officer.
(3)	Includes:

(a)	3,892,471 shares of common stock held by MOAB Investments, LP (“MOAB”) and 428,573 shares of our common stock held by MOAB-II Investments, LP (“MOAB-II” and, together with MOAB, the “MOAB Entities”) and

(b)	117,693 shares of common stock held by Timothy D. Ryll, as the Trustee of three different trusts (the “Timothy Ryll Trusts”). Timothy Ryll is the sole shareholder and sole director of MOAB Management Company, Inc., which is the sole general partner of each of the MOAB Entities. Mr. Ryll is the trustee of the Timothy Ryll Trusts. Mr. Ryll is the son of Dennis Ryll, M.D., one of our former directors.

(4)	Pharmaceutical Product Development International Holdings, Inc., or PPD International, is a wholly owned subsidiary of Pharmaceutical Product Development, Inc. (“PPD”), a publicly held corporation. PPD exercises voting and investment control over PPD International.
(5)	Includes:

(a)	4,349,592 shares of common stock held by The Hopkins Capital Groups, LLC (“Hopkins”), 412,892 shares of common stock and 2,175,000 warrants held by The Hopkins Capital Group II, LLC (“Hopkins II”) and 875,000 shares of common stock held by Hopkins Capital Partners, Inc. and

(b)	4,751 shares of common stock issuable pursuant to options held by Dr. O’Donnell that are currently exercisable or that are exercisable within 60 days of September 30, 2008.

Dr. O’Donnell holds voting and investment power over shares held by each of Hopkins and Hopkins II as its Manager and as President of Hopkins Capital Partners, Inc.

(6)	Includes 950,544 shares of common stock and 128,346 shares of common stock issuable pursuant to options held by Dr. Arikian that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(7)	Includes:

(a)	95,003 shares of common stock held by The Pearce Family Limited Partnership;

(b)	380,622 shares of common stock issuable pursuant to options held by Mr. Pearce that are currently exercisable or that are exercisable within 60 days of September 30, 2008; and

(c)	380,011 shares of common stock held jointly by Mr. Pearce and his wife.

As a general partner of The Pearce Family Limited Partnership, Mr. Pearce exercises voting and investment power over The Pearce Family Limited Partnership.

(8)	Includes of 48,334 shares of common stock issuable pursuant to options held by Mr. Schubert that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(9)	Includes 35,000 shares of common stock issuable pursuant to options held by Mr. King that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(10)	Consists of 13,333 shares of common stock issuable pursuant to options held by Mr. Poole that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(11)	Consists of 0 shares of common stock issuable pursuant to options held by Dr. Chapman that are currently exercisable or that are exercisable within 60 days of September 30, 2008.
(12)	Consists of 526,100 shares of common stock issuable pursuant to options held by Mr. Duffey that are currently exercisable or that are exercisable within 60 days of September 30, 2008.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	4,180,545	$3.33	4,062,985
Equity compensation plans not approved by stockholders	—	N / A	—

Total	4,180,545	$3.33	4,062,985

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During our fiscal years ended September 30, 2008 and September 30, 2007, we were a party to the following transactions with certain of our executive officers, directors, holders of more than 5% of our voting securities, and their respective affiliates. We believe that the terms of these transactions were no less favorable to us than the terms that could have been obtained from unaffiliated third parties.

Relationship with Biovest International, Inc.

In June 2003, we purchased 81% of the outstanding capital stock of Biovest for $20.0 million pursuant to an Investment Agreement with Biovest. During the fiscal years ended September 30, 2008 and 2007, under the Investment Agreement, we made advances to Biovest under after fulfilling our remaining payment obligation of $0.07 million. As of September 30, 2008 and 2007, the aggregate amount of principal and accrued but unpaid interest under this demand note was $12.3 million and $10.9 million respectively.

Dr. O’Donnell, our Chairman and CEO, is also the Vice-Chairman and a director of Biovest. Subsequent to this period, Dr. O’Donnell was appointed Chairman and CEO of Biovest. Mr. Pearce, our CFO is also CFO of Biovest. Subsequent to this period, Mr. Duffey was appointed our President and continues as our General Counsel and Mr. Duffey was also appointed President and General Counsel of Biovest.

Agreements with Biovest

During the fiscal year ended September 30, 2008, the following transactions occurred:

Effective as of January 31, 2008, we entered into a conditional commitment that once all obligations under the September 2006 Debentures and February 2007 Debentures have been paid or converted in full, we guaranteed and pledged certain shares of Biovest owned by us to collateralize the indebtedness of Biovest to the Valens Funds (See Item 7).

On February 5, 2008, we were granted an option by Biovest permitting us, in our discretion, to convert part or all of the principal and interest due to us on the date of the conversion under the intercompany debt owed by Biovest into shares of Biovest common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of Biovest’s sale of its stock at prices below the Conversion Price. Biovest granted demand and piggyback registration rights to us for the shares underlying this conversion option. Pursuant to the May 9, 2008 financing transactions, the Conversion Price was reset to $0.32 per share.

On February 5, 2008, we entered into an amendment to the existing royalty agreement with Biovest on sales of BiovaxID to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

On November 10, 2008, Biovest, along with Accentia, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. Accentia and Biovest will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Relationship with BioDelivery Sciences International, Inc. 9

We have entered into various transactions with BioDelivery Sciences International, Inc. (“BDSI”), a publicly traded drug delivery technology company. Dr. O’Donnell also is BDSI’s principal shareholder and Chairman of the Board. Previously, Dr. O’Donnell also served as the President and Chief Executive Officer of BDSI. The Hopkins Capital Group, LLC (“Hopkins”) and MOAB Investments, LP (“MOAB”) are principal shareholders of BDSI. Also, three employees are shared between BDSI and our company.

In April 2004, we entered into a license agreement with BDSI under which BDSI granted us an exclusive license to make, use, or sell its encochleated formulation of amphotericin B for topical treatments for chronic rhinosinusitis (“CRS”) and asthma in the U.S. and EU. In September 2004, we entered into an asset purchase agreement with BDSI under which we paid BDSI a fee of $2.5 million to expand the geographic scope of the license to make it worldwide and to reduce the royalty percentages to 7% on approved antifungal CRS therapies (but not asthma therapies) that utilize BDSI’s technology and 6% on any unapproved antifungal CRS therapies based on our license with MAYO. Although this agreement remains in effect, we did not make any payments to BDSI under this agreement for royalties or otherwise during the fiscal year ended September 30, 2008.

In August 2004, BDSI acquired Arius Pharmaceuticals, Inc. (“Arius”), a pharmaceutical development company that is our development partner for our Emezine product. In March 2004, prior to the acquisition of Arius by BDSI, we obtained exclusive U.S. distribution rights to Emezine under a distribution agreement that we entered into with Arius. Although this agreement remains in effect and Emezine is still under development, we did not make any payments to Arius under this agreement during the fiscal year ended September 30, 2008. See Item 9B – Other Information.

Relationship with Pharmaceutical Product Development, Inc.

In September 2004, Biovest entered into an expanded consulting agreement with PPD pursuant to which Biovest has agreed to pay aggregate fees of approximately $4.6 million to PPD for vaccine-related services, including site development, patient enrollment, vendor management, and regulatory document collection. Biovest paid PPD a total of $1.0 million, $0.1 million and $0.1 million in consulting fees during the fiscal years ended September 30, 2008 and 2007, respectively.

Other Transactions

Warrants issued to related parties

On June 15, 2007, we granted the warrants described below to certain executives, directors, affiliates and shareholders of the Company in consideration for ongoing guarantees and asset pledges. Our prior and current borrowings ranging between $6.1 million and $22.7 million have required guarantees and/or collateral pledges (the “Credit Enhancements”) which were provided by Hopkins Capital Group II, LLC (“Hopkins II”) and in some cases their affiliates. We believe that the Credit Enhancements significantly reduce the interest expense. In a number of instances, the borrowings were essential financings that management believes might not have been available to us without the Credit Enhancements. Except as provided by the warrants, no consideration or compensation has been paid for the guarantees or pledges.

We have granted the following warrants (the “Warrants”) to the related parties identified below:

(i)	Warrants to purchase 2.0 million shares of our common stock to Hopkins II (see Item 12);

(ii)	Warrants to purchase 0.2 million shares of our common stock to MOAB (see Item 12);

(iii)	Each of the Warrants has an exercise period (“Term”) of four years from the date of grant;

(iv)	Each of the Warrants has an exercise price of $4.32 per share, which represents a 38% premium over the closing price of our common stock on the date of the grant of the Warrants;

(v)	the Warrants vested upon grant;

(vi)	the Warrants are assignable; and

(vii)	holders of the Warrants will have limited piggy back registration rights subject to our reasonable discretion.

9 Please see “Item 9B. Other Information”.

We recorded the issuance of these Warrants based on their fair value on the date of grant as a $2,620,000 charge to operations during the year ended September 30, 2007.

In addition to the related party transaction (as discussed above) during the fiscal year ended September 30, 2008, we entered into an extension agreement making the Hopkins II line of credit available through December 31, 2008. Additionally, on December 27, 2007, we granted 175,000 warrants with an exercise price of $2.91 per share and a term of five years to Hopkins II.

Director Independence

The Board has determined that Edmund C. King, David M. Schubert, William S. Poole and Christopher C. Chapman, M.D. are independent, as that term is defined by the applicable rules of the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market LLC® (“NASDAQ”). The Board has further determined that all members of the Audit, Compensation and Governance and Nominating Committees are independent and satisfy the relevant SEC and NASDAQ independence requirements and other requirements for members of such committees.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Related Fees

We engaged Cherry, Bekaert & Holland, L.L.P. (“Cherry Bekaert”) to perform the audit of the September 30, 2008 and 2007 financial statements and the preparation of the 2007 income tax return. We engaged Pender, Newkirk and Company, LLP (“Pender Newkirk”) to prepare the 2008 income tax return.

The following table provides information relating to the fees billed for the fiscal years ended September 30, 2008 and 2007:

	2008	2007
Audit fees (1)	$135,500	$571,000
Audit-related fees (2)	-	$38,500
Tax fees (4)	$63,000	$85,000(3)
All other fees (5)	$4,100	$0

(1)	Audit fees consist of fees billed for professional services rendered for the audits of our financial statements (and the financial statements of our 76% owned subsidiary, Biovest), review of the interim condensed financial statements, and other professional services rendered in connection with our registration statements and services that are normally provided by Cherry Bekaert in connection with statutory and regulatory filings or engagements.
(2)	During these two fiscal years, our audit-related services principally included audit services of our 401(k) plan financial statements.
(3)	The Audit Committee does not believe the provision of non-audit services by the independent accountant impairs the ability of such accountant to maintain independence with regard to us.
(4)	During Fiscal 2008, Cherry Bekaert prepared our 2007 tax returns. We engaged Pender Newkirk to prepare our 2008 tax returns
(5)	During Fiscal 2008, we engaged Pender Newkirk to conduct our 401(k) plan financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All such services provided and associated fees provided in Fiscal 2008 were pre-approved by the Audit Committee.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

See Index to Financial Statements on page F-1.

(2)	Supplemental Schedules

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Item 15(b) below.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Number	Description of Document
2.1	Asset Purchase Agreement, dated as of October 27, 2006, among Accentia, TEAMM Pharmaceuticals, Inc. and Victory Pharma, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).
3.3	Amended and Restated Bylaws effective December 27, 2007 (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).
3.4	Certificate of Designation Amending Articles of Incorporation dated on January 18, 2008 by Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).
4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.3	Agreement of Merger and Plan of Reorganization, dated January 8, 2003, between Accentia, TEAMM Pharmaceuticals, Inc., and TEAMM Principals (filed as Exhibit 4.3 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.4	Amended and Restated Agreement of Merger and Plan of Reorganization, dated April 3, 2002, between Accentia, The Analytica Group, Ltd., and The Analytica Group, Inc. (filed as Exhibit 4.4 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.5	Merger Agreement, dated September 30, 2003, between Accentia and IMOR Private Institute for Medical Outcome Research GmbH (filed as Exhibit 4.5 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.6	Form of Investors’ Rights Agreement and Form of Agreement and Waiver, between Accentia and certain investors named therein including The Joyce A. Aboussie Revocable Trust, Robert Carr, John P. Dubinsky, Charles R. and Ann T. Eveker, D&G Strategic Investments, Hopkins Capital Group, LLC, Lee Kling, McKesson Corporation, MOAB Investments, Gary Munson, DKR SoundShore Oasis Holding Fund, Ltd., John D. Prosperi, Nicholas G. and Linda P. Rallo, Dennis Ryll, MRB&B, LLC, Allen Family Partnership, Alan Hirmes, Harold Harris, Michael Fowler, Nathalie Rallo, Sophia Rallo, Tom MacDonald, Jim Varney, Jane Mingey, Jeffrey Lynford, Steve Kirby, Jeff Tobolski, George Vornas, Mayo Foundation for Medical Education and Research, David Sabino, Donald L. Ferguson Living Trust, and Vincent Keating (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.7	Form of Investors’ Rights Agreement and Form of Agreement and Waiver, between Accentia and certain investors named therein including Ronald E. Osman and Steven J. Stogel (filed as Exhibit 4.7 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.8	Amended and Restated Investors’ Rights Agreement, dated January 7, 2005, between Accentia and Pharmaceutical Product Development, Inc., as amended July 8, 2005 and August 11, 2005 (including Assignment and Assumption Agreement, dated June 28, 2005, among the Company, Pharmaceutical Product Development, Inc. and PPD International Holdings, Inc.) (filed as Exhibit 4.8 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.9	Series E Convertible Preferred Stock Purchase Agreement, dated January 9, 2004, between Accentia and Pharmaceutical Product Development, Inc. (filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.10	Series E Convertible Preferred Stock Purchase Agreement, dated April 15, 2004, between Accentia and Ronald E. Osman (filed as Exhibit 4.10 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.11	Form of Series E Subscription Agreement between Accentia and certain investors named therein, including The Joyce A. Aboussie Revocable Trust, Robert Carr, John P. Dubinsky, Charles R. and Ann T. Eveker, D&G Strategic Investments, Hopkins Capital Group, LLC, Lee Kling, McKesson Corporation, MOAB Investments, Gary Munson, DKR SoundShore Oasis Holding Fund, Ltd., John D. Prosperi, Nicholas G. and Linda P. Rallo, Dennis Ryll, MRB&B, LLC, Allen Family Partnership, Alan Hirmes, Harold Harris, Michael Fowler, Nathalie Rallo, Sophia Rallo, Tom MacDonald, Jim Varney, Jane Mingey, Jeffrey Lynford, Steve Kirby, Jeff Tobolski, George Vornas, Mayo Foundation, David Sabino, Donald L. Ferguson Living Trust, Steve Stogel, and Vincent Keating (filed as Exhibit 4.11 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.12	Registration Rights Agreement, dated April 3, 2002, between Accentia and Steven Arikian, M.D., John Doyle, Julian Casciano, and Roman Casciano, as amended by Amendment No. 1, dated March 30, 2005, and Amendment No. 2, dated April 29, 2005 (filed as Exhibit 4.12 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.1	License Agreement, dated April 12, 2004, between Accentia and BioDelivery Sciences International, Inc. (“BDSI”), as amended pursuant to an Asset Purchase Agreement dated September 7, 2004 and as further amended by those certain letter agreements dated March 28, 2005 and April 25, 2005 (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.2(b)	License Agreement, dated February 10, 2004, between Accentia and Mayo Foundation for Medical Education and Research (“MAYO”), as amended on December 12, 2004 (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.3	Exclusive Agreement, dated September 17, 2004, between Accentia and The Board of Trustees of the Leland Stanford Junior University (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.4	Investment Agreement, dated April 10, 2003, between Accentia and Biovest International, Inc. (“Biovest”), as amended (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.5(b)	Distribution Agreement, dated March 12, 2004, between Accentia and Arius Pharmaceuticals, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.6	Biologics Distribution Agreement, dated February 27, 2004, between Accentia and McKesson Corporation (“McKesson”) (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.7(b)	Amended and Restated Distribution and Supply Agreement, dated August 12, 2005, between Accentia and Respirics, Inc. (filed as Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.8(b)	Product Development Agreement, dated January 24, 2003, between Accentia and Respirics, Inc. (filed as Exhibit 10.11 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.9	Cooperative Research and Development Agreement, dated May 27, 1999, between Accentia and The National Cancer Institute, as amended by that certain amendment dated April 6, 2005 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.10(b)	Supply Agreement, dated December 1, 2004, between Accentia and biosyn Arzeneimittel GmbH. (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.11	First Amended and Restated Royalty Stream Purchase Agreement, dated August 11, 2005, between Accentia and Pharmaceutical Product Development, Inc. (filed as Exhibit 10.15 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.12	Office Lease, dated May 1, 2004, between Accentia, as Tenant, and AP Southeast Portfolio Partners, LP, as Landlord (filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.13	Standard Form of Lease, dated April 1, 2004, between Accentia, as Tenant, and Pizzagalli Properties, LLC, as Landlord, as amended (filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.14	Agreement of Lease, dated December 1998, between Accentia, as Tenant, and We’re Associates Company, as Landlord (filed as Exhibit 10.18 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.15	Agreement of Lease, dated February 26, 2002, between Accentia, as Tenant, and Heartland Rental Properties, LLC, as Landlord, as amended (filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.16	Lease, dated March 22, 2005, between 460 Park Associates, as Landlord, and Accentia, as Tenant (filed as Exhibit 10.20 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.17	Space Lease, dated October 26, 1995, between Accentia, as Tenant, and Worcester Business Development Corporation, as Landlord, as amended (filed as Exhibit 10.21 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.18	Lease Agreement dated December 2003, between Accentia and IMOR Private Institute for Medical Outcome Research GmbH (filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.19(a)	2003 Stock Option Plan, as amended (filed as Exhibit 10.23 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.20(a)	Employment Agreement, dated January 1, 2005, between Accentia and Francis E. O’Donnell, Jr. (filed as Exhibit 10.24 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.21(a)	Employment Agreement, dated April 3, 2002, between Accentia and Steven R. Arikian, as amended (filed as Exhibit 10.25 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.22(a)	Second Amended and Restated Executive Employment Agreement, dated December 31, 2004, between Accentia and Martin G. Baum, as amended on February 10, 2005 (filed as Exhibit 10.26 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.23(a)	Employment Agreement, dated January 1, 2005, between Accentia and Alan M. Pearce (filed as Exhibit 10.27 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.24(a)	Employment Agreement, dated January 1, 2005, between Accentia and Samuel S. Duffey (filed as Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.25	Form of Director and Officer Indemnity Agreement (filed as Exhibit 10.29 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.26	Form of Warrant for Purchase of Common Stock granted by Accentia to Common Stock Holder (filed as Exhibit 10.32 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.27(a)	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.33 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.28(a)	Form of Incentive Stock Option Agreement (filed as Exhibit 10.34 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.29(a)	2005 Equity Incentive Plan (filed as Exhibit 10.35 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.30	Revolving Credit Agreement, dated March 30, 2004, between Missouri State Bank and Trust Company (“MSB”) and Accentia, as amended on March 22, 2005 (filed as Exhibit 10.36 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.31	Accentia Assumption of Debt and Security Agreement, dated December 31, 2003, between Accentia and McKesson, as amended by the First Amendment, dated February 9, 2005, and as modified on May 31, 2005, June 28, 2005, July 8, 2005, August 15, 2005, and September 13, 2005 (filed as Exhibit 10.39 to the Registration Statement on Form S-1 (Amendment No. 8) filed on October 3, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.32	Forbearance Agreement, dated December 9, 2003, between Accentia, Accent Rx, Inc. (“AccentRx”) and McKesson (filed as Exhibit 10.40 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.33	Warrant Purchase Agreement, dated December 1, 1998, between Accentia and McKesson (filed as Exhibit 10.41 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.34	Credit Agreement, dated November 30, 1998, between Accentia and McKesson (filed as Exhibit 10.42 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.35	Security Agreement, dated November 30, 1998, between Accentia and McKesson Corporation (filed as Exhibit 10.43 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.36	Lease Agreement, dated November 2004, between Accentia and Bay Villa Developers, Inc., as General Partner for Hyde Park Plaza Associates, Ltd. (filed as Exhibit 10.64 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.37	Post Residential Rental Agreement, dated April 15, 2005, between Accentia and Post Apartment Homes, L.P. (filed as Exhibit 10.65 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.38(b)	Manufacturing and Supply Agreement, dated August 23, 2002, between Accentia and Kiel Laboratories (filed as Exhibit 10.66 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.39	Securities Purchase Agreement, dated April 29, 2005, between Accentia and Laurus Master Fund, Ltd. (“Laurus”) (filed as Exhibit 10.67 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.40	Security Agreement dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.68 to on Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.41	Amended and Restated Secured Convertible Term Note, dated April 29, 2005, of Accentia payable to Laurus (filed as Exhibit 10.69 to the Registration Statement on Form S-1 filed on March 6, 2006 (Registration No. 333-132237) and incorporated by reference).

10.42	Amended and Restated Convertible Minimum Borrowing Note dated April 29, 2005, of Accentia and Laurus (filed as Exhibit 10.2 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.43	Secured Revolving Note dated April 29, 2005, of Accentia and Laurus (filed as Exhibit 10.7 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.44	Stock Pledge Agreement and InterCompany Note Pledge Agreement, dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.72 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.45	Amended and Restated Common Stock Purchase Warrant, dated August 16, 2005, granted by Accentia to Laurus (filed as Exhibit 10.73 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.46	Subsidiary Guaranty, dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.74 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.47	Registration Rights Agreement, dated April 29, 2005, between Accentia and Laurus, as amended (filed as Exhibit 10.75 to the Registration Statement on Form S-1 (Amendment No. 8) filed on October 3, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.48	Amended and Restated Registration Rights Agreement dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.5 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.49	Promissory Note, dated September 1, 2001, of Accentia payable to David DeFouw, as modified on January 18, 2005 (filed as Exhibit 10.77 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.50	Unsecured Promissory Note, dated June 30, 2005, issued to The Hopkins Capital Group II, LLC (“Hopkins II”) (filed as Exhibit 10.79 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.51	Unsecured Promissory Note, dated June 30, 2005, issued to Hopkins II (filed as Exhibit 10.80 to the Registration Statement on Form S-1 (Amendment No. 6) filed on July 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.52	Omnibus Amendment and Consent, dated August 16, 2005, between Accentia and Laurus (filed as Exhibit 10.81 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.53	Bridge Loan Agreement, dated August 16, 2005, between Accentia and Hopkins II, together with Bridge Loan Note, dated August 16, 2005 (filed as Exhibit 10.82 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.54(b)	Option Agreement, dated December 6, 2005, between Accentia and MAYO (filed as Exhibit 10.83 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.55(b)	Licensing and Distribution Agreement, dated November 22, 2005, between Accentia and Collegium Pharmaceuticals, Inc. (“Collegium”) (filed as Exhibit 10.84 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.56	Promissory Note Dated September 30, 2005 (filed as Exhibit 10.85 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.57	Agreement with Collegium (filed as Exhibit 10.84 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.58	Overadvance Letter Agreement and Additional Common Stock Purchase Warrant, dated December 29, 2005, between Accentia and Laurus (filed as Exhibit 10.86 to the Registration Statement on Form S-1 filed on March 6, 2006 (Registration No. 333-132237) and incorporated by reference).

10.59	Trust Ratification dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.60	MSB Subordination Agreement dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.3 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.61	Second Omnibus Amendment dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.6 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.62	Joinder Agreement dated February 13, 2006 between TEAMM and Laurus (filed as Exhibit 10.8 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.63	Revolving Credit Agreement dated December 30, 2005 between Accentia and MSB (filed as Exhibit 10.9 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.64	Revolving Credit Note dated December 30, 2005 between Accentia and MSB (filed as Exhibit 10.10 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.65	Security Agreement dated December 30, 2005 between Accentia and MSB (filed as Exhibit 10.11 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.66	Continuing Contract of Guaranty dated December 30, 2005 between Accentia, MSB, and other parties (filed as Exhibit 10.12 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.67	Security Agreement dated December 30, 2005 between TEAMM and MSB (filed as Exhibit 10.13 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.68	Stock Pledge Agreement dated December 30, 2005 between The Francis E. O’Donnell, Jr. Irrevocable Trust No. 1 dated May 25, 1990 and MSB (filed as Exhibit 10.14 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.69	Securities Pledge and Security Agreement dated December 30, 2005 between Dennis L. Ryll and MSB (filed as Exhibit 10.15 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.70	Form of Incentive Option Grant under 2005 Equity Incentive Plan (filed as Exhibit 10.16 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.71	Form of Non-Qualified Option Grant under 2005 Equity Incentive Plan (filed as Exhibit 10.17 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.72	Form of Non-Employee Directors Option Grant under 2005 Equity Incentive Plan (filed as Exhibit 10.18 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.73	Warrant dated February 13, 2006 from Accentia to Laurus (filed as Exhibit 10.19 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.74	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia, and each other Pledgor party thereto (filed as Exhibit 10.1 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.75	Demand Note, dated April 25, 2006, issued by Biovest to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.76	First Bank Subordination Agreement dated as of April 25, 2006, by and among Laurus, First Bank and Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.77	Telesis Subordination Agreement dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, Inc. (“Biovax”), Biovest and Accentia (filed as Exhibit 10.4 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.78	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Biovax Leverage Fund”) to Biolender, LLC (“Biolender”) (filed as Exhibit 10.5 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.79	Loan and Security Agreement, dated as of April 25, 2006, between Biovax Leverage Fund and Biolender (filed as Exhibit 10.6 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.80	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (filed as Exhibit 10.7 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.81	Convertible Loan Agreement dated as of April 25, 2006, by and among Biovax, Telesis CDE and Biovest (filed as Exhibit 10.8 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.82	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), Biovest and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (filed as Exhibit 10.9 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.83	Limited Liability Company Agreement of Biolender, dated April 25, 2006, between Biovest and Accentia (filed as Exhibit 10.10 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.84	Put Option Agreement dated April 25, 2006, between Biovax IC, Biovax Leverage Fund, USBCIC and Biolender (filed as Exhibit 10.11 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.85	Purchase Option Agreement dated April 25, 2006, between Biovax IC, Biovax Leverage Fund, USBCIC and Biolender (filed as Exhibit 10.12 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.86	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Telesis CDE (filed as Exhibit 10.13 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.87	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (filed as Exhibit 10.14 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.88	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (filed as Exhibit 10.15 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.89	Asset Purchase Agreement dated April 18, 2006 between Biovest and Biovax (filed as Exhibit 10.16 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.90	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and Biovest (filed as Exhibit 10.17 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.91	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Dennis L. Ryll (filed as Exhibit 10.18 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.92	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Steven J. Stogel (filed as Exhibit 10.19 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.93	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Donald L. Ferguson (filed as Exhibit 10.20 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.94	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Ronald E. Osman (filed as Exhibit 10.21 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.95	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Francis E. O’Donnell, Jr. (filed as Exhibit 10.22 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.96	Note and Warrant Purchase Agreement, dated March 31, 2006, between Biovest and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.97	Secured Promissory Note, dated March 31, 2006, issued by Biovest to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.98	Restricted Account Agreement, dated March 31, 2006, among Biovest, Laurus, and North Fork Bank (filed as Exhibit 10.4 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.99	Restricted Account Letter Agreement, dated March 31, 2006, between Biovest and Laurus (filed as Exhibit 10.5 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.100	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (filed as Exhibit 10.8 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.101	Securities Purchase Agreement, dated May 15, 2006, among Accentia and the parties identified as “Buyers” therein (“Securities Purchase Agreement”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.102	Form of Common Stock Purchase Warrant, dated May 15, 2006, issued by Accentia pursuant to Securities Purchase Agreement (filed as Exhibit 10.3 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.103	Registration Rights Agreement, dated May 15, 2006, among Accentia and Buyers under Securities Purchase Agreement (filed as Exhibit 10.2 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.104	Overadvance Letter Agreement, dated July 13, 2006, among Laurus, Accentia, The Analytica Group, Inc., and TEAMM (filed as Exhibit 10.1 to Accentia’s Form 8-K filed July 19, 2006 and incorporated herein by reference).

10.105	Amendment to Option Agreement, dated July 20, 2006, between Accentia and MAYO together with Form of Common Stock Purchase Warrant (filed as Exhibit 10.1 to Accentia’s Form 8-K filed July 24, 2006 and incorporated herein by reference).

10.106	Amendment and Consent to Release between Biovest and Laurus dated August 2, 2006 (filed as Exhibit 10.8 to Accentia’s Form 10-Q filed August 14, 2006 and incorporated herein by reference).

10.107(b)	Second Amendment to License Agreement, dated August 22, 2006, between Accentia and MAYO (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.108	Common Stock Purchase Warrant dated August 22, 2006, between Accentia and MAYO (filed as Exhibit 10.2 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.109	Side Letter dated August 22, 2006 between Accentia and MAYO (filed as Exhibit 10.3 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.110	Securities Purchase Agreement, dated as of September 29, 2006, among Accentia and each of the purchasers named therein (including form of Common Stock Purchase Warrant and form of Secured Convertible Debenture issued thereunder) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.111	Registration Rights Agreement, dated as of September 29, 2006, among Accentia and each of the purchasers of Secured Convertible Debentures (filed as Exhibit 10.2 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.112	Registration Rights Agreement, dated as of September 29, 2006, among Biovest, and each of the purchasers of Secured Convertible Debentures (filed as Exhibit 10.3 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.113	Pledge Agreement, dated as of September 29, 2006, among Accentia, each of the purchasers of Secured Convertible Debentures, and American Stock Transfer & Trust Company (filed as Exhibit 10.4 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.114	Asset Purchase Agreement, dated as of October 4, 2006, among Accentia, TEAMM, and Tiber, Inc. (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 31, 2006 and incorporated herein by reference).

10.115(b)	Amendment No. 1 to the First Amended and Restated Royalty Stream Purchase Agreement between Pharmaco Investments, Inc., dated October 9, 2006 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 19, 2006 and incorporated herein by reference).

10.116	Amendatory and Supplemental Letter Agreement, dated as of October 12, 2006, among Accentia and Argent Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.117	Mutual Termination Agreement dated as of October 25, 2006, among Accentia, TEAMM, and Acheron Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.118	Mutual Termination Agreement dated as of October 25, 2006, among Accentia, TEAMM, and Ryan Pharmaceuticals, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.119	Fifth Amendment to Distribution Agreement dated as of October 25, 2006, among Accentia, TEAMM, and Argent Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.120	Sixth Amendment to Distribution Agreement dated as of October 25, 2006, among Accentia, TEAMM, and Argent Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.121	Trademark Assignment, dated as of October 27, 2006, among Accentia, TEAMM, and Victory Pharma, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.122	Termination of Agreement Letter, dated as of October 27, 2006, among Accentia and Mikart, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.123	Settlement of Employment and Compensation Related Matters Between Accentia and Martin G. Baum dated October 26, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.124	Settlement of All Accentia Biopharmaceuticals, Inc. and Subsidiary Employment and Compensation Related Matters Between Accentia and Nicholas J. Leb dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.125	Royalty Agreement between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.126	Termination Agreement between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.127	Purchase Agreement of Biolender between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.128	Consent between Accentia and Laurus dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.129	Common Stock Purchase Warrant, dated October 31, 2006 from Accentia to Laurus (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.130	License and Asset Purchase Agreement, dated as of December 8, 2006, between Biovest and AutovaxID, Inc. (“AutovaxID”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.131	License Agreement, dated as of December 8, 2006, between Biovest and AutovaxID (filed as Exhibit 10.2 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.132	Secured Promissory Note, dated as of December 8, 2006, made by Biovest for the benefit of Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.133	Loan and Security Agreement, dated as of December 8, 2006, between AutovaxID Investment LLC (“AutovaxID Leverage Fund”) and Biolender II (filed as Exhibit 10.4 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.134	Promissory Note, dated December 8, 2006, issued by AutovaxID Leverage Fund to Biolender II, LLC (“Biolender II”) (filed as Exhibit 10.5 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.135	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the St. Louis New Markets Tax Credit Fund-II, LLC (“St. Louis CDE”) (filed as Exhibit 10.6 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.136	QLICI Loan Agreement dated as of December 8, 2006, by and among AutovaxID, the St. Louis CDE and Biovest (filed as Exhibit 10.7 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.137	Subordination Agreement dated as of December 8, 2006, by and among Laurus, St. Louis CDE, US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and Biovest (filed as Exhibit 10.8 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.138	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (filed as Exhibit 10.9 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.139	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (filed as Exhibit 10.10 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.140	Guaranty, dated December 8, 2006, made by Hopkins II, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the St. Louis CDE (filed as Exhibit 10.11 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.141	Limited Liability Company Agreement of Biolender II, dated December 8, 2006 (filed as Exhibit 10.12 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.142	Put Option Agreement dated December 8, 2006, between AutovaxID, AutovaxID Leverage Fund, USBCIC and Biolender II (filed as Exhibit 10.13 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.143	Purchase Option Agreement dated December 8, 2006, between AutovaxID, AutovaxID Leverage Fund, USBCIC and Biolender II (filed as Exhibit 10.14 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.144	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Dennis L. Ryll (filed as Exhibit 10.15 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.145	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Steven J. Stogel (filed as Exhibit 10.16 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.146	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Donald L. Ferguson (filed as Exhibit 10.17 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.147	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Ronald E. Osman (filed as Exhibit 10.18 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.148	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Francis E. O’Donnell, Jr. (filed as Exhibit 10.19 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.149	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Alan M. Pearce (filed as Exhibit 10.20 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.150	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Steven R. Arikian (filed as Exhibit 10.21 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.151	Subscription Agreement, dated December 8, 2006, between Biovest and St. Louis CDE (filed as Exhibit 10.27 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.152	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Dennis L. Ryll (filed as Exhibit 10.28 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.153	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Steven J. Stogel (filed as Exhibit10.29 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.154	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Donald L. Ferguson (filed as Exhibit 10.30 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.155	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Ronald E. Osman (filed as Exhibit 10.31 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.156	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Hopkins II (filed as Exhibit 10.32 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.157	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Alan M. Pearce (filed as Exhibit 10.33 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.158	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Steven R. Arikian (filed as Exhibit 10.34 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.159	Notice to Exercise of Option to Terminate Services dated December 15, 2006 from Accentia to Pharmaco Investments, Inc. and Pharmaceutical Product Development, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.160	Securities Purchase Agreement, dated as of February 28, 2007, among Accentia and each of the purchasers named therein (including exhibits) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

10.161	Sublicense Agreement between Accentia and Revimmune, LLC (“Revimmune”) dated February 27, 2007 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

10.162	Amendment to Option Agreement dated May 9, 2007 between Accentia and MAYO (filed as Exhibit 10.11 to Accentia’s Form 8-K filed May 14, 2007 and incorporated herein by reference).

10.163	Third Amendment to the License Agreement dated May 10, 2007 between Accentia and MAYO (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed May 15, 2007 and incorporated herein by reference).

10.164	Letter of Understanding between Accentia and Respirics, Inc. dated May 10, 2007 filed as Exhibit 10.2 to Accentia’s Form 10-Q filed May 15, 2007 and incorporated herein by reference).

10.165	Form of Common Stock Purchase Warrant (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 19, 2007 and incorporated herein by reference).

10.166	Termination of Biologics Agreement dated August 22, 2007 between Accentia and McKesson (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 24, 2007 and incorporated herein by reference).

10.167	Overadvance Side Letter dated August 29, 2007 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed September 5, 2007 and incorporated herein by reference).

10.168	Form of the Amendment to Conversion Agreement between Accentia and Midsummer Investment, Ltd. (filed as Exhibit 10.2 to Accentia’s Form 8-K filed September 5, 2007 and incorporated herein by reference).

10.169	Form of Common Stock Purchase Warrant to Debenture Investors (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 25, 2007 and incorporated herein by reference).

10.170	Amendment No. 1 to Overadvance Side Letter dated as of October 21, 2007 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.171	Common Stock Purchase Warrant issued to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.172	Subordination Agreement dated October 31, 2007 between Accentia and LV Administrative Services, Inc. as agent to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed as Exhibit 10.3 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.173	Subordination Agreement dated December 10, 2007 between Accentia and LV Administrative Services, Inc. as agent to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.174	Accentia’s 2008 Equity Incentive Plan effective as of December 31, 2007 (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.175	Extension Letter dated December 20, 2007 from Southwest Bank to Accentia (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.176	Agreement & Consent dated December 27, 2007 between Accentia and Hopkins II (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.177	Common Stock Purchase Warrant issued to Hopkins II (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.178	Securities Purchase Agreement, dated as of January 18, 2008, among Accentia and each of the purchasers named therein (filed as Exhibit 10.1 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.179	Registration Rights Agreement, dated as of January 18, 2008, among Accentia and each of the purchasers of Preferred Stock (filed as Exhibit 10.2 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.180	Form of Short-Term Common Stock Purchase Warrant (filed as Exhibit 10.4 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.181	Form of Long-Term Common Stock Purchase Warrant (filed as Exhibit 10.5 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.182	Amendment No. 2 to Overadvance Letter effective January 31, 2008 between Accentia, Analytica International, Inc. (“Analytica”), Teamm, and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.183	Letter Amendment to Accentia Warrants effective January 31, 2008 between Accentia and Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.184	Amendment and clarification of Accentia Royalty Agreement dated February 5, 2008 between Accentia and Biovest (filed as Exhibit 10.3 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.185	Conversion Agreement dated February 5, 2008 between Accentia and Biovest (filed as Exhibit 10.4 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.186	Revolving Credit Note Modification Agreement dated as of March 31, 2008 between Accentia and Southwest Bank (filed as Exhibit 10.1 to Accentia’s Form 8-K filed April 4, 2008 and incorporated herein by reference).

10.187	Amendment Letter dated May 30, 2008 between Biovest, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.188	December 10, 2007 Royalty Agreement Amendment dated May 30, 2008 between Biovest and Laurus, Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., and PSource Structured Debt Limited (“PSource”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.189	Reaffirmation and Ratification Agreement dated May 30, 2008 between Biovest and its subsidiaries, Revimmune, LV Administrative Services, Inc., Valens U.S. SPV I, LLC, and Valens Offshore SPV II, Corp. (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.190	Guaranty Side Letter dated May 30, 2008 between Accentia, Laurus, Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., Valens Offshore SPV II, LLC and PSource (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.191	Securities Purchase Agreement, dated June 17, 2008, among Accentia and each of the purchasers of the Private Placement (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.192	Registration Rights Agreement, dated June 17, 2008, among Accentia and each of the purchasers of the Private Placement (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.193	8% Original Issue Discount Secured Convertible Debenture, dated June 17, 2008, among Accentia and each of the purchasers of the Private Placement (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.194	Security Agreement, dated June 17, 2008, among Accentia and its subsidiaries, Accentia Specialty Pharmacy, Inc. (“ASP”) and AccentRX and each of the purchasers of the Private Placement (filed as Exhibit 10.4 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.195	Common Stock Purchase Warrant dated June 17, 2008 (filed as Exhibit 10.5 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.196	Subsidiary Guarantee dated June 17, 2008 among ASP and AccentRx and each of the purchasers of the Private Placement (filed as Exhibit 10.6 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.197	Third Amendment to Revolving Credit Agreement dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.7 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.198	Revolving Credit Note Modification Agreement dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.8 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.199	Stock Pledge Agreement dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.9 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.200	Reaffirmation of Guaranty dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.10 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.201	Amendment No. 1 to Termination Agreement Re Biologics Distribution Agreement dated June 17, 2008, among McKesson and Accentia (filed as Exhibit 10.11 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.202	Stock Pledge Agreement dated June 17, 2008, among McKesson and Accentia (filed as Exhibit 10.12 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.203	Payoff Letter and Agreement dated June 18, 2008, between Accentia, Analytica, TEAMM, Laurus, Valens Offshore SPV I, Ltd, Valens US SPV I, LLC and PSource (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.204	Assignment of Sale Proceeds dated June 18, 2008, between Accentia, Analytica, Valens Offshore SPV I, Ltd, Valens US SPV I, LLC and PSource (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.205	Assignment of Rights Under Royalty Agreement dated June 18, 2008, between Accentia, Biovest and Erato Corp. (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.206	Assignment of Rights Under Royalty Agreement dated June 18, 2008, between Accentia, Biovest and Valens Offshore SPV I, Ltd. (filed as Exhibit 10.4 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.207	Assignment of Rights Under Royalty Agreement dated June 18, 2008, between Accentia, Biovest and Valens US SPV I, LLC (filed as Exhibit 10.5 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.208	Reaffirmation and Ratification Agreement dated June 18, 2008, between Accentia, Analytica, TEAMM, Laurus, Valens Offshore SPV I, Ltd., Valens US SPV I, LLC and PSource (filed as Exhibit 10.6 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.209	Collateral Assignment dated June 18, 2008 between Accentia and Biovest (filed as Exhibit 10.7 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.210	Schedules to the Security Purchase Agreement dated June 17, 2008 which was filed as Exhibit 10.1 to Accentia’s Form 8-K dated June 18, 2008 (filed as Exhibit 10.8 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.211	Schedules to the Security Agreement dated June 17, 2008 which was filed as Exhibit 10.4 to Accentia’s Form 8-K dated June 18, 2008 (filed as Exhibit 10.9 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.212	Amendment to Sublicense dated June 16, 2008 between Accentia and Revimmune (filed as Exhibit 10.10 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.213	Promissory Note dated as of June 30, 2008, between Biovest and Pulaski Bank (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.214	Promissory Note dated as of June 30, 2008, between Biovest and Pulaski Bank (filed as Exhibit 10.2 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.215	Amendment Agreement dated July 31, 2008 between Biovest and Laurus, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and PSource (filed as Exhibit 10.3 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.216	Reaffirmation and Ratification Agreement dated July 31, 2008 between Biovest, Biovax, AutovaxID, Biolender, Biolender II, Accentia, Revimmune, and LV Administrative Services, Inc., as Agent, Laurus, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource (filed as Exhibit 10.4 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.217	Emezine Settlement Agreement between Accentia, TEAMM, BDSI, and Arius dated December 30, 2009 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 22, 2010 and incorporated herein by reference)

21	Subsidiaries of the Accentia (filed as Exhibit 21 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Indicates management contract or compensatory plan
(b)	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

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

Date: August 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

Signature		Title	Date

By:	/s/ Francis E. O’Donnell, Jr.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	August 16, 2010

Francis E. O’Donnell, Jr., M.D.

By:	/s/ Alan M. Pearce	Chief Financial Officer; Director (Principal Financial Officer and Principal Accounting Officer)	August 16, 2010

Alan M. Pearce

By:	/s/ Edmund C. King	Director	August 16, 2010

Edmund C. King

By:	/s/ David M. Schubert	Director	August 16, 2010

David M. Schubert

By:	s/ William S. Poole	Director	August 16, 2010

William S. Poole

By:	/s/ Christopher C. Chapman	Director	August 16, 2010

Christopher C. Chapman, M.D.

Accentia Biopharmaceuticals, Inc.

INDEX TO FINANCIAL STATEMENTS

Accentia Biopharmaceuticals, Inc. and Subsidiaries Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Accentia Biopharmaceuticals, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2008 and 2007. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred cumulative net losses of approximately $136.8 million during the two years ended September 30, 2008 and 2007, and had a working capital deficiency of approximately $79.3 million as of September 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As discussed in Note 1 to the accompanying consolidated financial statements, on November 10, 2008, Accentia Biopharmaceuticals, Inc. and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Tampa, Florida
August 16, 2010

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,139,330	$1,623,140
Cash, restricted, net of non-current portion	—	2,503,330
Accounts receivable:
Trade, net of allowance for doubtful accounts of $198,211 and $129,099 at September 2008 and 2007, respectively	2,004,261	3,637,634
Related party	122,666	—
Inventories	911,011	1,497,584
Unbilled receivables	2,215,270	1,806,584
Deferred finance costs	1,038,115	1,196,000
Prepaid expenses and other current assets	547,573	892,025

Total current assets	7,978,226	13,156,297

Goodwill	1,193,437	1,193,437
Intangible assets	4,385,954	14,716,072
Furniture, equipment and leasehold improvements, net	927,678	1,761,289
Deferred finance costs, less current portion	1,497,445	1,763,815
Other assets	329,241	455,597

Total Assets	$16,311,981	$33,046,507

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt:
Hybrid financial instrument at fair value	$5,116,978	$7,662,925
Convertible debenture	3,585,472	—
Other long-term debt	18,423,143	8,195,132
Lines of credit:
Related party	—	1,705,000
Other	4,000,000	12,030,768
Accounts payable	9,347,245	13,202,241
Accrued expenses (including related party balances of $13,247 and $60,336 at September 2008 and 2007, respectively)	5,609,911	6,750,086
Unearned revenues	1,217,934	1,456,700
Dividends payable	479,452	479,452
Notes payable	14,357,574	2,399,851
Notes payable, related parties	223,915	168,412
Royalty liability	—	491,987
Customer deposits	169,339	878,781
Derivative liabilities	24,778,671	10,814,252

Total current liabilities	87,309,634	66,235,587

Long-term debt, net of current maturities:
Hybrid financial instrument at fair value	1,910,060	6,152,492
Convertible debenture	13,025,971	—
Other long-term debt	62,299	13,877,455
Royalty liability, less current portion	5,143,241	4,604,509
Other liabilities, related party	2,241,188	2,299,546

Total liabilities	109,692,393	93,169,589

Non-controlling interest in variable interest entities	4,460,493	4,973,632

Commitments and contingencies (Note 21)	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 8,729 and -0- shares issued and outstanding at September 30, 2008 and September 30, 2007 respectively	2,476,999	—

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 54,103,894 and 39,588,900 shares issued and outstanding at September 30, 2008, and 2007, respectively	54,104	39,589
Treasury stock, 194,907 and -0- shares, September 30, 2008 and 2007 respectively	(170,057)	—
Additional paid-in capital	200,944,102	172,449,173
Accumulated deficit	(301,146,053)	(237,585,476)

Total stockholders’ deficit	(100,317,904)	(65,096,714)

	$16,311,981	$33,046,507

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007

Net Sales
Products	$5,021,721	$7,285,508
Services	10,903,145	10,997,816

	15,924,866	18,283,324

Cost of sales:
Products	2,893,581	3,499,092
Services	6,761,920	5,230,668

Total cost of sales (exclusive of amortization of acquired product rights)	9,655,501	8,729,760

Gross margin	6,269,365	9,553,564

Operating expenses:
Research and development	8,917,726	15,456,472
Research and development, related party	—	4,417,522
Sales and marketing	6,015,824	8,414,935
General and administrative	18,094,484	19,334,043
Royalty expense	20,000	—
Impairment of intangible assets	9,468,777	3,624,230

Total operating expenses	42,516,811	51,247,202

Operating loss	(36,247,446)	(41,693,638)
Other income (expense):
Interest expense	(28,054,677)	(19,279,017)
Interest expense, net, related party	(5,669)	(52,082)
Loss on sale of assets	(3,488)	(1,201,823)
Loss on disposal of assets	(190,629)	—
Derivative gain	8,864,138	10,383,109
Convertible debenture inducement loss	—	(4,547,503)
Absorption of prior losses against minority interest	—	276,901
Loss on extinguishment of debt	(6,600,985)	(11,797,457)
Loss on financing transaction	—	(8,780,712)
Other income (expense)	933,998	(60,730)

Loss before non-controlling interest in losses from variable interest entities and income taxes	(61,304,758)	(76,752,952)
Non-controlling interest in losses from variable interest entities	513,136	742,075

Loss before income taxes	(60,791,622)	(76,010,877)
Income tax expense	—	—

Net loss	(60,791,622)	(76,010,877)
Preferred stock dividend	(2,768,955)	—

Loss attributable to common stockholders	(63,560,577)	$(76,010,877)

Weighted average shares outstanding, basic and diluted	45,903,834	34,424,555
Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share for:
Loss attributable to common stockholders	$(1.38)	$(2.21)

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Shares	Accumulated Deficit	Total
Balances, October 1, 2006	31,716,279	$31,716	$135,102,051	$—	$(161,574,599)	$(26,440,832)
Exercise of stock options for cash	769,262	769	1,025,133	—	—	1,025,902
Exercise of warrants for cash	363,610	364	970,475	—	—	970,839
Share-based compensation	—	—	2,430,888	—	—	2,430,888
Stock options issued for accrued bonus payable	—	—	1,189,633	—	—	1,189,633
Conversion of debentures to common stock	4,764,528	4,765	11,545,738	—	—	11,550,503
Reclassification of capitalized finance cost to equity upon conversion of debentures	—	—	(859,013)	—	—	(859,013)
Reclassification of financial instruments from equity to derivative liabilities	—	—	(3,185,685)	—	—	(3,185,685)
Fees paid for new market tax credit transactions	—	—	(541,121)	—	—	(541,121)
Reclassification of financial instruments from derivative liabilities to equity	—	—	14,684,426	—	—	14,684,426
Common stock issued upon termination of biologics distribution agreement	1,498,128	1,498	3,653,933	—	—	3,655,431
Common stock warrants issued for financing costs	—	—	2,766,091	—	—	2,766,091
Common stock warrants issued for extension of guarantees	—	—	2,092,377	—	—	2,092,377
Common stock issued for accrued interest	477,093	477	1,574,247	—	—	1,574,724
Net loss for the year	—	—	—	—	(76,010,877)	(76,010,877)

Balances, September 30, 2007	39,588,900	$39,589	$172,449,173	$—	$(237,585,476)	$(65,096,714)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2008 AND 2007

(Continued)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Shares	Accumulated Deficit	Total
Balances, October 1, 2007	39,588,900	$39,589	$172,449,173	$—	$(237,585,476)	$(65,096,714)
Exercise of warrants for cash	1,738,328	1,739	4,639,597	—	—	4,641,336
Share-based compensation	—	—	5,011,817	—	—	5,011,817
Common stock issued upon the conversion of debentures and related interest	11,502,791	11,503	13,905,839	—	—	13,917,342
Common stock issued upon the conversion of preferred stock	1,118,301	1,118	176,482	—	—	177,600
Conversion of minimum borrowing note	120,000	120	320,280	—	—	320,400
Common stock issued for expenses	230,481	230	715,546	—	—	715,776
Common stock of Biovest issued for extension of debt	—	—	457,500	—	—	457,500
Common stock warrants issued for financing costs	—	—	9,806,159	—	—	9,806,159
Warrants issued to guarantee Biovest debt	—	—	2,154,426	—	—	2,154,426
Reclassification from equity to capitalized finance costs upon reset of preferred stock	—	—	(625,074)	—	—	(625,074)
Reclassification of deferred finance costs upon conversion of debentures	—	—	193,781	—	—	193,781
Reclassification of financial instruments from derivative liabilities to equity	—	—	1,140,982	—	—	1,140,982
Reclassification of financial instruments from equity instruments to derivative liabilities	—	—	(11,858,901)	—	—	(11,858,901)
Accretion of preferred stock liability	—	—			(2,654,419)	(2,654,419)
Issuance of preferred stock	—	—	2,456,495	—	—	2,456,495
Deemed dividend on preferred stock	—	—	—	—	(114,536)	(114,536)
Repurchase of treasury stock	(194,907)	(195)	—	(170,057)		(170,252)
Net loss for the year	—	—	—		(60,791,622)	(60,791,622)

Balances, September 30, 2008	54,103,894	$54,104	$200,944,102	$(170,057)	$(301,146,053)	$(100,317,904)

The accompanying footnotes are an integral part of theres consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(60,791,622)	$(76,010,877)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	3,488	1,181,325
Loss on disposal of assets	190,629	—
Depreciation	709,902	564,101
Amortization	1,061,341	1,041,047
Share-based compensation	5,011,817	2,430,888
Accretion of debt discounts	9,607,960	3,721,376
Accretion of royalty liability	546,745	249,466
Accretion of capitalized finance costs	9,226,956	1,742,959
Fair value of warrants issued for guarantees of debt	2,154,426	4,776,535
Derivative gain	(8,864,138)	(10,383,109)
Change in fair market value adjustment of convertible debentures (charged to interest expense)	1,073,533	4,912,774
Issuance of common stock warrants for services	715,776	—
Issuance of common stock warrants for expensed finance costs	929,928	—
Non-controlling interest in non-cash earnings of variable interest entities	(513,136)	(742,075)
Other non-cash charges	—	—
Loss on extinguishment of debt	6,600,985	11,797,457
Impairment of intangible assets	9,468,777	3,624,230
Convertible debenture inducement loss	—	4,547,503
Loss on financing transaction	—	8,780,712
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,633,371	(619,096)
Inventories	586,573	(1,178,715)
Inventory deposits		84,800
Unbilled receivables	(408,686)	(719,425)
Prepaid expenses and other current assets	344,452	(156,435)
Other assets	126,357	(391,148)
Accounts payable	(3,854,867)	5,122,860
Accrued expenses	687,561	(1,789,930)
Unearned revenues	(238,766)	61,602
Customer deposits	(709,442)	(146,623)

Net cash flows from operating activities	(24,700,080)	(37,497,798)

Cash flows from investing activities:

Proceeds from sale of assets	17,713	4,840,442
Release of restricted cash, net	2,503,330	2,376,071
Acquisition of furniture, equipment, and leasehold improvements	(88,122)	(828,364)
Purchase of treasury stock	(520,402)	—
Cash paid for acquisition of product rights and other intangibles	(200,000)	(5,475,300)

Net cash flows from investing activities	$1,712,519	$912,849

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Years ended September 30,
	2008	2007
Cash flows from financing activities:

Payments on notes payable and long-term debt	$(5,590,119)	$(6,924,296)
Proceeds from issuance of convertible preferred stock, net	8,729,000	—
Proceeds from the exercise of stock options	—	1,025,902
Proceeds from the exercise of stock warrants	4,641,336	970,839
Proceeds from non-controlling investment in variable interest entity	—	2,400,000
Payments made to related party	(167,776)	(139,065)
Proceeds from notes payable	9,618,584	2,989,803
Payment of financing costs	(1,557,787)	—
Payment of royalty liability	(500,000)	—
Proceeds on related party loans including line of credit	(356,199)	—
Proceeds from convertible debentures (net of $7.3 million cash restricted in 2006 for debt payments)	7,595,057	18,800,001
Proceeds from long-term debt, net	1,630,796	—
Proceeds from line of credit, net (net of $7.8 million cash restricted in 2006 for debt payments)	(1,539,141)	3,693,106

Net cash flows from financing activities	22,503,751	22,816,290

Net change in cash and cash equivalents	(483,810)	(13,768,659)
Cash and cash equivalents at beginning of period	1,623,140	15,391,799

Cash and cash equivalents at end of period (net of restricted cash and including cash of discontinued operations)	$1,139,330	$1,623,140

Supplemental cash flow information:
Cash paid for:
Interest	3,579,043	2,968,613
Income taxes	$—	$—

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

2008:

•	The Company issued 10,061,162 shares of common stock upon the conversion of $13.3 million of convertible debentures (face value).

•	The Company issued 1,441,629 shares of common stock for $2.7 million of accrued interest payable.

•	The Company issued 1,118,301 shares of common stock upon the conversion of $0.9 million of preferred stock.

•	The Company issued 120,000 shares of common stock upon the conversion of $0.3 million of the minimum borrowing note.

2007:

•	The Company issued 4,764,528 shares of common stock upon the conversion of $12.4 million of convertible debentures (face value) with a carrying value of $11.6 million.

•	The Company issued 477,093 shares of common stock for $1.6 million of accrued interest payable.

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

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies:

Business and organization

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through its, majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, the Company, through its wholly-owned subsidiary, Analytica International, Inc., conducts a health economics research and consulting business which the Company markets to the pharmaceutical and biotechnology industries and using its operating cash flow to support corporate administration and product development activities.

Revimmune™ is being developed as a comprehensive system of care for the treatment of MS and other human autoimmune diseases. In the treatment of MS, Revimmune seeks to restore neurological and physical functions that have been lost due to disease progression as well as to delay further disease progression. Revimmune’s primary mode of action is to eliminate mature white blood cells (lymphocytes) that circulate throughout the body, including the white blood cells that are believed to cause the progressive disability characteristic of autoimmune disease. At the same time, Revimmune seeks to selectively spare immature immune stem cells in the bone marrow which can repopulate the immune system without the autoimmunity. As part of Revimmune therapy, an immune “rebooting” process takes place as the marrow stem cells reform the immune system with new cells lacking autoimmunity. The Company is currently planning a Phase 3 clinical trial of Revimmune for the treatment of MS. Additionally, the Company anticipates potential future studies in other diseases with an underlying autoimmune component.

Additionally, through a collaboration with the National Cancer Institute (“NCI”), the Company’s majority-owned subsidiary, Biovest International, Inc. (OTCQB: “BVTI”) (“Biovest”) has developed a patient-specific cancer vaccine, BiovaxID®, which has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in follicular non-Hodgkin’s lymphoma patients treated with BiovaxID. Based on Phase 2 and Phase 3 clinical trial results, Biovest plans discussions with the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies regarding marketing approval.

Additionally, through the Company’s wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), based in New York City, the Company conducts a global research and strategy consulting business that provides professional services to the pharmaceutical and biotechnology industries. Since 1997, Analytica has expertly directed research studies and projects, including traditional health economic modeling projects, database studies, structured reviews, health technology assessments, reimbursement analyses, and value dossiers.

Principles of consolidation

The Company consolidates all entities controlled by ownership of a majority interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia Biopharmaceuticals, Inc. and its wholly-owned subsidiaries, Analytica International, Inc. (“Analytica”), TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”), AccentRx, Inc. (“AccentRx”), and Accentia Specialty Pharmacy (“ASP”); its majority owned subsidiary, Biovest (and its consolidated entities), and Revimmune, LLC, an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of Biovest include its wholly owned subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC; and certain variable interest entities of Biovest, Biovax Investment LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, and St. Louis New Markets Tax Credit Fund II LLC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Principles of consolidation (cont’d)

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

Variable interest entities

The Company evaluates all significant arrangements and relationships for indications of variable interest entities pursuant to Financial Accounting Standards Board Interpretation 46R, Consolidation of Variable Interest Entities As discussed in Note 22, during April 2006 and December 2006, the Company and Biovest entered into financing arrangements that involved entities that met the definition of variable interest entities. As a result, the Company and Biovest were required to consolidate these entities and reflect the non-controlling interest in the consolidated financial statements. The consolidated financial statements include the variable interest entities as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC and Revimmune, LLC.

Voluntary Petition for Bankruptcy:

On November 10, 2008, Accentia, and its subsidiaries, (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. (See Note 25, Subsequent Events for details on the Chapter 11 case.)

American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Accentia adopted SOP 90-7 effective on November 10, 2008, and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Accounts receivable, concentrations of credit risk and customer concentrations

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company places its cash in several high-quality financial institutions. Such amounts are insured by the FDIC up to $0.1 million per institution.

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products and services to retail organizations and drug development companies. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectibility. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts. Management considers the balance of approximately $0.2 million adequate as of September 30, 2008; however actual write-offs may exceed the allowance.

Inventories

Inventories consist primarily of supplies and parts used in instrumentation assembly and related materials. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (“FIFO”) method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, and current and expected market conditions, including levels of competition. An allowance is recorded to reduce inventories to their net realizable value, as considered necessary.

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

Goodwill and intangible assets

Intangible assets include trademarks, product rights, noncompete agreements, technology rights, purchased customer data relationships and patents, and are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). In that regard, goodwill and intangible assets that have indefinite useful lives, are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has identified certain trademarks, and purchased customer relationships as intangible assets with indefinite lives and, therefore, these assets are not amortized.

Intangible assets with finite useful lives are amortized over the estimated useful lives from the date of acquisition as follows:

Noncompete agreements	2 to 4 years
Customer relationships	10 years
Software	3 years
Patents	3 years
Product rights	4.5 to 20.5 years

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Goodwill and intangible assets (cont’d)

The Company recognized impairment losses of $9.5 million and $3.6 million related to the impairment of intangible assets, respectively (Note 6).

Deferred finance costs

Deferred finance costs include fees paid in conjunction with obtaining long-term debt, notes payable and lines of credit and are amortized over the contractual term of the related financial instrument. Approximate future amortization of deferred finance costs is as follows as of September 30, 2008:

Years ending September 30:
2009	$1,038,115
2010	967,863
2011	529,582

$2,535,560

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Derivative instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company and its consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weighted factors to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimates.

Foreign currency translation

The Company translates the assets and liabilities of its non-U.S. functional currency subsidiary into dollars at the current rates of exchange in effect at the end of each reporting period, while net sales and expenses are translated using the average exchange rate for each reporting period. Foreign currency translation adjustments were nominal during the year end September 30, 2008 and 2007, and as such, no adjustments have been recognized in the accompanying consolidated financial statements.

Revenue recognition

The Company recognizes revenue as follows:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Services (continued)

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

Service costs relating to the Company’s consulting services consist primarily of internal labor expended in the fulfillment of the Company’s consulting projects and, to a lesser extent, outsourced research services. The duration of the Company’s consulting service contracts range typically from 1 to 12 months. Certain other professional service revenues are recognized as the services are performed.

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

Products

Net sales of instruments and disposables are recognized in the period in which the rewards of ownership have passed (at point of shipment) to the buyer. The Company does not provide its customers of instruments and disposables with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by the Company.

During 2004, the Company entered into an agreement with Pharmaceutical Product Development, Inc. (“PPD”), a common stockholder. In connection with the agreement, PPD acquired future royalty rights in exchange for $2.5 million received by the Company in September 2004; however, the agreement provides for return of the net purchase price ($2.5 million less royalty payments remitted to date) should royalties received by PPD through December 2009 be less than $2.5 million. In addition, there are certain other default provisions that would require the Company’s return of the net funds received. As a result, Accentia will recognize revenue in the future as royalties are remitted to PPD. As of September 30, 2008 and 2007, the liability is approximately $2.2 million and $2.3 million, respectively, and is included in Other Liabilities, Related Party in the consolidated balance sheets.

Cost of sales

Cost of sales excludes amortization of acquired product rights of $1.1 million for each of the years ended September 30, 2008 and 2007.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Share-based compensation

The Company follows the guidance of the accounting provisions of Statement of Financial Accounting Standards No. 123R—Accounting for Stock-Based Compensation (“FAS 123(R)”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of the Company’s stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2008	2007
Dividend yield	$0	$0
Expected volatility	52.64%-54.17%	54.17% – 89.53%
Risk free interest rate	2.23%-4.24%	4.18 – 4.71%
Expected life	5.0 to 6.0 years	5.0 to 6.0 years

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

The following table sets forth the calculations of basic and diluted loss per share:

	2008	2007
Numerator:
Loss applicable to common stockholders	$(63,560,577)	$(76,010,877)

Denominator:
Weighted average shares—basic loss per share	45,903,834	34,424,555
Effect of dilutive securities	—	—

Weighted average shares for dilutive loss per share	45,903,834	34,424,555

Loss per share applicable to common stockholders, basic and diluted	$(1.38)	$(2.21)

Effect on loss per share from preferred dividends	$0.06	$0.00

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Loss per common share (continued)

The effect of common stock equivalents and common shares indexed to convertible debt securities are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows as of:

	2008	2007
Options and warrants to purchase common stock	27,435,291	18,767,692
Convertible debt instruments	29,077,972	15,223,462
Preferred stock convertible to common stock	5,066,992	—

	61,580,255	33,991,154

Reclassification:

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, the Company will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157, implementation for other non-financial assets and liabilities have been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The Company believes this statement will have no material impact upon the financial statements once adopted.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including and amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159, is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the adoption of FAS 159, and the effect, if any, on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Recent accounting pronouncements (cont’d)

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160, amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This will require a reclassification of non-controlling interests in variable interest entities on the Company’s consolidated balance sheet to equity and the elimination of non-controlling interest in losses from variable interest entities on the consolidated statement of operations once adopted for our fiscal year beginning October 1, 2010. Earlier adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted. In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. Currently, the convertible debt issued does not fall within the scope of FSP APB 14-1 and thus we do not expect the adoption of APB 14-1 will have any impact on our consolidated financial statements.

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $7.0 million and $9.3 million to the opening balances of additional paid-in capital and accumulated deficit respectively. These adjustments are recorded on the line item “cumulative effect of change in accounting principle” on the Company’s condensed consolidated statement of stockholders’ deficit for the three months ended December 31, 2009.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former qualified special purpose entities’ for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities which we are a party to. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited. We are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, or ASU 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements, if any.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Recent accounting pronouncements (cont’d)

In January 2010, the FASB issued Update No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In January 2010, the FASB issued Update No. 2010-06, Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 is not expected to have an impact on the Condensed Consolidated Financial Statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, or ASU 2010-17, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements that contain payment provisions contingent upon achieving specified events. ASU 2010-17 is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements, if any.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Liquidity and management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $60.8 million during the twelve months ended September 30, 2008. The Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court on November 10, 2008. The Company will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

While published studies suggest that High-Dose Pulsed Cyclophosphamide may be safe and effective to treat MS, the use of this promising therapy has been limited to relatively small pilot studies conducted at a limited number of academic research hospitals. Because High-Dose Pulsed Cyclophosphamide is generally considered to be an aggressive treatment with significant potential risks associated with its use, we believe that this therapy will not become generally available to MS patients unless a pivotal, well-controlled Phase 3 clinical trial is conducted to determine safety and efficacy. Additionally, without marketing approval from the FDA, third-party reimbursement for this therapy will likely remain unavailable and the standard of care for MS will remain unchanged.

The Company believes that a number of developments are required to advance High-Dose Pulsed Cyclophosphamide therapy from small pilot research studies to a much larger, controlled, multi-center Phase 3 clinical trial. The Company also believes that a comprehensive system of care, such as our REBOOT™ system, is required to assure ultimate patient safety (both in the clinical trial and subsequent to marketing approval). This system would seek to formalize patient and physician education, screening, and management throughout the treatment process and would be established following existing FDA regulations. The establishment of this system seeks to ensure that treatment centers participating in our anticipated multi-center clinical trial (and each institution administering the therapy following marketing approval) adhere to the same strict protocol for screening potential patients, analyzing potential patients for conditions or medications which may elevate risk, controlling dosing, managing the administration of therapy to maximize benefit and to minimize risks following immune ablation and reconstitution.

A Phase 3 clinical trial must be designed to definitively demonstrate whether MS patients can be safely and effectively treated with High-Dose Pulsed Cyclophosphamide. Research institutions and leading clinicians who regularly treat large numbers of MS patients must be organized to support and participate in this multi-center Phase 3 clinical trial.

As the commercial sponsor, the Company is in process of organizing and supporting a significant consortium of institutions and clinicians to design and participate in our planned multi-center Phase 3 clinical trial based on High-Dose Pulsed Cyclophosphamide in the context of our REBOOT system. In September 2007, the Company conducted an initial meeting with the FDA regarding our proposed design of the clinical trial for Revimmune. The Company considers the FDA meeting to have been positive, constructive and highly encouraging. Since the Company’s initial meeting with the FDA, a number of studies of High-Dose Pulsed Cyclophosphamide in MS have reported encouraging follow-up data which the Company expects will provide support and guide the design of the Company’s planned clinical trial.

Additionally, the Company has conducted and is continuing to conduct meetings with numerous clinicians at various institutions who the Company considers to be pioneers in the field of High-Dose Pulsed Cyclophosphamide for treatment of MS and other autoimmune diseases. The Company has conducted meetings with its advisors including the Company’s statistical consultants to advance the Company’s trial design and protocol. On November 10, 2008, the Company filed for protection under Chapter 11 which resulted in a temporary delay in commencing our planned clinical trial. We are currently preparing for a follow-up meeting with the FDA to discuss and finalize the design and protocol for the Revimmune multi-center Phase 3 clinical trial in MS and the Company plans to file the Company’s IND for Revimmune during 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Liquidity and management’s plans (continued):

The Company has completed its Phase 3 clinical trial of BiovaxID for the indication of FL. Under the Company’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the Federal Food and Drug Administration (“FDA”) and European Medicines Agency (“EMEA”). Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and the Company’s analysis of the available clinical trial data, the Company plans to seek accelerated and conditional approval of BiovaxID® with FDA, EMEA, and other international agencies, for the indication of FL. Pending the outcome of these anticipated applications for accelerated and conditional approval, the Company has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Accelerated or conditional approval would require the Company to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should the Company receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances the Company will receive accelerated or conditional approval. The Company’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. The Company’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the very short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s vaccine. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, our ability to continue present operations, pay our existing liabilities as they become due, and continue our ongoing clinical trial is dependent upon our ability to successfully complete the Chapter 11 reorganization process and to obtain significant external funding from sources other than Accentia in the very near term, which raises substantial doubt about our ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

3. Restricted Cash:

Pursuant to certain long-term debt and lines of credit agreements, certain cash balances were held in escrow as of September 30, 2007.

4. Inventories:

Inventories consist of the following:

	September 30,
	2008	2007
Pharmaceutical products held for sale, net of allowance	$301,727	$765,443
Finished goods, other	172,142	205,637
Work-in-process	67,297	311,302
Raw materials	369,845	215,202

	$911,011	$1,497,584

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Unbilled receivables and unearned revenues:

Unbilled receivables and unearned revenues are as follows:

	September 30,
	2008	2007
Costs incurred on uncompleted service contracts	$14,977,263	$12,987,132
Estimated earnings	10,355,698	10,637,500

	25,332,961	23,624,632
Less billings to date	(24,335,625)	(23,274,748)

	$997,336	$349,884

These amounts are presented in the accompanying consolidated balance sheets as follows:

	September 30,
	2008	2007
Unbilled receivables	$2,215,270	$1,806,584
Unearned revenues	(1,217,934)	(1,456,700)

	$997,336	$349,884

6. Intangible assets:

Intangible assets consist of the following:

	September 30,		Weighted Average Amortization
	2008	2007	Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433
Purchased customer relationships	225,137	225,137

	1,401,570	1,401,570

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	1,043,813	1,043,813	9.5 years
Product rights	3,706,813	14,964,018	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,527	7.5 years

	7,612,441	18,869,646
Less accumulated amortization	(4,628,057)	(5,555,144)

	2,984,384	13,314,502

Total intangible assets	$4,385,954	$14,716,072

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible assets (continued):

The following represents intangible asset additions, amortization, disposals, and impairment of intangible assets for the years ended September 30, 2008 and 2007:

	Indefinite Life Intangibles			Amortizable Intangible Assets

	Trade- marks	Purchased Customer Relationships	Total	Noncompete Agreements	Patents	Purchased Customer Relationships	Software	Trade- marks	Product Rights	Accumulated Amortization	Total	Grand Total

Balance, October 1, 2006	$1,525,433	$225,137	$1,750,570	$2,104,000	$149,872	$1,043,813	$498,416	$109,227	$19,324,445	$(5,140,226)	$18,089,547	$19,840,117

Acquisitions	-	-	-	-	-	-	-	300	5,475,000	-	5,475,300	5,475,300

Amortization	-	-	-	-	-	-	-	-	-	(1,041,047)	(1,041,047)	(1,041,047)
Impairment (1)	(349,000)	-	(349,000)	-	-	-	-	-	(3,844,349)	569,119	(3,275,230)	(3,624,230)
Disposals	-	-	-	-	-	-	-	-	(5,991,078)	57,010	(5,934,068)	(5,934,068)

Balance, September 30, 2007	1,176,433	225,137	1,401,570	2,104,000	149,872	1,043,813	498,416	109,527	14,964,018	(5,555,144)	13,314,502	14,716,072

Acquisitions	-	-	-	-	-	-	-	-	200,000	-	200,000	200,000

Amortization	-	-	-	-	-	-	-	-	-	(1,061,341)	(1,061,341)	(1,061,341)

Impairments (2)	-	-	-	-	-	-	-	-	(11,457,205)	1,988,428	(9,468,777)	(9,468,777)

Disposals	-	-	-	-	-	-	-	-	-	-	-	-

Balance, September 30, 2008	$1,176,433	$225,137	$1,401,570	$2,104,000	$149,872	$1,043,813	$498,416	$109,527	$3,706,813	$(4,628,057)	$2,984,384	$4,385,954

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible assets (continued):

Footnotes to Intangible assets:

(1) MD Turbo

During the year ended September 30, 2007, due to lack of sales and the reduced market opportunity, the Company deemed that MD Turbo was no longer a viable commercial product and should be considered impaired. The Company believed there were no salvage value, no positive future cash flows, and no potential buyer of the product rights.

(2) 2008 Impairment

SinuNase Impairment

The company recognized a $9.5 million impairment expense on its SinuNase asset during the twelve months ended September 30, 2008. Results from the Phase 3 clinical trials were released in March 2008 and were inconclusive.

During Fiscal Year 2008, the Company announced the top-line unblinded results of a Phase 3 clinical trial of its SinuNase product candidate, which was being developed as a treatment for chronic sinusitis. In March 2008, the SinuNase Phase 3 data relating to the primary endpoint was announced and in April 2008, the Company provided follow-up data on more detailed analysis of the unblinded results. The clinical trial data revealed that the clinical trial did not indicate statistically significant clinical benefit and the clinical trial was not considered to be successful. At this time, the Company has determined to discontinue its efforts to develop SinuNase, and has therefore made the decision to treat this asset as impaired.

The Company’s intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. The Company obtains a valuation of all intangibles purchased and undertakes an annual impairment analysis. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. Impairment exists if the book value of the entity or operating unit is less than its estimated fair value, resulting in a write-down equal to this difference. The Company made no impairment adjustments to recorded goodwill. The Company’s carrying value of goodwill at September 30, 2008 and 2007 was $1.2 million. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

The Company’s carrying value of intangible assets at September 30, 2008 and 2007 was $4.4 million and $14.7 million, respectively, net of accumulated amortization of $4.6 million and $5.6 million, respectively. The Company began amortizing capitalized intangibles on their date of acquisition, as further described in Note 6 to the consolidated financial statements.

Impairment Testing

Goodwill impairment testing is calculated at the reporting unit level. The Company’s annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded. Impairment tests for the other intangible assets are performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with SFAS 144, which relates to impairment of long-lived assets other than goodwill, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible assets (continued):

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

Estimated future amortization of amortizable intangible assets with finite lives is as follows:

Year ending September 30:
2009	$427,386
2010	382,616
2011	307,616
2012	291,866
2013	211,652
Thereafter	1,363,248

$2,984,384

7. Furniture, equipment and leasehold improvements:

Furniture, equipment and leasehold improvements consist of the following:

	September 30,
	2008	2007
Furniture	$251,868	$211,933
Office and laboratory equipment	1,958,317	2,495,828
Leasehold improvements	918,614	1,938,265

	3,128,799	4,646,026
Less: accumulated depreciation and amortization	(2,201,121)	(2,884,737)

	$927,678	$1,761,289

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Lines of credit10:

Lines of credit consist of the following:

	September 30,
	2008	2007
Related Party:
Line of credit bridge note (“Line of Credit”) from an entity owned by an officer and major stockholder of the Company, interest at 4.25%, matures December 31, 2008 unsecured, maturing under certain conditions, as defined	$–	$1,705,000
Other:
Secured revolving note, $2.5 million is convertible, due to Laurus, interest at prime plus 2% (9.75% at September 30, 2007); matures April 2008; principal and accrued interest convertible at fixed conversion price of $6.80 per share	–	8,030,768
Revolving credit agreement, interest at prime rate (5% at September 30, 2008); secured by Company’s accounts receivable and guarantee of major stockholder	4,000,000	4,000,000

	$4,000,000	$13,735,768

Weighted average interest on all short-term borrowings aggregated 5% at September 30, 2008 and 4.25% and 8.50% at September 30, 2007.

[10]

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable11:

Laurus Master Fund, Ltd. and the Valens Funds:

On December 10, 2007, Biovest closed two financing transactions with the Valens Offshore SPV II, Corp and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”, both affiliated with Laurus, the Company’s senior lender) pursuant to which the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $8.5 million and entered into royalty agreements whereby the Valens Funds have been granted 7.0% royalty interests in the worldwide net commercial sales of our biologic products. Proceeds from the transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and were released for the Company’s use based upon an agreed schedule. The net proceeds were used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for BiovaxID and for general working capital. Effective as of May 30, 2008, Biovest entered into an agreement with the Valens Funds whereby the Valens Funds agreed to extend the maturity date of the secured promissory notes from the from their initial maturity date of June 10, 2008 to October 31, 2008. In consideration for the extension, Biovest entered into an amendment to the December 2007 Royalty Agreement with Valens Offshore (the “Royalty Amendment”) whereby the total royalty percentage due to the Valens Funds was increased from 7.0% to 13.5%.

On July 31, 2008, Biovest again extended the maturity date of all debt outstanding to Laurus and the Valens Funds. This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007; and 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. As a result of this modification, Biovest is required to pay an additional $4.4 million fee on the notes, payable at maturity. As a result of Biovest’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect Biovest’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

Biovest applied the provisions of EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments to the modifications of the Laurus and Valens Funds Laurus notes. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. EITF 96-19 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. Biovest reached the conclusion that consideration paid for the extension of maturity on the notes constituted a substantial modification of terms and thus treated a portion of the consideration paid as an extinguishment of debt. Biovest incurred a $6.0 million loss on extinguishment of debt as a result of these transactions which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2008.

[11]

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable (continued):

Pulaski Bank and Trust Company of St. Louis, MO

On January 16, 2007, Biovest closed an amended and restated loan transaction (“Note 1”) with Pulaski Bank, which amended the Loan Agreement dated September 5, 2006 pursuant to which Pulaski Bank agreed to loan $1.0 million to Biovest pursuant to an unsecured Promissory Note. Biovest also closed on a second loan transaction with Pulaski Bank on March 22, 2007 (“Note 2”), pursuant to which Pulaski Bank agreed to loan an additional $0.75 million to Biovest pursuant to an unsecured Promissory Note. The combined balance of these notes as of September 30, 2007 is $1.89 million including principal of $1.75 million and accrued interest and fees of $135,000.

Both notes, through a series of modification agreements have had their maturity dates extended to March 31, 2009. The notes can be prepaid by Biovest at any time without penalty, bear interest at the prime rate (5.0% per annum at September 30, 2008) and are an unsecured obligation of the Company, subordinated to the Company’s outstanding loans to Laurus and the Valens Funds. Biovest has issued to Pulaski Bank 550,000 shares of Biovest common stock as well as warrants to purchase an additional 354,167 shares of Biovest’s common stock at $1.10 per share in connection with the origination and modifications of these notes.

The notes are guaranteed by entities and individuals affiliated with Biovest or Accentia. Biovest issued to the guarantors warrants to purchase an aggregate total of 3,632,913 shares of Biovest’s common stock, par value $0.01 per share, at an exercise price of $0.32 per share. Biovest has agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, Biovest has agreed to compensate each affected guarantor by issuance of that number of shares of Biovest’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. Subsequent to the period of this report, on December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. As a result of Biovest’s Chapter 11 filings all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

Biovest applied the provisions of EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments to the modifications of both Pulaski notes using the same procedures as described above under the Laurus and the Valens Funds modifications. Biovest incurred a $384,000 and $114,000 loss on extinguishment of debt as a result of the Pulaski modifications which is included in other income (expense) in the accompanying consolidated statement of operations for the years ended September 30, 2008 and 2007 respectively.

Southwest Bank Creve Coeur Financial Center of St. Louis, MO:

On June 26, 2007, Biovest closed a loan transaction with Southwest Bank. Southwest Bank loaned $0.2 million to Biovest pursuant to an unsecured Promissory Note which matures on December 26, 2008, and can be prepaid by Biovest at any time without penalty. The note bears interest at the prime rate plus 1.0% (8.75% per annum at September 30, 2007), requiring monthly payments of interest only. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loan to Laurus and the Valens Funds. The note is guaranteed by an officer of Accentia. Biovest has entered into an Indemnification Agreement with the guarantor whereby Biovest has agreed to indemnify and hold harmless the guarantor should the guarantee be called by the Lender. Biovest has agreed to indemnify and hold harmless the guarantor should the guarantee be called by Southwest Bank. In the event of default, resulting in a payment to Southwest Bank by the guarantor(s), Biovest has agreed to compensate each affected guarantor by issuance of that number of shares of the Biovest’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. Subsequent to the period of this report, in January 2009, Southwest Bank called the guarantee by the guarantor. As a result of Biovest’s Chapter 11 filings all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

In conjunction with the issuance of this note payable Biovest issued to the guarantor warrants to purchase 109,090 shares of Biovest’s common stock, par value $0.01 per share, at an exercise price of $1.10 per share (the “Warrants”). The Warrants will expire on June 25, 2012. Under the terms of the Warrants, the guarantors shall have piggy-back registration rights for the shares underlying the Warrants.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable (continued):

Other notes payable:

On September 10, 2007, Biovest issued a promissory note to a private third-party to Biovest in the amount of $0.3 million. The note bears no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of this note all principal was originally due on September 9, 2008. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loans to Laurus and the Valens Funds. Subsequent to the period of this filing, under the terms of the note, Biovest was obligated to issue 947,867 shares of Biovest’s common stock to the note holder on October 15, 2008. Biovest used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

On September 9, 2008, the note was modified to extend the maturity date to the October 15, 2008. In consideration for this extension, the note holder was issued warrants to purchase 375,000 shares of the Biovest’s common stock at an exercise price of $0.40 per share. The warrants expire five years from issue date.

As a result of Biovest’s Chapter 11 filings all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

Notes Payable, related parties:

On September 11, 2007, Biovest issued two unsecured promissory notes to two directors of Biovest in the amount of $0.2 million. The loans initially bore interest at prime plus 2.0% and are matured on September 10, 2008. On September 26, 2008 the loans were converted into the terms of the 15% secured convertible debenture as discussed below. Biovest issued five-year warrants to purchase 909,090 shares of Biovest’s common stock at $1.10 per share in conjunction with the initial issuance of these loans in September 2007. In accordance with APB 14: Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants proceeds were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. Interest expense of approximately $90,000 and $4,000 was incurred on these notes during the year ended September 30, 2008 and 2007 respectively.

On September 26, 2007, Biovest issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% (7.0% at September 30, 2008), is payable October 1, 2009, and is subordinated to Biovest’s outstanding loan to Laurus. Biovest issued five-year warrants to purchase 25,099 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The carrying value of this note as of September 30, 2008, including accrued interest is $50,000. Interest expense of approximately $4,000 was incurred on this note during the year ended September 30, 2008.

On October 12, 2007, Biovest issued an unsecured promissory note to a director of Biovest in the amount of $0.3 million. This loan originally bore interest at prime plus 2.0% and is payable October 11, 2008. Biovest issued warrants to purchase 2,727,270 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. On September 26, 2008 this note was converted into the terms of the 15% secured convertible debenture as discussed below. Interest expense of $230,000 was incurred on this note during the year ended September 30, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable (continued):

On May 9, 2008, Biovest entered into a financing transaction with one of Biovest’s directors, whereby Biovest issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to Biovest of at least $15.0 million. The note was fully funded on May 13, 2008. Interest only is payable monthly and may be paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.32 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of Biovest, at a conversion price equal to $0.32 per share. As part of this transaction Biovest issued to the lender a warrant to purchase up to 2.0 million shares of Biovest’s common stock at an exercise price of $0.32 per share, with cashless exercise provisions and a 7-year term. In addition, Biovest entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed term sheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions. As a result of this transaction, the conversion price applicable to certain other agreements of Biovest was adjusted to equal the conversion/warrant exercise price set forth in this transaction.

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, Biovest is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 to be accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The carrying value of this note as of September 30, 2008, including accrued interest is $52,000. Interest expense of approximately $76,000 was incurred on this note during the year ended September 30, 2008.

On June 12, 2008, Biovest entered into a financing transaction with one of Biovest’s directors, whereby Biovest issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan provided by Biovest to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of its short term loan to Accentia in the amount of $0.2 million, Biovest repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.32 per share. As part of this transaction Biovest issued to the lender a warrant to purchase up to 0.4 million shares of Biovest’s common stock for a period of seven years at an exercise price of $0.32 per share, with cashless exercise provisions

Similar to the May 9, 2008 financing above, the value of the warrants ($81,000) and beneficial conversion feature ($49,000) granted with this debt were required to be recorded as a discount to the face value of the note with an offsetting increase to additional paid-in capital under EITF No. 98-5 and EITF No. 00-27. As the note was repaid on June 25, 2008, the full discount amount of $130,000 has been amortized to interest expense in the accompanying condensed consolidated statement of operations for the year ended September 30, 2008.

As a result of Biovest’s Chapter 11 filings all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term debt12:

Long-term debt consists of the following:

	September 30,
	2008	2007
Convertible debentures – September 2006 (hybrid financial instrument), at fair value, face value of $6.7 million (2008), and $12.9 million (2007), interest at 8% payable quarterly, principal payable in 37 monthly installments beginning October 2007 through September 29, 2010. Convertible to common stock from $1.25 to $2.60 per share (a)	$7,027,037	$13,815,417
Convertible debentures – February 2007, face value of $17.5 million (2008) and $24.6 million (2007), interest at 8% payable quarterly, matures February 2011(b)	13,828,904	10,759,654
Secured convertible debentures – June 2008, face value of $8.9 million (June 30, 2008), interest at 8% payable quarterly, no interest for first twelve months, matures June 2011(c)	2,782,540	—
Convertible amortizing term note, due to Laurus, no interest payable monthly, due December 2008 (d)	8,800,000	3,556,173
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2008, convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, which were exercisable through September 2007	35,025	46,817
Convertible amortizing term note (owed by Biovest), due to Laurus, interest payable monthly at prime rate plus 2%, (9.75% at September 30, 2007), due March 31, 2009 (e)	8,714,956	7,121,871
Valens Offshore SPV II, Corp (owed by Biovest), $255,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009 (f)	378,373	—
Valens U.S. SPV I, LLC (owed by Biovest), $245,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009 (f)	363,535	—
Valens 15% Convertible (g)	64,737	—
Other	87,439	107,728
Long term accrued interest	41,377	480,344

	42,123,923	35,888,004
Less current maturities	(27,125,593)	(15,858,057)

	$14,998,330	$20,029,947

Footnotes to long-term debt:

Convertible debentures – September 2006 (a)

The September 2006 private placement of $25.0 million in principal amount of 8% Secured Convertible Debentures due September 29, 2010 (the “September 2006 Debentures”) were originally convertible at any time at the option of the holder into shares of the Company’s common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. Interest is payable quarterly in arrears in cash, or, at the Company’s option, in shares of Company common stock from and after an event of default under the September 2006 Debentures and for so long as the event of default is continuing, the Debentures will bear default interest at a rate of 18% per annum. On June 17, 2008, pursuant to a private placement transaction, the September 2006 Debenture conversion price was reset without further anti-dilution protection to $1.25 per share for certain September 2006 Debenture holders who participated in the June 17, 2008 transaction.

On October 1, 2007, and on the 1st of each month thereafter, the Company redeemed 1/37 of the face value of the September 2006 Debentures with shares of the Company’s common stock.

[12]

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term debt (continued):

As a part of the September 2006 Debentures, the Company issued Warrants to the purchasers giving them the right to purchase up to an aggregate of 3,136,201 shares of the Company’s common stock at an exercise price of $2.75 per share, provided that such Warrants may be alternatively exercised for shares of Biovest common stock held by the Company at an exercise price of $1.10 per share. The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. On June 17, 2008, pursuant to a private placement transaction, the issued Warrants’ exercise price was reset without further anti-dilution protection to $1.50 per share for certain September 2006 Debenture holders who participated in the June 17, 2008 transaction. These will expire on September 29, 2011.

As of September 30, 2008, $6.7 million (face value) of the September 2006 Debentures are included on the September 30, 2008 consolidated balance sheet at a fair value of $7.0 million.

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

Convertible debentures – February 2007 (b)

The February 2007 private placement of $24.7 million in principal amount of 8% Secured Convertible Debentures issued on February 28, 2007, and maturing February 28, 2011 (the “February 2007 Debentures”) were originally convertible at the option of the holder at $2.67 per share, subject to an adjustment, as defined. On March 1, 2008, and on the 1st of each month thereafter, the Company redeemed 1/37th of the face value of the February 2007 Debentures in cash and with shares of its common stock. On June 17, 2008, pursuant to a private placement transaction, the February 2007 Debenture conversion price was reset without further anti-dilution protection to $1.25 per share for certain February 2007 Debenture holders who participated in June 17, 2008 transaction.

As a part of the February 2007 Debentures, the Company issued warrants to the purchasers of the February 2007 Debentures giving them the right to purchase up to an aggregate of 2.2 million shares of the Company’s common stock at an exercise price of $2.94 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of the Company’s common stock at an exercise price of $2.67 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “Warrants”). The Warrants are immediately exercisable, and the exercise prices for the Warrants are subject to adjustment for stock splits, stock dividends, and the like. In connection with the February 2007 Debentures, the Company also issued to the placement agents for the transaction Long Term Warrants to purchase an aggregate of approximately 0.4 million shares of our common stock. All of the Long Term Warrants will expire on February 28, 2012 and all of the Short Term Warrants have expired.

On June 17, 2008, pursuant to a private placement transaction, the issued and outstanding Warrants’ exercise price was reset without further anti-dilution protection to $1.50 per share for certain February 2007 Debenture holders who participated in the June 17, 2008 transaction.

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term debt (continued):

Secured Convertible Debentures – June 2008

On June 17, 2008, the Company closed the June 2008 private placement of $8.8 million in principal amount of 8% Original Issue Discount Secured Convertible Debentures and maturing on June 17, 2011 (the “June 2008 Secured Debentures”) which resulted in gross proceeds of $7.6 million. There was an 8% original issue discount of approximately $0.7 million and placement fees of approximately $0.6 million not including other expenses associated with the transaction. Monthly interest would commence one year from closing based on an annual rate of 8%.

The June 2008 Secured Debentures are convertible into the Company’s common stock at $1.10 per share (the “Conversion Price”) and, provided certain conditions are satisfied, the Company may, at its option, redeem the June 2008 Secured Debentures for an amount equal to 110% of the then outstanding principal. On January 1, 2009, the June 2008 Secured Debentures were amortized through thirty equal monthly payments. All principal amortization payments and monthly interest payments will be made in cash or the Company may elect to make the payments in shares of its common stock. The Company’s ability to pay interest with shares of the Company’s common stock will be subject to specified conditions, including the existence of an effective registration statement (satisfied as of September 24, 2008) covering the resale of the shares issued in payment of redemption amount, or that the shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements. Any payment in common stock may not exceed 15% of the total dollar traded volume in the applicable stock for the 20 days trading days prior to the amortization payment. Any common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date.

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

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term debt (continued):

The Company allocated the financing proceeds and fees associated with the transaction as follows:

Proceeds and fees:

Gross cash proceeds	$8,193,615
Closing fees	(598,559)

Net cash proceeds	$7,595,056

Allocation of proceeds, fees and charges at fair value:

Convertible debentures	$2,416,570
Compound derivatives	3,813,855
Detachable warrants	1,963,190
Warrants issued as closing fees	245,399
Deferred finance costs	(843,958)

$7,595,056

Convertible debentures - September 2008 are included in the balance sheet as follows:

September 30, 2008
Initial carrying value	$2,416,570
Accretion of discount	365,970

$2,782,540

Laurus Master Fund, Ltd. secured revolving term note and convertible term note (d)

Effective as of January 31, 2008, the Company entered into an agreement with Laurus whereby the Company agreed to decrease the exercise price on a certain Warrant to purchase one million shares of the Company’s common stock previously issued to Laurus on August 16, 2005 (the “August 2005 Warrant”) from $8.00 per share to $2.67 per share, with the remaining terms of the August 2005 Warrant remaining the same. The principal and accrued but unpaid interest under the Laurus term note was convertible at the option of Laurus into shares of the Company’s common stock at $6.80 per share. The principal of the Laurus minimum borrowing note was convertible at $2.67 per share.

In March 2008, Laurus converted $320,400 of the minimum borrowing note into 120,000 shares of the Company’s common stock.

On June 18, 2008, the Company and Laurus entered into agreements (the “Payoff and Amendment Agreements”) pursuant to which: (i) the Amended and Restated Secured Non-Convertible Revolving Note in the original principal amount of $5.0 million dated as of April 29, 2005 (the “Revolving Note”) was satisfied; (ii) the Second Amended and Restated Secured Convertible Minimum Borrowing Note in the original principal amount of $2.5 million dated as of April 29, 2005 (the “Minimum Borrowing Note”) and the Second Amended and Restated Secured Convertible Term Note in the original principal amount of $5.0 million dated as of April 29, 2005 (the “Term Note”) were modified to extend the maturity to December 31, 2008 and to provide that no interest would accrue or be paid until December 31, 2008, at which time the notes would be marked “Paid”, conditioned upon satisfaction of stated conditions; and (iii) Laurus released its security interest in all assets of the Company except the capital stock and assets of its subsidiary, Analytica, and the Company’s rights and interest in BiovaxID royalties under the Royalty Agreement dated October 31, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term debt (continued):

The other material terms and conditions of the Payoff and Amendment Agreements are as follows:

•

The Company and Laurus entered into an Assignment of Sale Proceeds whereby the Company has assigned to Laurus the proceeds of a contemplated sale of Analytica, up to a total of $8.8 million, with the Company and Laurus equally dividing any proceeds of such a sale in excess of $8.8 million. If the Company did not sell Analytica before December 31, 2008, the Company had the right to make cash payment to Laurus up to the amount of the shortfall. Since the Company did not sell Analytica by December 31, 2008 and did not receive sale proceeds or make other cash payments of $8.8 million or more, Laurus may seek the cash shortfall from the Company or may elect to take possession of the stock of Analytica and the Company will continue to be obligated for any deficiency in the event Laurus sells Analytica. Laurus also has the right to receive the assignment of additional royalty rights as described below.

•

The Company and Laurus entered into an Assignment of Rights Under Royalty Agreement whereby the Company assigned to Laurus a royalty of 4% of worldwide sales of BiovaxID reducing the Company’s royalty percentage in BiovaxID from 19.5% to 15.5%. The Assignment of Rights Under Royalty Agreement additionally provides for the potential of additional royalties which may be assigned to Laurus under certain circumstances. Since no sale of Analytica took place by December 31, 2008, and no cash payment was made by the Company to Laurus, Laurus is to receive an additional assignment of 2% royalty in BiovaxID. In addition since Analytica was not sold or payment of $8.8 million was not made by December 31, 2008, Laurus has the option to elect to (a) take possession of the stock of Analytica and look to the Company for any deficit resulting from a sale of Analytica by Laurus; or (b) receive an additional royalty in BiovaxID calculated on the basis of 1% of additional royalty for each $1.0 million shortfall in payment below $8.8 million (“Laurus’ Rights At December 31, 2008”).

•

The Company and Laurus entered into a clarification of its existing guaranty obligation with respect to the outstanding Secured Promissory Note of Biovest to Laurus to fix the amount guaranteed by the Company at $4.9 million.

•

The Minimum Borrowing Note and the Term Note (the “Continuing Notes”) continue in existence but were modified to extend the maturity date to December 31, 2008 and to provide that interest would not accrue until December 31, 2008, and to further clarify that any payment under the Continuing Notes will reduce the Company’s aggregate indebtedness to Laurus of $8.8 million and will not alter or expand Laurus’ rights at December 31, 2008 as described herein. Laurus’ existing right to convert amounts due under the Continuing Notes into common stock of the Company continues and the conversion price was reduced to $1.20 per share.

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

The Company determined the above modification was within the scope SFAS 15 Accounting by Debtors and Creditors for Troubled Debt Restructurings and EITF 02-04 Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is within the Scope of SFAS 15. Therefore, the Company has recorded the debt in the amount equal to of the future cash payments of $8.8 million and a gain of approximately $0.1 million during the twelve months ended September 30, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term debt (continued):

Convertible amortizing term note (e)

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

As a result of Biovest’s Chapter 11 filings all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

Biovest applied the provisions of EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. EITF 96-19 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. Biovest reached the conclusion that the modification of terms of the $7.8 million loan from Laurus in addition to the $8.0 million minimum royalty payment due to Laurus under the Amendment constitutes a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $9.7 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2007.

October 2007 Amendment to Laurus Loan:

On October 31, 2007, Biovest executed amendment agreements (the “Amendments” with Laurus, to defer payments of principal and interest on its $7.8 million loan until January 2008 at which point adjusted principal payments of $0.3 million per month plus interest will commence. Interest on this loan will continue to accrue at prime plus 2.0% (9.75% at September 30, 2007).

Valens Offshore SPV II, Corp, Valens Offshore SPV I, Ltd. and Valens U.S. SPV I, LLC secured promissory notes (e)

On October 30, 2007, Biovest completed a financing transaction with the Valens Funds. Pursuant to this transaction, the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of Biovest’s biologic products. The notes are non-amortizing and accrue interest at prime plus 2%, with a minimum of 9% interest. Interest is payable monthly in arrears, commencing November 1, 2007. The principal balance of both notes is due upon maturity on March 31, 2009. Biovest’s debt to the Valens Funds has been amended and the maturity dates of the secured promissory notes to the Valens Funds have been extended through July 31, 2009.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term debt (continued):

Future maturities of long-term debt are as follows as of September 30, 2008:

2008	$21,667,964
2009	15,442,483
2010	9,710,271
2011	3,070,270

49,890,988
Less unamortized discount and adjustment to fair value on convertible debentures	(14,002,984)

$35,888,004

As a result of Biovest’s Chapter 11 filings all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

11. Royalty liability

On April 17, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal on its $7.8 million loan (Note 10). As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement the Company’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012. Biovest recorded the royalty liability based on the present value of the minimum payments due under the Amendment utilizing an annual discount rate of 11% due under the Amendment. Management has determined that the recorded liability represents their best estimate of future payments due under this agreement. Additional royalty expense, if any, will be recorded as incurred or as it becomes reasonably estimable. Therefore, the actual royalty liability could exceed the recorded amount.

Approximate future annual payments projected under this royalty agreement are as follows:

Years ending September 30,:
2009	$-
2010	-
2011	-
2012	7,500,000

7,500,000
Unamortized discount	(2,356,759)

$5,143,241

Current	$-

Non-Current	5,143,241

$5,143,241

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Derivative Liabilities

The following tabular presentation reflects the components of derivative financial instruments as of September 30:

	September 30,
	2008	2007
Embedded derivative instruments, bifurcated	$13,775,305	$486,300
Freestanding derivatives:
Warrants issued with convertible debt	2,789,441	3,692,701
Warrants issued with note payable	3,114,000	4,928,000
Warrants issued with preferred stock	528,462	-
Warrants issued with other debt	1,461,834	-
Default and investment put options, Biovest	176,505	565,677
Investment put option, Accentia	2,933,124	1,141,574

	$24,778,671	$10,814,252

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	September 30,
	2008	2007
Accentia common shares indexed:
Freestanding and embedded derivative	103,116,837	4,385,844
Investment put	1,353,229	1,498,128

	104,470,066	5,883,972

Biovest common shares indexed:
Freestanding derivatives (warrants to purchase Biovest shares issued to Laurus by Accentia)	10,000,000	10,000,000

Derivative gains (losses) in the accompanying statements of operations relate to the individual derivatives as follows:

	Years Ending:
	2008	2007
Embedded derivative instruments, bifurcated	$114,986	$707,319
Freestanding derivatives:
Warrants issued with convertible debentures	4,527,700	5,161,644
Warrants issued with term note payable	1,814,000	4,500,000
Wrrants issued with preferred stock	3,145,265	—
Warrants issued with other debt	1,864,695	—
Default and investment put options, Biovest	(552,659)	(198,888)
Investment put option, Accentia	(2,049,849)	213,034

	$8,864,138	$10,383,109

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party transactions:

See Note 8 for line of credit, related party

Notes payable, related parties

On December 27, 2007, the Company entered into an Agreement & Consent with Hopkins II, whereby the parties confirmed that the Company had continued access to the full borrowing capability under its existing Line of Credit dated August 16, 2005, with Hopkins II through December 31, 2008.

On December 27, 2007, the Company issued warrants to purchase up to 175,000 shares of the Company’s common stock at an exercise price of $2.91 per share to Hopkins II in consideration for previous extensions of credit and the continued availability of the funds under the Company’s existing Line of Credit dated August 16, 2005. These warrants were fully vested upon issuance and have a term of five years.

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

Pharmaceutical Product Development, Inc. (“PPD”), a holder of the Company’s common stock, expressed an interest in purchasing certain royalty rights that BDSI possessed in connection with its April 12, 2004 arrangement with the Company, but PPD did not wish to deal directly with BDSI since the original technology was licensed to the Company from MAYO. As a result the Company entered into an agreement to acquire 50% of the royalty rights back from BDSI for $2.5 million. Simultaneous with the BDSI transaction, the Company entered into an agreement whereby PPD purchased from the Company 50% of said royalty rights based on the sale of certain products. The royalty rights are defined as 6% of net sales for all non-FDA products and 7% of all FDA product sales, which is 50% of the initial royalty calculations, respectively. The sales price for these royalty rights was $2.5 million.

PPD acquired only the royalty rights and did not assume any liability or obligation of the Company. Further, pursuant to the agreement, the Company has agreed to make minimum royalty payments through December 2009 of $2.5 million. Failure to make such minimum payments is deemed a material breach. In connection therewith, Accentia may make up such shortfall to cure the breach. In addition, termination of the “enabling agreements” (BDSI and MAYO) constitutes a default as well as failure to maintain market exclusivity and failure to enforce MAYO Patent Rights. In the event of termination, the Company is required to refund the purchase price less the aggregate royalties paid prior to termination, except that if aggregate royalties exceed $2.5 million, the Company has no obligation to refund the purchase price. The $2.5 million received from PPD net of royalties earned to date is recorded as “other liabilities, related party” in the accompanying consolidated balance sheets. As such, other liabilities, related party includes $2.2 million and $2.3 million associated with this transaction at September 30, 2008 and 2007, respectively. As royalties occur, they are accrued, at which time revenue from the sale of these rights to PPD is recognized.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party transactions (continued):

Related party sublicense agreement

On February 28, 2007, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Revimmune, LLC, which is affiliated with a director and shareholders of the Company, under which the Company was granted the exclusive worldwide rights to Revimmune™, a patent-pending pharmaceutical treatment in late-stage development for a variety of autoimmune diseases. Under the license, the Company is obligated to pay to Revimmune, LLC a royalty of 4% on net sales, and in the event of a sublicense by the Company, to pay 10% of sublicense consideration received. The royalties to Revimmune, LLC are in addition to obligations under Revimmune, LLC’s license with Johns Hopkins University which were assumed by the Company, including a 4% royalty on licensed products and services and a 20% royalty on sublicense consideration; milestone payments of up to $50,000 at the issuance of the first patent and $100,000 at the first FDA product approval; minimum annual royalty payments ranging from $20,000 to $50,000 per year and the cost and responsibility for patent prosecution as such obligations. As an upfront payment for the license, the Company agreed that at the approval of each Sublicensed Product it will grant to Revimmune, LLC a warrant to purchase up to 800,000 shares of the Company’s common stock.

Warrants issued to related parties

On June 15, 2007, the Company granted warrants to certain executives, directors, affiliates and shareholders in consideration for ongoing guarantees and asset pledges. Prior and current Company borrowings ranging between $6.1 million and $22.7 million have required guarantees and/or collateral pledges (the “Credit Enhancements”) which were provided by Hopkins Capital Group II, LLC (“Hopkins II”), which is affiliated with a director and shareholders and in some cases their affiliates. The Company believes that the Credit Enhancements significantly reduce the interest expense. In a number of instances, the borrowings were essential financings that management believes might not have been available to the Company without the credit enhancements. Except as provided by the warrants, no consideration or compensation has been paid for the guarantees or pledges.

The Company has granted the following warrants (the “Warrants”) to the related parties identified below:

(i)	Warrants to purchase 2.0 million shares of the Company’s common stock to Hopkins II;

(ii)	Warrants to purchase 0.2 million shares of the Company’s common stock to MOAB Investments, LP;

(iii)	Each of the Warrants has an exercise period of four years from the date of grant;

(iv)	Each of the Warrants have an exercise price of $4.32 per share, which represents a 38% premium over the closing price of the Company’s common stock on the date of the grant of the warrants;

(v)	the Warrants vested upon grant;

(vi)	the Warrants are assignable; and

(vii)	the holders will have limited piggy back registration rights subject to the reasonable discretion of the Company.

The Company recorded the issuance of these Warrants based on their fair value on the date of grant as a $2,620,000 charge to operations during the year ended September 30, 2007.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party transactions (continued):

Agreements with Biovest

Effective as of January 31, 2008, the Company entered into a conditional commitment that once all obligations under the September 2006 Debentures and February 2007 Debentures have been paid or converted in full, the Company will guarantee, and pledge certain shares of Biovest owned by the Company to collateralize, the indebtedness of Biovest to the Valens Funds.

On February 5, 2008, the Company was granted an option by Biovest permitting the Company, in its discretion, to convert part or all of the principal and interest due to the Company on the date of the conversion under the intercompany debt owed by Biovest into shares of Biovest common stock at a conversion price of $1.10 per share (the “Conversion Price”) subject to adjustment in the event of certain recapitalizations or in the event of Biovest’s sale of its stock at prices below the Conversion Price. Biovest granted demand and piggyback registration rights to the Company for the shares underlying this Conversion Option. Pursuant to the May 9, 2008 Director Financing transaction, the Conversion Price was reset to $0.32 per share

On February 5, 2008, the Company and Biovest entered into an amendment to the existing royalty agreement on sales of BiovaxID, to amend and clarify the calculation of royalty payments from any sublicense to specify that in all cases the royalty amounts will be calculated as a percentage of sales to customers/patients.

During the twelve months ended September 30, 2008, the following transactions occurred:

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

•

The Company and Biovest entered into a Termination Agreement under which the Company agreed to immediately terminate its absolute anti-dilution rights that were granted to the Company pursuant to the First Right of Refusal Agreement dated June 16, 2003 with Biovest. In consideration of the Company’s termination of the First Right of Refusal Agreement, Biovest issued to the Company 5.0 million additional new shares of Biovest common stock.

•

The Company and Biovest entered into a Purchase Agreement whereby Biovest purchased the Company’s 70.5% ownership interest in Biolender. Biolender is the entity that was formed by Biovest and the Company to participate in Biovest’s NMTC enhanced financing that closed on April 25, 2006. Biolender’s principal assets is a promissory note in principal amount of $8.5 million which is anticipated to be repaid in approximately seven years when Biovest is required to repay the loan that it received as part of this NMTC enhanced financing. In consideration of the sale of this interest in Biolender, Biovest agreed to issue to the Company 10.0 million additional new shares of Biovest common stock, representing the negotiated value of the purchased interest.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party transactions (continued):

Agreements with Biovest (cont’d)

•

In order to consummate the foregoing transactions and other transactions, the Company was required to obtain the consent of its senior lender, Laurus, under the Company’s loan agreements with Laurus. In consideration for providing such consent, the Company entered into an agreement with Laurus pursuant to which Laurus consented to certain transactions and the Company issued to Laurus a warrant to purchase 10 million outstanding shares of Biovest common stock owned by the Company at an exercise price of $.01 per share. The warrant expires in October 2012.

The $9,428,000 fair value of the warrant has been recorded as loss on financing transaction $8.8 million, and loss on sale of assets $0.6 million in the statement of operations for the twelve months ended September 30, 2007.

On September 11, 2007, Biovest issued two unsecured promissory notes to two directors of Biovest in the aggregate of $0.2 million. These loans bear interest at prime plus 2.0% (7.0% at June 30, 2008) and mature September 10, 2008. The notes can be prepaid at any time without penalty and are subordinated to Biovest’s outstanding loans to Laurus and the Valens Funds. Biovest issued five-year warrants to purchase 909,090 shares of the Company’s common stock at $1.10 per share in conjunction with these loans. In September 2008, these two notes were converted at the election of the holders into $0.2 million in our 15% Secured Convertible Debenture transaction described herein.

On September 26, 2007, Biovest issued an unsecured promissory note to a shareholder of the Company in the amount of $46,015. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable November 30, 2008. This note is subordinated to Biovest’s outstanding loans to Laurus and the Valens Funds. Biovest issued five year warrants to purchase 25,099 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan.

On October 12, 2007, Biovest issued an unsecured promissory note to a director of Biovest in the amount of $0.3 million. This loan bears interest at prime plus 2.0% (7.0% at June 30, 2008) and is payable October 11, 2008. Biovest issued warrants to purchase 2,727,270 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. Proceeds from the loan were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. In September 2008, this note was converted at the election of the holder into $0.3 million in our 15% Secured Convertible Debenture transaction described herein.

On May 9, 2008, Biovest entered into a financing transaction with a director of Biovest, whereby Biovest issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to Biovest of at least $15 million. Interest only is payable monthly and may be paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of Biovest, at a conversion price equal to $0.50 per share. As part of this transaction, Biovest issued to the lender a warrant to purchase up to 2.0 million shares of Biovest’s common stock for a seven year period at an exercise price of $0.50 per share, with cashless exercise provisions. In addition, Biovest entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed termsheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related party transactions (continued):

Agreements with Biovest (cont’d)

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the Company is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 to be accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) is amortized to interest expense over the life of the note under the effective interest method. The note balance, net of unamortized discount is approximately $51,000 at September 30, 2008.

On June 12, 2008, Biovest entered into a financing transaction with a director of Biovest, whereby Biovest issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan provided by Biovest to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of its short term loan to Accentia in the amount of $0.2 million, Biovest repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.32 per share. As part of this transaction, Biovest issued to the lender a warrant to purchase up to 0.4 million shares of Biovest’s common stock for a period of seven years at an exercise price of 0.32 per share, with cashless exercise provisions.

Similar to the May 9th financing above, the value of the warrants ($81,000) and beneficial conversion feature ($49,000) granted with this debt were required to be recorded as a discount to the face value of the note with an offsetting increase to additional paid-in capital under EITF No. 98-5 and EITF No. 00-27. As the note was repaid on June 25, 2008, the full discount amount of $130,000 has been amortized to interest expense in the accompanying condensed consolidated statement of operations for the twelve months ended September 30, 2008.

14. Loss on extinguishment of debt:

On October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with Laurus to defer payments of principal and interest on its $7.8 million loan until January 2008, at which point adjusted principal payments of $0.3 million per month were to commence. Interest on this loan continued to accrue at prime plus 2.0% and became due monthly beginning January 2008. As consideration for the forbearance Biovest agreed to pay to Laurus an additional $1.8 million upon the maturity of the note on March 31, 2009.

Biovest applied the provisions of EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the twelve months ended September 30, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Preferred stock:

On January 18, 2008, the Company entered into definitive agreements and closed a private placement (the “January 2008 Private Placement”) of $8.7 million of convertible preferred stock (the “Preferred Stock”) (8,950 shares at $1,000 per share stated value). The net proceeds after placement agent fees of approximately $0.6 million, but before other expenses associated with the transaction, were approximately $8.1 million. In connection with the January 2008 Private Placement, the Company also issued to the Placement Agent warrants to purchase an aggregate of 163,464 shares of the Company’s common stock at an exercise price of $2.67 per share.

The Preferred Stock was convertible at any time at the option of the holder into shares of the Company’s common stock at $2.67 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants in the future any rights to purchase shares of the Company’s common stock, or other security convertible into the Company’s common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Preferred Stock would decrease to equal such lower price. This adjustment to the conversion price or exchange price for future stock issuances will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions. On June 17, 2008, pursuant to a private placement transaction, the issued Preferred Stock’s conversion price was reset without further anti-dilution protection to $1.25 per share for certain January 2008 Private Placement holders who participated in the June 17, 2008 transaction.

The Preferred Stock has liquidation preferences ahead of the holders of common stock and the holders of junior preferred stock in the event of liquidation or bankruptcy up to the amount of the Purchasers’ purchase price for the Preferred Stock. The Company has the right to force the conversion of the Preferred Stock into shares of its common stock if the Company’s common stock trades at 250% of the purchase price for a stated time and certain defined conditions are met. All remaining unconverted Preferred Stock will be redeemed by cash payment at the stated value on the maturity date of March 31, 2011 provided the convertible debentures issued to certain investors in September 2006 and February 2007 (collectively, the “Debentures”) are no longer outstanding. Commencing on January 18, 2009, the Company had the option to redeem some or all of the outstanding Preferred Stock upon notice by payment of a cash redemption price equal to 130% of the then-applicable conversion price and providing the Debentures are then converted, redeemed, or otherwise retired or the consent of the holders is obtained. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the stated value for each share of Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

As a part of the January 2008 Private Placement, the Company issued short-term warrants (the “Short-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 3,269,283 shares of the Company’s common stock at an exercise price of $2.67 per share. These Short-Term Warrants expired April 23, 2008.

The Company also issued long-term warrants (the “Long-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 1,634,639 shares of the Company’s common stock at an exercise price of $2.67 per share. The Long-Term Warrants will expire on January 17, 2014. On June 17, 2008, pursuant to a private placement transaction, the issued Warrants’ exercise price was reset without further anti-dilution protection to $1.50 per share for certain January 2008 Private Placement holders who participated in the June 17, 2008 transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Preferred stock (continued):

Other key provisions of the January 2008 Private Placement included:

•	The Preferred Stock has no voting rights.

•

Triggering events that would cause mandatory conversions include the effectiveness of the April 17, 2008 registration statement lapses for a period of more than 20 consecutive Trading Days or 30 non-consecutive Trading Days during any 12 month period and prior to such the end of any such period; fewer than all the conversion shares shall being freely saleable pursuant to Rule 144; the Company shall fail to deliver certificates representing conversion shares issuable upon a conversion; the Company shall fail for any reason to pay in full the amount of cash due pursuant to a buy-in within five calendar days after notice is delivered.

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

The Preferred Stock embodies certain features, including, an embedded conversion feature, which are defined as derivative financial instruments under SFAS 133. Consideration of bifurcation and liability classification of the derivatives was, in part, based upon an overall conclusion that the preferred stock was more akin to a debt instrument, rather than an equity instrument, following the guidance in EITF D-109. Accordingly, the conversion feature was evaluated under SFAS 133.11(a), and the result of that analysis was that the embedded conversion feature does not require bifurcation. In addition, the preferred stock embodied certain cash-settled contingent redemption features (that is, Put Features) and call options that were not clearly and closely related to the host contract and, accordingly, required bifurcation and classification as derivative liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Preferred stock (continued):

The following table illustrates details of the sale of the Preferred Stock and how the net proceeds arising from the January 2008 Private Placement financing was allocated on the financing inception date:

Gross cash proceeds	$8,729,000
Financing fees (paid in cash)	(641,040)

Net cash proceeds	8,087,960

Allocation of proceeds:
Series A-1 Preferred Stock	—
Paid-in capital (beneficial conversion feature), net of $223,873 deferred financing fees attributable to the conversion feature	(2,456,495)
Derivative liabilities:
Investor Warrants liability	(4,585,503)
Agent Warrants liability	(230,362)
Put liability	(3,298,330)
Deferred financing cost	532,992
Retained Earnings (preferred dividend)	114,537
Day-one derivative loss	1,835,201

Total	$(8,087,960)

Total financing fees associated with the January 2008 Private Placement financing are as follows:

Financing fees paid in cash	$641,040
Financing fees (placement agent warrants)	230,362

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

$871,402

The following table illustrates the activity with respect to the January 2008 Private Placement financing since inception (allocated based upon the relative fair value of the instruments):

Initial allocation of Series A-1 Preferred Stock	$—
Accretion to redemption value	2,476,999

Balance at end of period	$2,476,999

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Preferred stock (continued):

On June 23, 2008, the Company offered to each January 2008 Private Placement holder that executed and delivered an Acceptance, the right to have all of the shares of Preferred Stock held by such holder be redeemed (“Accepting Preferred Stockholder”) with the following redemption terms:

On July 15, 2008 and on the 15th day of each month thereafter (each such date, a “Monthly Preferred Redemption Date”), the Company shall redeem a number of shares of Preferred Stock held by such Accepting Preferred Stockholder equal to the aggregate number of shares of Preferred Stock held by such Accepting Preferred Stockholder divided by 32, with all shares of Preferred Stock held by such Accepting Preferred Stock Holder being redeemed on or before March 15, 2011, provided, however, any fractional share of Preferred Stock required to be redeemed hereunder shall be rounded up to the next full share of Preferred Stock (the shares of Preferred Stock being redeemed on each Monthly Preferred Redemption Date, the “Redeemed Preferred Stock”). The Company shall redeem the Redeemed Preferred Stock by issuing to each Accepting Preferred Stockholder a stock certificate representing that number of shares of common stock determined by multiplying the stated value by the number of shares of Redeemed Preferred Stock and then dividing the total by a number equal to ninety percent (90%) of the volume weighted average price (“VWAP”) for the 20 calendar days prior to each Monthly Preferred Redemption Date (such number of shares of common stock, the “Redemption Consideration”), provided, however, that any fractional share of common stock shall be rounded up to the next full share of common stock. The shares of Redeemed Preferred Stock shall be automatically cancelled upon payment by the Company of the Redemption Consideration. An Accepting Preferred Stockholder may, at any time, in its sole and absolute discretion, elect to discontinue the redemption of its Preferred Stock.

Holders representing approximately 94% of the initial $8.7 million investment accepted the redemption offer. As a result of the nature of the Redemption Considerations previously discussed (variable number of common shares dependent upon the Company’s stock price), the Company cannot conclude that it has adequate authorized shares to settle this or other instruments, which are indexed to the Company’s common stock that were previously recorded in equity. As such, the Company reclassified approximately $11.9 million from stockholders’ equity to derivative liabilities and approximately $0.2 million from stockholders’ equity to capitalized finance costs, which is the fair value of three instruments recorded in equity. Of this reclassification, approximately $3.9 million related to the embedded conversion feature of the January 2008 Private Placement, approximately $4.2 million related to the embedded conversion feature of the February 2007 Debenture (originally reclassified to stockholders’ equity at the reset of the conversion price in May 2007), approximately $1.4 million related to the detachable warrants issued with the February 2007 Debenture, and approximately $2.3 million related to other warrants that were previously issued in separate transactions. The fair market value of these instruments was calculated on June 23, 2008 and reclassified from stockholders’ equity to derivative liabilities.

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income taxes

The Company’s deferred tax assets and liabilities consist of the following:

	September 30,
	2008	2007
Deferred tax assets:
Accrued expenses deductible in future	$4,268,000	$3,358,000
Allowance for doubtful accounts	77,000	196,000
Basis difference in assets	2,686,000	2,670,000
Inventory valuation allowance	345,000	353,000
Share-based compensation	2,032,000	1,093,000
Intangible assets	1,319,000	1,330,000
Net operating loss carryforward	76,916,000	65,260,000
Debt extinguishment	2,652,000	—
Other	5,636,000	3,308,000
Valuation allowance	(95,931,000)	(77,568,000)

	$—	$—

Income tax (expense) benefit consists of the following:

	2008	2007
Current	$—	$—
Deferred	(19,016,000)	(12,308,000)
Benefit of net operating loss carryover	652,000	(12,925,000)
Increase in valuation allowance	18,364,000	25,233,000

	$—	$—

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying consolidated statements of operations as follows:

	2008	2007
Statutory tax rate	34%	34%
State taxes	4%	4%
Acquisition adjustments	—	—
Other	(5)%	(5)%
Change in valuation allowance	(33)%	(33)%

Effective tax rate in accompanying statement of operations	0%	0%

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income taxes (continued):

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

The Company has a federal net operating loss carryover of approximately $183.6 million as of September 30, 2008, which expires through 2027, and of which approximately $30.0 million is subject to various Section 382 limitations based upon ownership changes that occurred through September 30, 2003. Of those losses subject to the limitations, $11.3 million is expected to expire before the losses can be utilized. Of the remaining amounts, the limitation is approximately $1.8 million per year through approximately the year ended September 30, 2012. Subsequent to that date, the annual limitation will decrease to approximately $0.2 million through September 30, 2024. Of the total NOLs, $51.1 million is attributable to Biovest. The NOLs incurred after September 30, 2003 may also be subject to further limitations.

17. Stockholders’ equity

Common stock

The Company has one class of common stock with an aggregate authorization of three hundred million shares. Each share of common stock carries equal voting rights, dividend preferences, and a par value of $.001 per share.

Preferred stock

The Company has an aggregate of one hundred fifty million authorized shares of preferred stock, one hundred twenty-five million eight thousand nine hundred fifty of which have been issued and designated in six series (the “preferred stock”), each at a par value of $1.00 per share as follows:

Preferred Shares authorized:

Series A	10,000,000
Series A-1	8,950
Series B	30,000,000
Series C	10,000,000
Series D	15,000,000
Series E	60,000,000

125,008,950

On January 18, 2008, the Company entered into definitive agreements and closed a private placement (the “Private Placement”) of approximately $8.7 million of Convertible Preferred stock (the “Preferred Stock”). The Preferred Stock was issued pursuant to a Securities Purchase Agreement, dated January 18, 2008, among the Company and the purchasers of the Preferred Stock. Rodman & Renshaw, LLC, a subsidiary of Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM) acted as the exclusive placement agent (the “Placement Agent”). The net proceeds after placement agent fees of approximately $0.6 million, but before other expenses associated with the transaction, were approximately $8.11. In connection with the Private Placement, the Company also issued to the Placement Agent warrants to purchase an aggregate of 163,464 shares of the Company’s common stock at an exercise price of $2.67 per share.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Stockholders’ equity (continued):

The Preferred Stock will be convertible at any time at the option of the holder into shares of the Company’s common stock at $2.67 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants in the future any rights to purchase shares of the Company’s common stock, or other security convertible into the Company’s common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Preferred Stock will be decreased to equal such lower price. This adjustment to the conversion price or exchange price for future stock issuances will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions. The Preferred Stock has liquidation preferences ahead of the holders of common stock and the holders of junior preferred stock in the event of liquidation or bankruptcy up to the amount of the Purchasers’ purchase price for the Preferred Stock. The Company has the right to force the conversion of the Preferred Stock into shares of its common stock if the Company’s common stock trades at 250% of the purchase price for a stated time and certain defined conditions are met. All remaining unconverted Preferred Stock will be redeemed by cash payment on the maturity date of March 31, 2011 provided the convertible debentures issued to certain investors in September 2006 and February 2007 (the “Debentures”) are no longer outstanding. Commencing on January 18, 2009, the Company has the option to redeem some or all of the outstanding Preferred Stock upon notice by payment of a cash redemption price equal to 130% of the then-applicable conversion price and providing the Debentures are then converted, redeemed, or otherwise retired or the consent of the holders is obtained. The preferences and features of the Preferred Stock are fully described in a Certificate of Designation and amendment to the Company’s Articles of Incorporation filed on the date of closing of the Private Placement and attached as an exhibit hereto.

Reclassification of financial instruments

The Company reclassified outstanding warrants previously classified as equity to derivative liabilities effective February 27, 2007, due to the Company’s inability to determine the adequacy of available common shares subject to certain anti-dilution provisions in the February 2007 convertible debentures. The amount of the reclassification was approximately $3.2 million. Subsequently, in May 2007, in conjunction with the reset of the conversion price of the February 27, 2007 Debentures, the Company revalued the warrants at their fair value on this date and reclassified them as stockholders’ equity.

Stock options and warrants

The Company provides for three option plans, the 2003 Stock Option Plan (“2003 Plan”) per its second amendment on February 27, 2004, the 2005 Equity Incentive Plan (“2005 Plan”), and 2008 Equity Incentive Plan (“2008 Plan”) (collectively, the “Stock Option Plans”). The Stock Option Plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3,500,000 shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2007, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2008, 730,672 options are available for issuance under the 2003 Plan.

On February 1, 2005, the Company’s board of directors adopted the Accentia Biopharmaceuticals, Inc. 2005 Equity Incentive Plan. The 2005 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2008, 1,616,539 options are available for issuance under the 2005 Plan. The Company may, at any time, amend or modify the 2005 Plan without limitation.

On November 29, 2007 and effective as of December 31, 2007, the Company’s Board of Directors adopted the Accentia Biopharmaceuticals, Inc. 2008 Equity Incentive Plan, which is intended to be a Qualified Plan subject to ratification by vote of the Company’s shareholders. The 2008 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2008 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2008, 1,833,334 options are available for issuance under the 2008 Plan. The Company may, at any time, amend or modify the 2008 Plan without limitation.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Stockholders’ equity (continued):

Stock options and warrants (cont’d)

Stock options and warrants granted, exercised, terminated, and forfeited during the years ended September 30, 2008 and 2007 are as follows:

	Shares	Average Exercise price per share
Options:
Outstanding, October 1, 2006	2,186,992	$4.10
Granted	1,581,140	3.48
Terminated or forfeited	(469,347)	0.99
Exercised	(769,262)	1.34
Outstanding September 30, 2007	2,529,523	3.93

Granted	2,081,000	2.61
Terminated or forfeited	(429,978)	3.79
Exercised	-

Outstanding September 30, 2008	4,180,545	$3.33

Warrants:
Outstanding, October 1, 2006	6,115,155	$3.98
Granted	10,486,624	3.14
Terminated or forfeited	-
Exercised	(363,610)	2.67

Outstanding September 30, 2007	16,238,169	3.59
Granted	14,513,849	2.12
Terminated or forfeited	(5,837,757)	2.67
Exercised	(1,738,328)	2.67

Outstanding September 30, 2008	23,175,933	$2.33

The weighted average grant date fair values of stock options and warrants granted during the years ended September 30, 2008 and 2007 were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
2008	$1.40	$1.23
2007	$2.38	$1.53

Share-based payments granted to employees were approximately $5.0 million and $3.6 million during the years ended September 30, 2008 and 2007, respectively. In 2008, $2.4 million is included in operating expenses in the accompanying statement of operations and $1.2 million was charged to accrued bonuses which were outstanding at September 30, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Stockholders’ equity (continued):

Stock options and warrants (cont’d)

The following table summarizes information for options outstanding and exercisable at September 30, 2008:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-1.05	76,805	9.00 years		$0.83	14,305	$0.95
$1.06-2.11	391,355	5.05 years		2.11	391,355	2.11
$2.12-2.63	412,991	8.17 years		2.58	138,825	2.53
$2.64-9.00	3,299,394	8.05 years		3.63	1,877,075	4.10

	4,180,545		$0		2,421,560		$0

The following table summarizes information for options outstanding and exercisable at September 30, 2007:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-1.05	10,968	5.59 years		$1.05	10,968	$1.05
$1.06-2.11	429,264	6.02 years		2.11	429,264	2.11
$2.12-2.63	188,082	7.05 years		2.51	153,082	2.53
$2.64-9.00	1,901,209	8.61 years		4.49	1,007,743	4.65

	2,529,523		$843,701		1,601,057		$836,464

The intrinsic value of options exercised during the years ended September 30, 2008 and 2007 was approximately $-0- million and $1.8 million, respectively.

A summary of the status of the Company’s nonvested stock options as of September 30, 2008, and changes during the year then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at October 1, 2007	928,466
Granted	2,081,000
Vested	(1,001,154)
Forfeited	(249,327)

Nonvested at September 30, 2008	1,758,985	$1.50	$0

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee benefit plan:

The Accentia 401(k) and Profit Sharing Plan (the “Plan”) was established effective July 1, 2004 as a defined contribution plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan includes eligible employees of Biovest and its affiliates including the Company and its affiliates. Employees of the Company who have completed one month of service are eligible to participate in the plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For the fiscal years ended September 30, 2008 and 2007, the Company made approximately $0.0 and $0.2, respectively, in employer contributions pursuant to the Plan

19. Segment Information:

The Company defines our segment operating results as earnings (loss) before general and administrative costs, interest expense, interest income, other income and income taxes.

Segment information for the year ended September 30, 2008 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total

Net sales:
Products	$3,368,349	$1,653,372	$5,021,721

Services	10,903,145	-	10,903,145

Total net sales	14,271,494	1,653,372	15,924,866

Cost of sales:

Products	1,832,030	1,061,551	2,893,581

Services	6,761,920	-	6,761,920

Total cost of sales	8,593,950	1,061,551	9,655,501

Gross margin	5,677,544	591,821	6,269,365

Sales and marketing	188,977	5,826,847	6,015,824

Research and development	8,917,726	-	8,917,726

Impairment of intangible	9,468,777	-	9,468,777

Segment loss	(12,897,936)	(5,235,026)	(18,132,962)

General and administrative expenses	-	-	18,094,484

Other expense	-	-	25,077,312

Non-controlling interest in losses from variable interest entities	-	-	513,136

Net loss	-	-	(60,791,622)

Total assets	13,645,930	2,666,051	16,311,981

Goodwill	$1,193,437	$-	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Segment Information (continued):

Segment information for the year ended September 30, 2007 is as follows:

	Biopharmaceutical Products and Services	Specialty Pharmaceuticals	Total

Net sales:

Products	$2,745,268	$4,540,240	$7,285,508

Services	10,997,816	-	10,997,816

Total net sales	13,743,084	4,540,240	18,283,324

Cost of sales:

Products	1,485,140	2,013,953	3,499,093

Services	3,261,639	-	3,261,639

Total cost of sales	4,746,779	2,013,953	6,760,732

Gross margin	8,996,305	2,526,287	11,522,592

Sales and marketing	-	8,199,095	8,199,095

Research and development	19,873,994	-	19,873,994

Impairment of intangible	-	3,624,230	3,624,230

Segment loss	(10,877,689)	(9,297,038)	(20,174,727)

General and administrative expenses	-	-	21,518,911

Other expense	-	-	35,059,314
Non-controlling interest in losses from variable interest entities	-	-	742,075

Net loss	-	-	(76,010,877)

Total assets	28,317,119	4,729,388	33,046,507

Goodwill	$1,193,437	$-	$1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Segment Information (continued):

During 2004, the Company through its subsidiary, Analytica, made an insignificant acquisition of a foreign entity, IMOR. Segment information on a geographic basis for the years ended September 30, 2008 and 2007 is as follows:

	Year ended September 30, 2008			Year ended September 30, 2007
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$11,537,002	$4,387,864	$15,924,866	$13,967,501	$4,315,823	$18,283,324
Net loss	(60,792,263)	641	(60,791,622)	(76,174,321)	163,444	(76,010,877)
Total Assets	13,575,213	2,736,768	16,311,981	30,477,540	2,568,967	33,046,507
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

20. Product rights and obligations:

Product rights and obligations

The Company has entered into certain product development and licensing agreements which provide for the acquisition of product rights and performance payments based on achievement of milestones as it relates to product development. The Company is contractually obligated to pay aggregate acquisition and performance payments of approximately $8.2 million if all milestones are achieved.

Parties to these agreements are as follows:

•	Mayo Foundation for Medical Education and Research (“MAYO”)

•	Arius Pharmaceuticals, Inc. (“Arius”)

•	Respirics, Inc. (“Respirics”)

•	Mikart, Inc. (“Mikart”)

•	Arbor Pharmaceuticals, Inc. (“Arbor”)

Stanford

In September 2004, Biovest entered into an agreement with Stanford University (“Stanford”) providing for worldwide rights to use two proprietary hybridoma cell lines, that are used in the production of BiovaxID. These are the same cell lines that been used by researchers at Stanford and the National Cancer Institute to perform their studies of the hybridoma idiotype vaccine in non-Hodgkins Lymphoma. This agreement gives Biovest exclusivity to this cell line through 2019 in the fields of B-cell and T-cell cancers, and it provides non-exclusive rights in such fields of use at all times thereafter. The agreement also gives Biovest the right to sublicense or transfer the licensed biological materials to collaborators in the licensed fields. Under the agreement with Stanford, Biovest is obligated to pay Stanford an up-front license fee of $15,000 within 30 days following the execution of the agreement, and an annual maintenance fee of $10,000 thereafter. If BiovaxID is approved by the FDA, the agreement provides for a $0.1 million payment to Stanford upon approval, and following approval, Stanford will receive a royalty of the greater of $50.00 per patient or 0.05% of the amount received by us for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The agreement with Stanford obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate this agreement at any time upon 30 days prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and contingencies:

Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2012. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending September 30,
2009	$2,179,059
2010	1,451,500
2011	817,987
2012	338,943

$4,787,489

The annual aggregate future rental income from sub-leases is as follows:

Year ending September 30,
2009	$187,751

$187,751

Rent expense for all operating leases was approximately $2.2 million and $2.8 million for the years ended September 30, 2008 and 2007 respectively. Rental income from subleases aggregated $0.5 million and $0.5 million for the years ended September 30, 2008 and 2007, respectively, and has been included in loss from discontinued operations in the accompanying statements of operations.

Bankruptcy proceedings:

On November 10, 2008, the Company and all of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (“Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Company will operate our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. All pending or threatened litigation or claims involving the Company were automatically stayed as a result of this Chapter 11 filing, and all such claims may be subject to compromise or modification through the terms of any Plan of Reorganization filed by the Company in the Chapter 11 proceedings.

Biovest litigation:

On August 4, 2008, the Company’s majority-owned subsidiary, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. Biovest intends to seek the dismissal of this litigation and plan to defend these claims vigorously. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and contingencies (continued):

Analytica litigation:

On December 2, 2005, the Company’s subsidiary, Analytica commenced litigation in the Supreme Court of New York, New York County against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. The defendant has filed an Answer containing counterclaims alleging that he was owed contractual bonus and other compensation and seeking damages for wrongful termination against Analytica, the Company and an officer of the Company. Both Analytica and the former employee sought injunctive relief and monetary damages from one another. The Company filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007, the Court granted the Company’s motion and dismissed defendant’s counterclaims against the Company’s officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. The defendant refiled an Amended Counterclaim in July 2007, and the Company has filed a motion seeking to dismiss virtually all claims in the Amended Counterclaim. The Company is pursuing the Company’s affirmative claims in this matter vigorously and has asserted all available defenses against the counterclaims, which the Company believes are without merit. Upon the filing of the Company’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law.

Other proceedings:

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets or results of operation.

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Employment agreements

The Company has employment agreements with certain officers and executives, with intial terms in excess of one year. These agreements provide for base levels of compensation and separation benefits through 2010.

Future minimum annual payments under these employment agreements are as follows:

Year ending September 30,
2009	$1,479,030
2010	223,390

$1,702,420

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of September 30, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and contingencies (continued):

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

Guarantee Indemnifications:

Under the terms of the January and March Pulaski Bank notes payable, several board members and affiliates issued personal guarantees. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Pulaski Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The Biovest stock will be issued using a pre-determined value of $1.10 per share. Subsequent to the period of this report, on December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors.

Under the terms of the Southwest Bank note payable issued June 26, 2007, an officer of Biovest issued a personal guarantee. Biovest agreed to indemnify and hold harmless the guarantor should the guarantee be called by Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. Subsequent to the period of this report, in January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor.

Distribution agreement:

On June 1, 2007, Biovest entered into a non-exclusive distribution agreement with VWR International, Inc. (“VWR”), to distribute the AutovaxID automated cell culture device in North America. Under the terms of this agreement, Biovest is obligated to pay to VWR 25% of net sales revenue generated from the sales and marketing efforts of VWR on AutovaxID cell culture systems and disposable cultureware used in conjunction with the AutovaxID system. The initial term of this agreement is for 24 months and can be terminated at any time by either party upon 180 days’ prior written notice. Biovest has not incurred any distribution expense to date related to this agreement. Subsequent to the period of this report, effective as of March 21, 2010, Biovest terminated the non-exclusive distribution agreement.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and contingencies (continued):

Sublicense agreement with related party

On February 27, 2007, the Company entered into a sublicense agreement (the “Accentia Sublicense”) with Revimmune, LLC under which Accentia was granted the exclusive worldwide right to Revimmune™. The perpetual sublicense allows the Company to develop and market a patent pending treatment for autoimmune diseases. The Accentia Sublicense covers the potential treatment of all autoimmune diseases including but not limited to multiple sclerosis.

Other material terms and conditions of the Accentia Sublicense are as follows:

—

The Company assumed certain future development, milestone and minimum royalty obligations of Revimmune, LLC under its license with Johns Hopkins University (“JHU”). In connection with the Accentia Sublicense, the Company did not pay an upfront fee or reimbursement of expenses. The Company also agreed to pay to Revimmune, LLC a royalty of 4% on net sales, and in the event of a sublicense, to pay 10% of net proceeds received from any such sublicense to Revimmune, LLC.

—

Upon the approval of the sublicensed treatment in the U.S. for each autoimmune disease, the Company is required to issue to Revimmune, LLC vested warrants to purchase 0.8 million shares of the Company’s common stock. The warrant which will be granted at the approval of the first sublicensed product will have an exercise price of $8 per share and any subsequent warrant to be issued will have an exercise price equal to the average of the volume weighted average closing prices of the Company’s common stock during the ten (10) trading days immediately prior to the grant of such warrant.

—	The Company will be responsible, at its sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the licensed products.

—

The Company has assumed the cost and responsibility for patent prosecution as provided in the license between Revimmune, LLC and JHU to the extent that the claims actually and directly relate to sublicensed products.

—	Revimmune, LLC’s manager is a director of the Company.

On January 16, 2008, Biovest entered into a sublicense agreement (the “Biovest Sublicense”) with Revimmune, LLC under which Biovest was granted the exclusive worldwide rights to Revimmune™. The Biovest Sublicense allows Biovest to develop and market, a patent-pending pharmaceutical treatment in late-stage development for the treatment of and prevention of transplant rejection including rejection following a bone marrow transplant.

Other material terms and conditions of the Biovest Sublicense are as follows:

•

Biovest is obligated to pay to Revimmune, LLC a royalty of 6% on net sales, and in the event of a sublicense by Biovest, to pay 20% of sublicense consideration received. Biovest did not pay an upfront fee in connection with the Biovest Sublicense but upon the approval of the sublicensed treatment in the U.S. for each sublicensed indication, Biovest is required to issue to Revimmune, LLC vested warrants to purchase 2.0 million shares of Biovest’s common stock. Each such warrant which will be granted at the approval of each successive sublicensed product will have an exercise price of $1.10 per share or, at the discretion of Biovest, at a price equal to the fair market value of Biovest’s common stock on the date of the grant of such warrant.

•

Biovest assumed certain obligations under Revimmune, LLC’s license with JHU related to the sublicensed technology, including the payment of all royalty obligations due JHU for the sublicensed products which includes a 4% royalty on licensed products and services and a 20% royalty on sublicense consideration.

•	Biovest will be responsible, at its sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the sublicensed products.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company concluded that Biovax Investment, LLC, Telesis CDE Two, LLC, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for the Company to be required to apply the provisions of FIN46, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by the Company and the related holder:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Variable Interest Entities (continued):

Assets of $20.0 million and liabilities of $15.1 million of the variable interest entities identified above are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Telesis CDE Two, LLC, Biovax Investment, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s September 30, 2008 consolidated balance sheet as non-controlling interests in variable interest entities.

Revimmune, LLC

Although, the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC have been consolidated with the Company as of February 27, 2007 and through September 30, 2008. As of September 30, 2008, Revimmune, LLC’s assets and equity were approximately $28,000. The Company’s non-controlling interest in earnings from Revimmune, LLC for the twelve months ended September 30, 2008 is a loss of $17,500.

Non-controlling interest in income (loss)

The Company’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the year ended September 30, 2008 consists of the following:

Biovax Investment LLC	$447,638
Telesis CDE Two, LLC	32,800
AutovaxID Investment, LLC	443,349
St. Louis NMTC Fund II, LLC	(428,151)
Revimmune, LLC	17,500

Non-controlling interest in earnings from variable interest entities	$513,136

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. New Market Tax Credit Transactions:

April 2006 NMTC Transaction13:

On April 25, 2006, Biovest through its wholly-owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: the Company, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“U.S. Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). The Company originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest pursuant to a restricted account agreement between Biovest and Laurus. The Company, Analytica and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging the Company’s shares of TEAMM, Analytica, Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

In contemplation of Transaction I, Biovest and the Company formed Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the restricted account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. Biovest used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two of the Company’s directors. On April 27, 2006, Biovest redeemed 10 million shares of its common stock owned of record by the Company for a $6.0 million cash payment which equaled the market price of $0.60 per share. The Company used the proceeds of the stock redemption to repay its intraday loan due First Bank. Subsequently, on October 31, 2006, the Company entered into a Purchase Agreement with Biovest whereby Biovest purchased the Company’s 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to the Company 10 million shares of common stock, representing the negotiated value of the purchased interest.

In contemplation of Transaction I, Biovax Investment, LLC (the “Fund”) was established. U.S. Bancorp invested $3.6 million for a 99.99% equity interest in the Fund. Biovax Investment Corp., the Fund manager, invested an additional $100 for the remaining 0.01% equity interest. On April 25, 2006, Biolender loaned the Fund $8.5 million pursuant to a 5.18%, annual rate, senior secured, convertible note receivable, due October 27, 2013. Interest on the note is payable as follows: (i) 0.64% interest per annum, non-compounding, shall be payable on the first day of each calendar month until October 27, 2013; and (ii) any remaining accrued and unpaid interest shall be payable in one installment on October 27, 2013. The note is convertible at the option of the fund into shares of the Company’s common stock near the maturity date.

13 In July 2010, Biovest and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, Biovest’s Guaranty, the Company’s Guaranty, and all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. New Market Tax Credit Transactions (continued):

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) as well as make payment for associated management, legal and accounting fees ($0.1 million). The $12.0 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. Biovest also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of Biovest’s common stock over a period of nine-years at a fixed price of $1.30. These warrants were reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes-Merton option pricing model. We also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of the Company’s common stock over a period of seven years at a fixed price of $9.00.

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

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4 million in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9 million in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4 million in principal and interest payments received less $11.9 million in principal and interest paid less approximately $0.4 million in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and U.S. Bancorp entered into a put option wherein U.S. Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $180,000. Management has concluded that the fair value of U.S. Bancorp’s investment in the Fund at maturity of both notes (approximately $0.1 million) would be less than the $180,000 U.S. Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Salient terms and conditions of Transaction I are as follows:

•

Under an Asset Purchase and Sale Agreement dated as of April 18, 2006, Biovest transferred all or substantially all of the assets of its vaccine manufacturing business situated at 377 Plantation Street, Worcester, Massachusetts (the “Plant” and the assets hereinafter the “Equipment”) and its rights under that certain lease agreement for the Plant and that certain letter of intent with the landlord to potentially lease additional space adjacent to the Plant (collectively the “Leasehold”) to Biovax. As full purchase price for the Equipment, Biovax paid Biovest $1.5 million. In addition, Biovax advanced rental payments for the Leasehold in the amount of $4.5 million. Under the Asset Purchase Agreement, Biovest is required to treat the advance as unrestricted and non-segregated funds provided that Biovest uses the funds to make all required lease payments. Finally, Biovax also hired all of Biovest’s employees related to the vaccine manufacturing business and assumed responsibility for all accrued vacation time and the maintenance of existing health and other benefits.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. New Market Tax Credit Transactions (continued):

•

The tax credits arising from the transaction were fully assigned to U.S. Bancorp. Biovax entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

The Company, Biovest and certain their directors entered into a guarantee arrangement with the CDE for the debt service of Biovax. Biovest has guaranteed 100% of the debt service while the directors of the Company and have guaranteed up to $6.0 million of the debt service. In addition, the Company has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. New Market Tax Credit Transactions (continued):

•

Various legal and accounting fees of $108,000 paid directly by Biovax and involved in structuring this transaction were recorded as a reduction to additional paid-in capital. Various legal and accounting fees of $170,000 paid by entities in which Biovest has a variable interest and involved in structuring this transaction (the Fund and the CDE) were recorded as a reduction to non-controlling interests in variable interest entities on Biovest’s consolidated balance sheet. Professional fees of $360,000 involved in the continuing management of this transaction were recorded as a prepaid expense and will be amortized over a period of seven and one half years, representing the duration of both convertible notes issued by the Fund and Biovax.

As a result of Biovest’s Chapter 11 filing on November 10, 2008, Biovax discontinued interest payments due on its QLICI promissory note.

December 2006 NMTC Transaction14 :

On December 8, 2006, Biovest through its wholly-owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, the Company, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

On December 8, 2006, the Company loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at the Company’s option, to shares of Biovest’s common stock at a conversion price of $0.32 per share. Upon closing of Transaction II, Biovest repaid the Company $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2008 consolidated balance sheet, and is due upon 30 days advance written notice by the Company.

In contemplation of Transaction II, Biovest formed Biolender II as a Delaware limited liability company. On December 8, 2006, $2.5 million was released from the restricted account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction II. These funds, together with the amount loaned to Biovest under the Accentia Note funded the purchase of a 100% equity interest in Biolender II for the benefit of Biovest. Biovest’s entire equity interest of $5.6 million in Biolender II has been pledged to Laurus as collateral to secure the Laurus Note.

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

14 In July 2010, Biovest and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, Biovest’s Guaranty, the Company’s Guaranty, and all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. New Market Tax Credit Transactions (continued):

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

CDE II is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by St. Louis Development Corporation, a not-for-profit corporation organized in Missouri. St. Louis Development Corporation paid $1,000 in consideration for its 0.01% interest in CDE II. CDE II, upon receipt of its equity funding, contemporaneously issued a QLICI to AutovaxID, evidenced by a $7.7 million subordinated promissory note dated as of December 8, 2006 which matures on December 8, 2036. Pursuant to a call right, for a period of six months starting on December 8, 2013, the CDE will have the right to call for the repayment of the CDE II Loan in the amount of $5.7 million, in full satisfaction of the principal on the CDE II Loan. Interest on the outstanding principal amount of the CDE II Loan accrues at the rate of 5.82% per annum, non-compounding and is payable in arrears on an annual basis having commenced on January 2, 2007 and continuing until maturity. The CDE II Loan is guaranteed in full by Biovest and also guaranteed up to an amount of $4.5 million by the Company’s officers and directors. Biovest issued warrants to purchase 2.6 million shares of common stock to these officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $1.4 million was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

AutovaxID used the proceeds from the $7.7 million promissory note to pay Biovest $6.1 million pursuant to an Asset Purchase and License Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

The transaction was structured so that, on June 9, 2014, AutovaxID will have paid approximately $9.1 million in principal and interest payments to CDE II. The operating agreement of CDE II stipulates that any distributable cash received shall be distributed to Fund II in proportion to the respective percentage interest Fund II has in CDE II in an amount sufficient to fully pay the Fund II note payable to Biolender II. On June 9, 2014, Fund II will have paid approximately $9.0 million in principal and interest payments to Biolender II (assuming CDE II exercises its right to call the CDE II loan for $5.7 million on June 9, 2014). At maturity then, total equity of the Fund is approximated to be $100,000, resulting from the difference of $9.1 million in principal and interest payments received less $9.0 million in principal and interest paid over the 7.5 year term of the notes.

Biolender II and U.S. Bancorp entered into a put option wherein U.S. Bancorp will have the right to put its investment in Fund II to the Company near the maturity of the instruments at a price of $120,000. Management has concluded that the fair value of U.S. Bancorp’s investment in Fund II at maturity of both notes (approximately $100,000) would be less than the $120,000 U.S. Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 100% owned by Biolender II. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($120,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

Salient terms and conditions of Transaction II are as follows:

•

Under a License and Asset Purchase Agreement dated as of December 8, 2006, Biovest granted a non-exclusive license to the intellectual property enabling AutovaxID to manufacture and sell automated cell culture instruments in the United States, Canada and Mexico (the “License”), which license became exclusive upon the occupancy by AutovaxID of a space located at 1031 Macklind Avenue, St. Louis, Missouri (the “New Plant”) in June 2007. As full purchase price for the License and related business opportunity, AutovaxID paid Biovest $5.6 million. Biovest also agreed to sell AutovaxID certain equipment upon the occupancy by AutovaxID of the New Plant for the fair market value of $0.5 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. New Market Tax Credit Transactions (continued):

•

The CDE II Loan is secured by second lien on all assets of AutovaxID for the benefit of CDE II pursuant to a Second-Lien Security Agreement between AutovaxID and CDE II dated as of December 8, 2006. Laurus has a senior lien on the assets of AutovaxID through the security agreement from Biovest to Laurus, which AutovaxID joined by way of a Joinder Agreement.

•

AutovaxID does not have the right to prepay the CDE Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE Loan after this date, provided that (i) it prepays the entire CDE Loan amount, (ii) the CDE consents to such prepayment and U.S. Bancorp and the managing member of the CDE agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to U.S. Bancorp the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, U.S. Bancorp, AutovaxID and the Company.

•

The tax credits arising from this transaction were fully assigned to U.S. Bancorp. AutovaxID has entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the U.S. Tax Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the Loan by the Lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the Lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution; (xiii) AutovaxID will not maintain a qualified low-income building under Section 42 of the Code; (xiv) AutovaxID will not become a single-member entity treated as disregarded as separate from its owner for

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. New Market Tax Credit Transactions (continued):

federal income tax purposes, nor be liquidated or merged into another entity without the written consent of CDE II; and (xv) AutovaxID and Biovest will operate consistently with the License between AutovaxID and Biovest, and will not amend such agreement without prior written consent of CDE II. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $3.12 million (representing 39% of the $8.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within AutovaxID’s control. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

Under a Reimbursement Agreement dated as of December 8, 2006, Biovest agreed to reimburse St. Louis Development Corp (the 0.01% owner and managing member of CDE II) up to $32,000 annually for expenses incurred by St. Louis Development Corp in connection with its management of CDE II.

•

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

As a result of Biovest’s Chapter 11 filing on November 10, 2008, AutovaxID discontinued interest payments due on its QLICI promissory note.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. Restatement

The Company previously recorded employee consultant’s salaries and their benefits as general and administrative expenses instead of costs of services. There is no effect on Net losses for any of these restated periods. Following is the impact of this restatement to the statements of operations for the year ended September 30, 2007 and the quarterly reports ended December 31, 2007, March 31, 2008 and June 30, 2008.

in thousands (‘000s)
	Year Ended September 30, 2007			3 months ended December 31, 2007			3 months ended March 31, 2008			3 months ended June 30, 2008
	Originally Reported	Adjust- ment	Adjusted	Originally Reported	Adjust- ment	Adjusted	Originally Reported	Adjust- ment	Adjusted	Originally Reported	Adjust- ment	Adjusted

Net sales	$18,283	$—	$18,283	$4,336	$—	$4,336	$4,161	$—	$4,161	$2,960	$—	$2,960
Cost of sales:
Products	3,499	—	3,499	923	—	923	804	—	804	566	—	566
Services	2,427	2,804	5,231	786	1,216	2,002	679	876	1,555	820	883	1,703

Total cost of sales	5,926		8,730	1,709		2,925	1,483		2,359	1,386		2,269

Gross margin	12,357		9,553	2,627		1,411	2,678		1,802	1,574		691

Operating expenses:
General and adminstrative	22,138	(2,804)	19,334	5,579	(1,216)	4,363	5,803	(876)	4,927	5,886	(883)	5,003
Other operating expenses	31,913	—	31,913	5,542	—	5,542	4,410	—	4,410	3,023	—	3,023

Total operating expenses	54,051		51,247	11,121		9,905	10,213		9,337	8,909		8,026
Operating loss	(41,694)		(41,694)	(8,494)		(8,494)	(7,535)		(7,535)	(7,335)		(7,335)

Other income (expense)	(35,059)		(35,059)	(16,456)		(16,456)	(875)		(875)	(4,201)		(4,201)

Non-controlling interest in losses from variable interest entities	742	—	742	108	—	108	117	—	117	98	—	98

Net loss	$(76,011)		$(76,011)	$(24,842)		$(24,842)	$(8,293)		$(8,293)	$(11,438)		$(11,438)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Subsequent Events:

Delisting to the Pink Sheets:

On November 3, 2008, the Company’s common stock was no longer eligible for quotation on the NASDAQ Capital Markets due to the Company’s noncompliance with Rule 4310(c)(3)(B),which requires a minimum $35.0 million market value and opened for trading on the Pink Sheets.

Voluntary Petition for Bankruptcy:

On November 10, 2008, the Company, along with its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (“Bankruptcy Court”). With existing cash flow and the potential for relatively near-term significant business development opportunities for Revimmune, BiovaxID and AutovaxID, this action was intended to provide an opportunity for the Company to restore shareholder value and to arrange for the ultimate satisfaction of all secured and unsecured creditors. Under protection of the Bankruptcy Court, the Company plans to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs that will allow the Company to attract key funding/partnering opportunities. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from Chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, the Company’s ability to successfully restructure its indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. We believe the Chapter 11 reorganization will achieve these objectives but the Company can provide no assurances. During this reorganization process, the Company expects to continue operations without interruption, while striving to maximize long-term shareholder value.

Discontinuation of Operations – TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals

Effective as of November 10, 2008, concurrent with filing for reorganization under the Company’s Chapter 11, the Company ceased operations in its wholly-owned subsidiary, TEAMM in order to focus available resources on core business operations, including drug development. This action resulted in the termination of 26 employees. Excluding any non-cash accounting adjustments, such as impairments or charge-offs, which have not yet been determined and which may result from the cessation of the business, cash expenditures directly associated with the exit activities are anticipated to be approximately $0.1 million which are primarily as a result of one-time severance payments and costs of wind-up activities.

Departure and election of certain officers and directors:

On December 2, 2008, Steven R. Arikian, M.D. resigned from all his positions including his positions as the Company’s President and the Chief Operating Officer of Biopharmaceutical Products and Services, and Director. On January 9, 2009, the Bankruptcy Court in the Company’s Chapter 11 proceeding entered an Order confirming the rejection of the Company’s employment agreement with Dr. Arikian.

On December 2, 2008, Samuel S. Duffey, Esq. was appointed to serve in the position of President. Mr. Duffey will also continue to serve in his role as the Company’s General Counsel.

Amendment and termination of Leases:

On December 1, 2008, the Company amended its lease in Tampa, Florida, which decreased the leased premises to approximately 7,400 square feet.

On December 8, 2008, the Bankruptcy entered an Order confirming the rejection of the lease with We’re Associates Company and the Company’s sublease with Federated Payment Systems, LLC, for premises located at Two Hungtinton Quadrangle, Third Floor, North Wing, Melville, New York and the Company no longer has any leasehold interest in these premises.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Subsequent Events (continued):

On March 20, 2009, the Bankruptcy Court entered an Order confirming the rejection of the New York office lease located at 450 Park Avenue South, New York, New York, which had been occupied by Analytica, and Analytica no longer occupies this office space. On May 7, 2009, the Bankruptcy Court entered an Order confirming the entry into a new Sub-lease dated March 31, 2009 for replacement office space located at 24 West 40th Street, New York, New York, to be occupied by Analytica, consisting of approximately 4,000 square feet.

Effective on March 1, 2010, and pursuant to authorization of the Bankruptcy Court, Analytica entered into a new sub-lease for office space located at Meeraner Platz 1, 79539 Lorrach, Germany to be occupied by Analytica’s employees in Germany.

Collegium Compromise:

On April 28, 2009, the Bankruptcy Court entered an Order approving a compromise and settlement (the “Collegium Settlement Agreement”) between the Company and Collegium Pharmaceuticals, Inc. (“Collegium”). The Bankruptcy Court’s Order confirmed the rejection of the pre-petition Licensing and Distribution Agreement, dated November 22, 2005 (“License Agreement”), executed by us, TEAMM and Collegium. The Collegium Settlement Agreement provides that:

(a)	Collegium shall pay to the Company $0.1 million and Collegium shall be free to use, license, sell, offer to sell, import, make, have made or otherwise exploit any and all intellectual property rights and other assets of Collegium, which may be or which may have been subject at any time to the terms of the License Agreement, free from any of the Company’s claim, right, title or interest.

(b)	The Company’s sole remedy against Collegium shall be the right to seek any monetary damages from Collegium available under applicable law or equitable principles (and expressly not against any licensees, transferees or purchasers of any intellectual property rights or other assets granted to the Company under the License Agreement ), including, but not limited to, claims arising out of or relating to Collegium’s conduct relating to or under the License Agreement, alleged breach of the License Agreement, alleged negligence in connection with or related to the License Agreement and alleged misrepresentations, which claims are specifically preserved without limitation (hereafter, the “Excluded Claims”).

(c)	Collegium shall retain all defenses available under applicable law including, but not limited to, the defenses of termination, setoff and recoupment, all of which defenses are specifically preserved (the “Excluded Defenses”); provided, however, that Collegium waives all rights to receive any affirmative recovery of money from us or the Company’s respective bankruptcy estates of any nature whatsoever on account of any rights, claims or defenses, including, but not limited to, any claim for milestone payments allegedly owed by the Company under the License Agreement or any claims against any of the Company’s bankruptcy estates in the Company’s Chapter 11 proceedings (including, but not limited to, any administrative expense or other priority claim, any claim for rejection damages, any claims arising prior to the Petition Date, or any claims scheduled by us). In addition, Collegium’s payment to the Company of $0.1 million shall be credited to any recovery, if any, by the Company on the Excluded Claims, thereby reducing any such recovery against Collegium by $0.1 million.

Analytica-Germany:

On December 1, 2009, Analytica separated the existing employees of its Analytica International GmbH subsidiary into two business units: (1) Outcomes Research and (2) Clinical Trials and Cardiac Research. Effective December 1, 2009, Analytica International GmbH terminated its employment relationship with all employees in the Outcomes Research unit, and these employees were simultaneously hired by Analytica and integrated into Analytica’s U.S. operations. The remaining employees in the Clinical Trials and Cardiac Research unit remain employed by the Analytica International GmbH subsidiary.

On March 18, 2010, Analytica International GmbH filed for insolvency under the provisions of the Insolvency Ordinance administered by the German Courts. Day to day business operations of Analytica International GmbH has ceased, and an Insolvency Receiver has since been appointed by the German Court.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Subsequent Events (continued):

BDSI/Arius Settlement:

On February 17, 2010, the Bankruptcy Court entered an Order approving an Emezine Settlement Agreement (the “Settlement Agreement”) between the Company and BioDelivery Sciences International, Inc. (“BDSI”), entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, its wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”).

The purpose of the Settlement Agreement is to memorialize the terms and conditions of a settlement between us and BDSI (the “Settlement”) of claims relating to a Distribution Agreement dated March 12, 2004 between Arius and TEAMM (the “Distribution Agreement”) related to the marketing and distribution of Emezine, a product licensed by Arius from Reckitt Benckiser Healthcare (UK) Limited. Following the issuance in February 2006 by the FDA of a non-approvable letter with respect to the New Drug Application (“NDA”) for Emezine, BDSI ceased its Emezine related development efforts and on December 17, 2008, the Distribution Agreement was terminated. The Settlement Agreement resolves the Company’s claims against BDSI under the terminated Distribution Agreement.

The Settlement Agreement provides that the parties mutually release all claims that either may have against each other and, in connection therewith, the Company:

(a)	received $2.5 million from BDSI (the “$2.5 Million Payment”); and

(b)	received the following royalty rights (the “Product Rights”) from BDSI with respect to BDSI’s BEMA Granisetron product candidate (“BEMA Granisetron”) (or in the event it is not BEMA Granisetron, the third BDSI product candidate, excluding BEMA Bupremorphine, as to which BDSI files an NDA, which, together with BEMA Granisetron, shall be referred to hereinafter as the “Product”):

(i)	70/30 split (BDSI/Company) of royalty received if a third party sells the Product and 85/15 split on net sales if BDSI sells the Product; and

(ii)	BDSI will, from the sale of the Product, fully recover amounts equal to (1) all internal and external worldwide development costs of the Product (“Costs”) plus interest (measured on weighted average prime interest rate from first dollar spent until Product launch) and (2) the $2.5 Million Payment plus interest (measured on weighted average prime interest rate from the time of payment until Product launch) before the Company begins to receive its split as described in (b) (i) above; and

(c)	issued to BDSI a warrant (“Warrant”) to purchase 2.0 million shares of the Company’s majority-owned subsidiary, Biovest from the Company, with an exercise price equal to 120% of the closing bid price ($0.84) of Biovest’s common stock as of the date the Bankruptcy Court enters a final order authorizing the Company to carry out the Settlement Agreement (February 17, 2010), with the issuance of the Warrant to occur upon receipt of the $2.5 Million Payment by us (March 4, 2010). The Warrant will be exercisable immediately and for a period of seven (7) years from the date of issuance. During the initial two (2) year exercise period, any exercise of the Warrant by BDSI will be subject to approval by Biovest.

In the event that BDSI receives any sublicensing or milestone payments associated with the Product up to and including the NDA approval, BDSI will apply 30% of such payments toward payback of the Costs of the Product plus interest and the $2.5 Million Payment plus the interest.

On March 4, 2010, the $2.5 Million Payment was received by the Company. The transfer of Product Rights shall become effective only upon the Company’s exit from Reorganization, defined as the effective date of the Company’s reorganization plan that is confirmed by the Bankruptcy Court. The transfer of Product Rights shall be deemed terminated in the event that the Company does not exit Reorganization on or before December 31, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Subsequent Events (continued):

In the event of a proposed sale of BDSI or its assets, BDSI has the right to terminate its Product Right payment obligations to the Company under the Settlement Agreement upon the payment to the Company of an amount equal to the greater of: (i) $4.5 million; or (ii) the fair market value of the Product Rights as determined by an independent third party appraiser. Further, if the Product Right is terminated, the Warrant described below will be terminated if not already exercised, and, if exercised, an amount equal to the strike price will, in addition to the amount in (i) or (ii) above, be paid to the Company.

Filing of Plan of Reorganization:

On May 28, 2010, the Company filed its Joint Plan of Reorganization and on July 12, 2010, the Company filed its Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.