Form 10-Q
period 2008-12-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2010-08-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of August 16, 2010, there were 58,048,208 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in “ITEM 1A. RISK FACTORS” of our Form 10-K for the fiscal year ended September 30, 2008 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (Unaudited)	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,135,043	$1,229,087
Accounts receivable:
Trade, net of allowance for doubtful accounts of $10,031 at December 31, 2008 and September 30, 2008	1,991,197	1,674,085
Related party	107,625	122,666
Inventories	615,917	609,284
Unbilled receivables	2,162,897	2,215,270
Deferred finance costs	—	1,038,115
Prepaid expenses and other current assets	586,104	515,332
Currents assets of discontinued operations	—	574,387

Total current assets	6,598,783	7,978,226

Goodwill	1,193,437	1,193,437
Intangible assets	2,765,125	4,385,954
Furniture, equipment and leasehold improvements, net	461,447	913,344
Deferred finance costs, less current portion	2,068,185	1,497,445
Other assets	313,193	329,241
Other assets from discontinued operations	37,159	14,334

	$13,437,329	$16,311,981

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31, 2008 (Unaudited)	September 30,2008
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt:
Hybrid financial instrument at fair value	$—	$5,116,978
Convertible debenture	—	3,585,472
Other long-term debt	—	18,423,143
Lines of credit	—	4,000,000
Accounts payable	590,254	8,670,678
Accrued expenses	1,635,424	3,215,661
Unearned revenues	1,713,192	1,217,934
Dividends payable	—	479,452
Notes payable	—	14,357,574
Notes payable, related parties	502,000	223,915
Customer deposits	153,207	169,339
Derivative liabilities	—	24,778,671
Currents liabilities of discontinued operations	13,033	3,070,817

Total current liabilities	4,607,110	87,309,634

Long-term debt, net of current maturities:
Hybrid financial instrument at fair value	—	1,910,060
Convertible debenture	—	13,025,971
Other long-term debt	—	62,299
Royalty liability, less current portion	—	5,143,241
Other liabilities, related party	—	2,241,188

Total liabilities not subject to compromise	4,607,110	109,692,393

Liabilities subject to compromise	83,459,081	—
Total liabilities	88,066,191	109,692,393
Non-controlling interest in variable interest entities	4,361,563	4,460,493

Commitments and contingencies (Note 17)	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 8,529 and -0- shares issued and outstanding at December 31, 2008 and September 30, 2008 respectively	3,096,833	2,476,999

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 58,048,208 and 54,103,894 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively	58,048	54,104
Treasury stock , 194,907 shares, December 31, 2008 and September 30, 2008	(170,057)	(170,057)
Additional paid-in capital	203,875,923	200,944,102
Accumulated deficit	(285,851,172)	(301,146,053)

Total stockholders’ deficit	(82,087,258)	(100,317,904)

	$13,437,329	$16,311,981

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2008	2007
Net Sales:
Products	$402,566	$775,260
Services	2,292,606	2,803,652

Total net sales	2,695,172	3,578,912

Cost of sales:
Products	323,764	431,567
Services	1,601,664	2,001,736

Total cost of sales (exclusive of amortization of acquired product rights)	1,925,428	2,433,303

Gross margin	769,744	1,145,609

Operating expenses:
Research and development	449,920	481,422
Research and development, related party	—	3,334,178
Sales and marketing	30,468	39,559
General and administrative	2,552,427	4,417,255
Impairment of intangible assets	1,519,367	—

Total operating expenses	4,552,182	8,272,414

Operating loss	(3,782,438)	(7,126,805)
Other income (expense):
Interest expense, including change in fair market value of convertible debentures	2,479,079	(12,950,512)
Interest expense, net, related party	—	(3,177)
Loss on sale of assets	—	(1,147)
Derivative gain (loss)	17,233,742	(2,302,719)
Loss on extinguishment of debt		(1,445,255)
Other income (expense)	(363,624)	247,357

Income (Loss) before reorganization items, non-controlling interest in losses from variable interest entities, discontinued operations and income taxes	15,566,759	(23,582,258)
Reorganization items:
Professional Fees	(254,000)	—
Provision for the rejection of lease (net of $43,553 gain on allowance for leasehold improvements)	(600,447)	—
Provision for indemnity agreements	(509,091)	—

	(1,363,538)	—
Income (loss) before non-controlling interest in variable interest entities	14,203,221	(23,582,258)
Non-controlling interest in losses from variable interest entities	98,930	107,680

Income (loss) before discontinued operations and income taxes	14,302,151	(23,474,578)
Income (loss) from discontinued operations	1,695,489	(1,367,272)
Income (loss) before taxes	$15,997,640	$(24,841,850)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	For the Three Months Ended December 31,
	2008	2007

Income taxes	$(3,000)	$—

Net income (loss)	15,994,640	(24,841,850)
Preferred stock dividend	(699,759)	—

Income (loss) attributable to common shareholders	15,294,881	(24,841,850)

Weighted average shares outstanding, basic and diluted	57,958,347	41,651,901

Per share amounts, basic and diluted:
Continuing operations	0.25	(0.57)
Discontinued operations	0.03	(0.04)
Income (loss) attributable to common stockholders per common share	$0.27	$(0.60)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
Balances, October 1, 2008	54,103,894	$54,104	$200,944,102	$(170,057)	$(301,146,053)	$(100,317,904)
Share-based compensation	—	—	492,300	—	—	492,300
Common stock issued upon the conversion of debentures and related interest	3,353,800	3,354	1,672,970	—	—	1,676,324
Common stock issued upon the conversion of preferred stock	590,514	590	79,334	—	—	79,924
Biovest common stock issued for payment of interest on outstanding debt	—	—	242,063	—	—	242,063
Common stock of Biovest issued for extension of debt	—	—	32,000	—	—	32,000
Biovest common stock warrants issued for modification of debt	—	—	62,325	—	—	62,325
Reclassification of financial instruments from derivative liabilities to equity	—	—	350,829	—	—	350,829
Accretion of preferred stock liability	—	—	—	—	(699,759)	(699,759)
Net income	—	—	—	—	15,994,640	15,994,640

Balances, December 31, 2008	58,048,208	$58,048	$203,875,923	$(170,057)	$(285,851,172)	$(82,087,258)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$15,994,640	$(24,841,850)
Adjustments to reconcile net loss to net cash flows from operating activities:	—	—
Loss on sale and disposal of assets	335,000	1,147
Loss on extinguishment of debt	—	1,445,255
Change in fair market value adjustment of convertible debentures	(6,124,433)	6,343,620
Depreciation	119,072	172,811
Amortization	101,460	293,976
Share-based compensation	492,300	1,043,597
Accretion of capitalized finance costs	467,374	3,302,358
Accretion of debt discounts	1,280,583	2,458,502
Accretion of royalty liability	133,997	141,439
Derivative (gain) loss	(17,233,742)	2,302,719
Impairment of intangible assets	1,519,367	—
Issuance of common stock warrants for finance costs	32,000	—
Issuance of common stock for services	—	224,799
Non-controlling interest in non-cash earnings from variable interest entities	(98,930)	(93,928)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	343,240	881,848
Inventories	596,821	526,200
Unbilled receivables	52,373	(91,564)
Prepaid expenses and other current assets	(6,290)	(554,288)
Other assets	(8,953)	(2,740)
Assets of discontinued operations	(664,144)	—
Accounts payable	782,624	(1,875,147)
Accrued expenses	2,728,061	853,288
Unearned revenues	495,258	541,770
Royalty liability	—	(500,000)
Customer deposits	(16,132)	(319,935)
Liabilities of discontinued operations	(1,779,637)	—

Net cash flows from operating activities	(458,091)	(7,746,123)

Cash flows from investing activities:
Proceeds from sale of assets	—	17,713
Release of restricted cash, net	—	(2,472,667)
Acquisition of furniture, equipment, and leasehold improvements	—	(22,417)

Net cash flows from investing activities	$—	$(2,477,371)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Three Months Ending December 31,
	2008	2007
Cash flows from financing activities:
Payments on notes payable and long-term debt	$(50,000)	$(2,539,337)
Proceeds from the exercise of stock warrants	—	4,641,336
Payment of deferred financing costs	—	(426,236)
Proceeds from notes payable	—	8,606,851
Proceeds from notes payable, related party	500,000	300,000
Payments on line of credit, related party		(700,000)
Payments made (to) from related party, net	3,804	(104,649)
Proceeds from long-term debt	—	500,000
Proceeds from line of credit, net	—	(1,048,093)

Net cash flows from financing activities	453,804	9,229,872

Net change in cash and cash equivalents	(4,287)	(993,622)

Cash and cash equivalents at beginning of period	1,139,330	1,623,140

Cash and cash equivalents at end of period	1,135,043	629,518

Supplemental cash flow information:
Cash paid for:
Interest	16,667	2,249,380
Income taxes	3,000	—

Supplemental disclosure of non-cash financing activity:
Common stock issued upon the conversion of preferred stock	79,924	—
Biovest common stock issued for payment of interest on outstanding debt	242,063	—
Biovest common stock warrants issued for modifications of debt	62,325	—
Reclassification of financial instruments from derivative liabilities to equity	350,829	—
Conversions of convertible debentures and related interest to equity	1,676,324	1,962,731
Conversions of accrued interest to equity	—	238,676
Reclassification of capitalized finance costs to equity upon conversions of debentures	—	140,576
Common stock warrants issued for capitalized finance costs	$—	$7,736,793

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

1. Description of the company business:

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through its, majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, the Company, through its wholly-owned subsidiary, Analytica International, Inc., conducts a health economics research and consulting business which the Company markets to the pharmaceutical and biotechnology industries, using its operating cash flow to support its corporate administration and product development activities.

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

2. Chapter 11 bankruptcy:

On November 10, 2008, Accentia, and its wholly-owned subsidiaries, Analytica International, Inc., TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals, AccentRx, Inc., and Accentia Specialty Pharmaceuticals, Inc. (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). The reorganization cases are being jointly administered along with the Company’s majority-owned subsidiary, Biovest International, Inc. and its wholly-owned subsidiaries. During the pendency of the Chapter 11 proceedings, the Debtors will operate their business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. With existing cash flow and the potential for relatively near-term significant business development opportunities for Revimmune™, BiovaxID® and AutovaxID™, the Chapter 11 proceedings are intended to provide an opportunity for the Company to restore shareholder value and to pay all secured and unsecured creditors. Under protection of the Bankruptcy Court, the Company plans to implement a series of initiatives designed to significantly decrease operating expenses and financing costs, and focus cash and resources on its priority programs that will allow the Company to attract key funding/partnering opportunities. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern once it emerges from Chapter 11. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to successfully restructure its indebtedness and to emerge from bankruptcy with a viable plan for reorganization and with adequate liquidity. The Company believes the Chapter 11 reorganization will achieve these objectives but the Company can provide no assurances. During this reorganization process, the Company expects to continue operations without interruption, while striving to maximize long-term shareholder value.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

2. Chapter 11 bankruptcy (continued):

Under section 362 of the Bankruptcy Code, actions to collect most of the Debtors’ prepetition liabilities, including payments owing to vendors in respect of goods furnished and services provided prior to the Petition Date, are automatically stayed and other contractual obligations of the Debtors generally may not be enforced. Shortly after the Petition Date, the Debtors began notifying all known actual or potential creditors of the Debtors for the purpose of identifying all prepetition claims against the Debtors. The Chapter 11 filings triggered defaults on substantially all debt obligations of the Debtors. The stay provisions of section 362 of the Bankruptcy Code, however, also apply to actions to collect prepetition indebtedness or to exercise control over the property of the Debtor’s estate in respect of such defaults. The rights of and ultimate payments by the Debtors under prepetition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less, and possibly substantially less, than 100% of their face value.

3. Significant accounting policies:

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

Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Discontinued operations

Upon our bankruptcy filing, we discontinued the operations of our TEAMM subsidiary. The operating results have been segregated as income from discontinued operations in the accompanying condensed consolidated statement of operations. The asset and liabilities are segregated in the accompanying condensed consolidated balance sheet.

Consolidation policy

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

The Company does not currently recognize a minority interest in its 75% owned subsidiary pursuant to Accounting Research Bulletin No. 51, Consolidated Financial Statements since the losses applicable to the minority interest in the subsidiary exceed the minority interest in the equity capital of the subsidiary. Therefore, such excess losses and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to fund these losses. However, if future minority equity or earnings do materialize, the majority interest will be credited to the extent of such losses previously absorbed. The Company currently records any equity raised through Biovest as Absorption of Prior Losses Against Minority Interest in the Other Income section on the Consolidated Statement of Operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

3. Significant accounting policies (continued):

Voluntary Petition for Bankruptcy:

On November 10, 2008, the Debtors filed voluntary petitions for relief under Chapter 11. The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company adopted SOP 90-7 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of SOP 90-7. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt during the three months ended December 31, 2008 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

Financial instruments:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

3. Significant accounting policies (continued):

The Company evaluates all significant arrangements and relationships for indications of variable interest entities pursuant to Financial Accounting Standards Board Interpretation 46R, Consolidation of Variable Interest Entities. During, April 2006 and December 2006, the Company and Biovest entered into financing arrangements that involved entities that met the definition of variable interest entities. As a result, the Company and Biovest were required to consolidate these entities and reflect the non-controlling interest in the consolidated financial statements. The consolidated financial statements include the variable interest entities as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC and Revimmune, LLC.

Recent accounting pronouncements:

In September 2006, the FASB issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, we were required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities, has been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. This Statement did not have a material impact upon our financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including and amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159, is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our consolidated financial statements and elected not to adopt the fair value option for any recognized financial assets and liabilities as permitted by SFAS 159.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

3. Significant accounting policies (continued):

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160, amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This will require a reclassification of non-controlling interests in variable interest entities on our consolidated balance sheet to equity and the elimination of non-controlling interest in losses from variable interest entities on our consolidated statement of operations once adopted for our fiscal year beginning October 1, 2009. Earlier adoption is prohibited.

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

In April 2008, the FASB issued FASB Staff Position SOP 90-7-1 (“FSP SOP 90-7-1”), An Amendment of AICPA Statement of Position 90-7. FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under SOP 90-7, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.

In May 2008, the FASB issued FASB Staff Position APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. Currently, the convertible debt we have issued does not fall within the scope of FSP APB 14-1 and thus we do not expect the adoption of APB 14-1 will have any impact on our consolidated financial statements.

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $2.2 million and $0.8 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

4. Liquidity and management’s plans:

During the three months ended December 31, 2008, the Company had an operating loss of approximately $3.8 million. On December 31, 2008, the Company had an accumulated deficit of approximately $286 million and a working capital deficit of approximately $81.5 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on November 10, 2008. The Company will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Issuance of common shares:

In October 2008, the Company issued 3,944,314 shares of its common stock in satisfaction of principal, interest and fees due on its outstanding debt.

Termination of Leases:

On December 8, 2008, the Bankruptcy Court entered an Order confirming the rejection of the Company’s lease with We’re Associates Company and sublease with Federated Payment Systems, LLC, for premises located at Two Huntington Quadrangle, Third Floor, North Wing, Melville, New York and the Company no longer has any leasehold interest in these premises.

Debtor-in-Possession Financing:

On December 22, 2008, Biovest completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owners of which are a director of, or affiliated with directors of Biovest (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of December 31, 2008, the DIP Lender has advanced $0.5 million to Biovest1.

[1]	Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

4. Liquidity and management’s plans (continued):

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the very short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s products. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and continue our ongoing clinical trial is dependent upon the Company’s ability to successfully complete the Chapter 11 reorganization process and to obtain significant external funding in the very near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

5. Inventories:

Inventories (of continuing operations) consist of the following:

	December 31, 2008 (Unaudited)	September 30, 2008
Finished goods, other	$194,471	$172,142
Work-in-process	21,378	67,297
Raw materials	400,068	369,845

	$615,917	$609,284

6. Intangible assets:

Intangible assets consist of the following:

	December 31, 2008 (Unaudited)	September 30, 2008	Weighted Average Amortization Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433
Purchased customer relationships	—	225,137

	1,176,433	1,401,570

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	1,043,811	1,043,813	9.5 years
Product rights	1,628,321	3,706,813	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,527	7.5 years

	$5,533,947	$7,612,441

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

6. Intangible assets (continued):

	December 31, 2008 (Unaudited)	September 30, 2008	Weighted Average Amortization Period
Less accumulated amortization	$(3,945,255)	$(4,628,057)

	1,588,692	2,984,384

Total intangible assets	$2,765,125	$4,385,954

7. Lines of credit:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the line of credit listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of December 31, 2008. See Note 14 for further details.

Lines of credit consist of the following:

	December 31, 2008 (Unaudited)	September 30, 2008
Revolving credit agreement, interest at prime rate (5.0% at December 31, 2008); secured by Company’s accounts receivable and guarantee of major stockholder	$—	$4,000,000

	$—	$4,000,000

8. Notes payable:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the notes payable listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of December 31, 2008. See Note 14 for further details.

Notes payable consist of the following at their recorded value including discounts and accrued interest and fees:

	December 31, 2008	September 30, 2008
Pulaski Bank and Trust Company of St. Louis, MO, $1,750,000 face value, prime rate, note payable	$—	$1,082,000
Southwest Bank Creve Coeur Financial Center of St. Louis, MO, $200,000 face value, prime rate plus 1.0%, note payable	—	200,129
Valens Offshore SPV II, Corp., $3,600,000 face value, 30% note payable	—	5,256,176
Valens U.S. SPV I, LLC, $4,900,000 face value, 30% note payable	—	7,154,237
Note Payable, $300,000 face value, plus $300,000 in shares of the Company’s common stock due upon maturity*	—	643,167
Other	—	21,865

	$—	$14,357,574

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

8. Notes payable (continued):

*	On September 10, 2007, Biovest issued a promissory note to a private third-party individual investor in the amount of $0.3 million. The note initially bore no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of the note all principal was originally due on September 9, 2008. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loans to Laurus Master Fund, Ltd. (“Laurus”) and its affiliates, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (collectively, the “Valens Funds”). Under the terms of the note, Biovest issued 947,867 shares of Biovest’s common stock to the note holder on October 15, 2008 (representing a fair value of $0.3 million) in addition to the $0.3 million in principal due under the note. Biovest used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

On September 9, 2008, the note was modified to extend the maturity date to the October 15, 2008. In consideration for this extension, the note holder was issued warrants to purchase 375,000 shares of Biovest’s common stock at an exercise price of $0.40 per share. The warrants expire five years from issue date.

On October 15, 2008, the note holder elected to exchange this note for a secured debenture in the gross amount of $0.3 million.

Components of the debenture met the definition of derivative financial instruments and required bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method.

Due to the Biovest’s Chapter 11 filing on November 10, 2008, this note became a pre-petition liability of Biovest and has been classified within ‘Liabilities subject to compromise’ in Biovest’s condensed consolidated balance sheet as of December 31, 2008.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

9. Long-term debt:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the long-term debt listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of December 31, 2008. See Note 14 for further details.

Long-term debt consists of the following:

	December 30, 2008	September 30, 2008
Convertible debentures – September 2006 (hybrid financial instrument), at fair value, face value of $6.7 million (2008), and $12.9 million (2007), interest at 8% payable quarterly, principal payable in 37 monthly installments beginning October 2007 through September 29, 2010. Convertible to common stock from $1.25 to $2.60 per share	$—	$7,027,037
Convertible debentures – February 2007, face value of $17.5 million (2008) and $24.6 million (2007), interest at 8% payable quarterly, matures February 2011	—	13,828,904
Secured convertible debentures – June 2008, face value of $8.9 million (June 30, 2008), interest at 8% payable quarterly, no interest for first twelve months, matures June 2011	—	2,782,540
Convertible amortizing term note, due to Laurus, no interest payable monthly, due December 2008	—	8,800,000
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2008, convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, which were exercisable through September 2007	—	35,025
Convertible amortizing term note (owed by Biovest), due to Laurus, interest payable monthly at prime rate plus 2%, (9.75% at September 30, 2007), due March 31, 2009	—	8,714,956
Valens Offshore SPV II, Corp (owed by Biovest), $255,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009	—	378,373
Valens U.S. SPV I, LLC (owed by Biovest), $245,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009	—	363,535
Valens 15% Convertible	—	64,737
Other	—	87,439
Long term accrued interest	—	41,377

	—	42,123,923
Less current maturities	—	(27,125,593)

	$—	$14,998,330

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

10. Royalty liability

On April 17, 2007, Biovest executed an amendment agreement with its senior lender, Laurus, to defer payments of principal on its $7.799 million loan. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID™ instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million, and are required to be paid quarterly with $0.5 million of the minimum royalty having been paid on December 31, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012.

Biovest recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008, Biovest filed a voluntary petition for relief under Chapter 11 (Note 2). While, Biovest remains a debtor in possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to ’Liabilities subject to compromise’ on Biovest’s condensed consolidated balance sheet as of December 31, 2008.

11. Derivative Liabilities

As a result of the Company’s Chapter 11 filings on November 10, 2008, derivative liabilities listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of December 31, 2008. See Note 14 for further details.

The following tabular presentation reflects the components of derivative financial instruments as of:

	December 31, 2008	September 30, 2008
Embedded derivative instruments, bifurcated	$—	$13,775,305
Freestanding derivatives:
Warrants issued with convertible debt	—	2,789,441
Warrants issued with note payable	—	3,114,000
Warrants issued with preferred stock	—	528,463
Warrants issued with other debt	—	1,461,834
Default and investment put options, Biovest	—	176,505
Investment put option, Accentia	—	2,933,123

	$—	$24,778,671

12. Related party transactions:

Notes payable2, related party consists of the following at the recorded value including accrued interest:

	December 31,	September 30,
	2008	2008
Secured convertible debenture – 15%	$—	$122,627
Unsecured convertible promissory note – 10%	—	51,512
Unsecured promissory note – prime plus 2%	—	49,776
Debtor-in-possession note – 16%	502,000	—

	$502,000	$223,915

Secured Convertible Debenture:

On September 22, 2008, Biovest entered into definitive agreements with three investors, all of whom are affiliates, related to a private placement of its 15% Secured Convertible Debentures (the “Debentures”). The definitive documents permit Biovest to place up to $5.0 million in principal amount of its Debentures (the “Private Placement”). Biovest sold $1.150 million in principal amount of its Debentures (the “Initial Tranche”) and sold an additional $0.3 million in principal amount of its Debentures to another individual investor effective as of October 15, 2008 (the “Second Tranche”).

On September 26, 2008, Biovest exchanged the September 11, 2007 and October 12, 2007 unsecured promissory notes outstanding to one of its directors in the gross amount of $0.5 million for Debentures in the gross amount of $0.5 million. Biovest issued to these two directors warrants to purchase a total of 625,000 shares of Biovest common stock at an exercise price of $0.40 per share, which vested immediately and expire in five years. These warrants were issued in consideration of the agreement of these purchasers to extend the maturity date of their promissory notes which had previously reached maturity and then exchanged into the terms of the Debentures discussed above.

On October 29, 2008, and effective as of October 15, 2008, Biovest exchanged the September 9, 2007 unsecured promissory note to a third-party investor , which had been amended and restated as of October 15, 2008, for Debentures in the gross amount of $0.3 million. Biovest also agreed to issue to the purchaser in the Second Tranche warrants to purchase a total of 375,000 shares of Biovest’s common stock at an exercise price of $0.40 per share, vested immediately with a five-year term. These warrants were issued in consideration of the agreement of this purchaser to extend the maturity date of his existing promissory note which had previously reached maturity.

The Debentures are convertible into Biovest’s common stock at $0.32 per share (the “Conversion Price”) and, provided certain conditions are satisfied, Biovest may, at its option, redeem the Debentures for an amount equal to 110% of the then outstanding principal. Each purchaser of Debentures in the Private Placement has the right to elect to be repaid in one of the following methods: a) commencing six months after closing, the Debentures will be amortized through twelve equal monthly payments; or b) a single lump-sum payment of all remaining outstanding principal and accrued interest shall be made on March 31, 2010. All principal amortization payments and monthly interest payments will be made in cash or Biovest may elect to make the payments in shares of its common stock. Biovest’s ability to pay interest with shares of Biovest’s common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of redemption amount unless the shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements. Any common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date. Biovest has the ability to make payment of interest with shares of Biovest’s common stock if the conditions stated herein are not met, upon the consent of the holder of the Debenture, and in that event the common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price in effect at the time of the amortization payment or (ii) 80% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the amortization payment date.

[2]

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

12. Related party transactions (continued):

As a part of the Initial Tranche of the Private Placement, Biovest issued Warrants to the purchasers of the Debentures giving them the right to purchase 1,796,875 shares of Biovest’s common stock at an exercise price of $0.40 per share (the “Exercise Price”). The warrant exercise prices are subject to adjustment for stock splits, stock dividends, and the like. Additionally, the Debentures issued in the Initial Tranche permit the holders to convert into 3,593,750 shares of Biovest’s common stock.

As a part of the Second Tranche of the Private Placement, Biovest issued Warrants to the purchaser of the Debentures giving the holder the right to purchase 468,750 shares of Biovest’s common stock at an exercise price of $0.40 per share (the “Exercise Price”). Additionally, the Debentures issued in the Second Tranche permit the holder to convert into 937,500 shares of Biovest’s common stock. In addition, Biovest issued a total of 947,867 shares of its unregistered common stock to the purchaser of the Second Tranche of the Debentures in payment of an Amended and Restated Promissory Note which was converted into an investment in the Debentures.

In the event that Biovest issues or grants in the future any rights to purchase any of Biovest’s common stock, or other securities convertible into Biovest’s common stock, for an effective per share price less than the Conversion Price or in the instance of warrants the Exercise Price then in effect, the conversion price of all unconverted Debentures and the Exercise Price of all unexercised Warrants will be decreased to equal such lower price. The above-described adjustments to the Conversion Price and Exercise Price for future stock issuances by Biovest will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions.

As a result of Biovest and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect Biovest and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Management concluded that the September 26th modifications added a substantive conversion option to the pre-existing notes and thus applied debt extinguishment accounting to the transaction resulting in a $156,000 loss on extinguishment of debt recorded on Biovest’s consolidated statement of operations for the year ended September 30, 2008. Furthermore, the newly issued secured convertible debentures met the definition of derivative financial instruments and required bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method. The entire balance due under these notes has been reclassified to ‘Liabilities subject to compromise’ on the Company’s condensed consolidated balance sheet as of December 31, 2008 (Note 14).

Unsecured convertible promissory note:

On May 9, 2008, Biovest entered into a financing transaction with one of Biovest’s directors, whereby Biovest issued a convertible promissory note in the amount of $1.0 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, at the election of the lender, upon closing of a financing transaction resulting in net proceeds to Biovest of at least $15.0 million. Interest only is payable monthly and may be paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.50 per share. At any time after issuance of the note the lender may elect to convert all or any portion of the outstanding principal and accrued interest on the note into common stock of Biovest, at a conversion price equal to $0.50 per share. As part of this transaction Biovest issued to the lender a warrant to purchase up to 2.0 million shares of Biovest’s common stock at an exercise price of $0.50 per share, with cashless exercise provisions and a 7-year term. In addition, Biovest entered into an option agreement with the lender whereby the lender may elect, at any time before the earlier to occur of i) notice of a signed term sheet for a financing of specified magnitude or ii) maturity of the note as defined therein, to increase his loan by an amount of up to the full original loan amount ($1.0 million) upon the same terms as contained in the original note, including issuance of additional warrants with the same term, exercise price, and cashless exercise provisions. As a result of this transaction, the Conversion Price applicable to certain other agreements of Biovest was adjusted to equal the conversion/warrant exercise price set forth in this transaction.

As a result of Biovest and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect Biovest and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

12. Related party transactions (continued):

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, Biovest is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 and were accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The entire balance due under these notes has been reclassified to ‘Liabilities subject to compromise’ on the Company’s condensed consolidated balance sheet as of December 31, 2008 (Note 14).

Unsecured promissory note:

On September 26, 2007, Biovest issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% and is payable October 1, 2009. Biovest issued five-year warrants to purchase 25,099 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. As a result of Biovest and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect Biovest and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law. The entire balance due under this note has been reclassified to ‘Liabilities subject to compromise’ on the Company’s condensed consolidated balance sheet as of December 31, 2008 (Note 14).

Debtor-in-possession note:

On December 22, 2008, Biovest completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court (the “Facility”). As of December 31, 2008, the DIP Lender had advanced $0.5 million to Biovest3.

The DIP Transaction was memorialized by a Secured Promissory Note (the “DIP Note”) and Security Agreement dated December 22, 2008. The following describes certain material terms of the DIP Transaction:

•	Principal Amount- Up to $3.0 million

•	Priority and Security- The Facility is a secured super-priority loan to a Debtor-in-Possession and is secured by all assets of Biovest that is senior to all prior and existing liens of Biovest.

•

Advances under the Facility- For all amounts in excess of $1.0 million, Lender and Biovest shall within 30 days of the entry of the Initial Order agree on a list of “milestone” events to be achieved by Biovest through use of these Advances, and Biovest shall be required to make a written request(s) detailing the amount and use and Lender shall in its reasonable discretion approve or reject the written request based upon whether Biovest demonstrates reasonable progress in achieving the agreed milestones.

•

Term- All loans outstanding under the Facility (the “Loans”) shall become due and payable on the earlier of: (i) December 31, 2010; (ii) dismissal of the Chapter 11 Proceeding; (iii) conversion of the Chapter 11 Proceeding to a Chapter 7 Proceeding; or (iv) confirmation of Biovest’s Plan of Reorganization.

•

Interest- Loans will bear interest at 16% per annum computed on a daily basis based on the principal amount outstanding. Interest shall be paid as follows: (i) 10% interest shall be paid monthly and (ii) 6% interest shall accrue and be paid at maturity.

[3]	Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

12. Related party transactions (continued):

•

Points- At the Closing, Biovest paid in cash 4% of the initial $1.0 million of the Facility ($40,000). At the time that Biovest borrows in excess of $1.0 million, Biovest shall pay in cash 4% of the second $1.0 million of the Facility ($40,000). At the time that Biovest borrows in excess of $2.0 million, Biovest shall pay in cash 4% of the third $1.0 million of the Facility ($40,000).

•	Expenses- Biovest issued payment of $25,000 in costs at the Closing.

•

Prepayment- Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that Biovest’s senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to Biovest and Lender.

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

As a result of Biovest and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect Biovest and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

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

14. Liabilities subject to compromise:

As a result of the Company’s Chapter 11 filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ Plan of Reorganization. Although actions to enforce or otherwise effect payment of prepetition liabilities are stayed, at hearings held in November 2008, the Bankruptcy Court granted approval of the Debtors’ administrative motions, generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, business operations, tax matters, cash management, utilities, case management and retention of professionals.

The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On April 8, 2009, the Bankruptcy Court entered an order establishing June 1, 2009 as the claims bar date. The claims bar date is the date by which claims against the Debtors arising prior to the Debtor’s Chapter 11 filings must be filed if the claimants wish to receive any distribution under a confirmed Plan of Reorganization in the Chapter 11process. On April 8, 2009, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the claims bar date and the required procedures with respect to the filing of proofs of claim. As part of the reorganization case, claims timely filed by the bar date will ultimately be reconciled against the amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended). To the extent that the Debtors object to any filed claims, the Bankruptcy Court will make the final determination as to the amount, nature, and validity of such claims. Moreover, the treatment of allowed claims against the Debtors will be determined pursuant to the terms of a Chapter 11 Plan of Reorganization approved by the Bankruptcy Court. Accordingly, the ultimate amount and treatment of such liabilities has not yet been determined.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

14. Liabilities subject to compromise (continued):

SOP 90-7 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Liabilities subject to compromise consist of the following:

December 31, 2008
Accounts payable and accrued expenses (1) (2) (3)	$14,471,456
Hybrid financial instrument	199,899
Convertible debentures	17,871,697
Laurus term note	8,800,000
Valens 15% convertible note, Biovest	123,995
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	22,202,117
Unsecured promissory notes payable to Pulaski Bank and Trust Company of St. Louis, MO (1)	1,000,000
Unsecured promissory note payable to Southwest Bank of St. Louis	202,632
Southwest Bank line of credit	4,000,000
Notes payable, related parties	378,213
Other notes payable	384,793
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	5,277,238
Derivative liabilities	7,328,927
Dividend payable	479,452
Other	738,662

$83,459,081

(1)	The notes issued to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”) are guaranteed by individuals affiliated with Biovest or Accentia. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In addition, in the event of default by Biovest resulting in a payment to the Lender by the guarantors, Biovest agreed to compensate each affected guarantor by issuance of that number of shares of Biovest’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim for the value of approximately 6.4 million shares of Biovest common stock having a fair value of $509,000 as of December 31, 2008. The $509,000 is included in accrued expenses.
(2)	In an effort to decrease operating expenses, Biovest through its Chapter 11 bankruptcy proceedings rejected its lease in Worcester, Massachusetts on December 8, 2008. Biovest recorded a provision of $644,000 to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier. The $644,000 is included in accrued expenses.
(3)	Includes accounts payable and accrued expenses of discontinued operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

15. Stockholders’ equity:

Stock options and warrants

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of a peer company’s stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. This method is used because the Company does not currently have adequate historical option exercise or forfeiture information as a basis to determine expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Stock options and warrants issued, terminated/forfeited and outstanding as of December 31, 2008 are as follows:

	Shares	Average Exercise Price Per Share
Options:
Outstanding, October 1, 2008	4,180,545	$3.33
Granted (1)	2,000,000	0.18
Terminated or forfeited	(202,820)	2.72
Exercised	—

Outstanding December 31, 2008	5,977,725	$2.30

Warrants:
Outstanding, October 1, 2008	23,175,933	$2.33
Granted	—	—
Terminated or forfeited	—	—
Exercised	—	—

Outstanding December 31, 2008	23,175,933	$2.33

(1)	The options are restricted for exercise until confirmation of the bankruptcy plan.

The weighted average grant date fair values of stock options granted as of December 31, 2008 (unaudited), was $0.17.

A summary of the status of the Company’s nonvested stock options as of December 31, 2008, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2008	1,758,985
Granted	2,000,000
Vested	(428,199)
Forfeited	(102,506)

Nonvested at December 31, 2008	3,228,280	$0.62	$0.00

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

16. Segment information:

Domestic and foreign operations

	Three months ended December 31, 2008			Three months ended December 31, 2007
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$1,711,305	$983,867	$2,695,172	$3,197,823	$1,138,242	$4,336,065
Net income (loss)	16,020,375	(25,735)	15,994,640	(24,712,418)	(129,432)	(24,841,850)
Total Assets	10,337,395	3,099,934	13,437,329	34,920,774	2,902,391	37,823,165
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

17. Commitments and contingencies:

Legal proceedings:

Bankruptcy proceedings:

On November 10, 2008, the Company and all of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Company will operate its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court.

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

Analytica litigation:

On December 2, 2005, the Company’s subsidiary, Analytica, commenced litigation in the Supreme Court of New York, New York County against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. . The defendant has filed an Answer containing counterclaims alleging that he is owed contractual bonus and other compensation and seeking damages for wrongful termination against Analytica, the Company and an officer of the Company. Both Analytica and the former employee sought injunctive relief and monetary damages from one another. The Company filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain claims against all defendants. In June 2007, the Court granted the Company’s motion and dismissed defendant’s counterclaims against the Company’s officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. The defendant refiled an Amended Counterclaim in July 2007, and the Company filed a motion seeking to dismiss virtually all claims in the Amended Counterclaim. The Company plans to pursue the Company’s affirmative claims in this matter vigorously and has asserted all available defenses against the counterclaims, which the Company believes are without merit. Upon the filing of Analytica’s and the Company’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law.

Other proceedings:

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations.

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

17. Commitments and contingencies (continued):

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of December 31, 2008.

Guarantee Indemnifications:

Under the terms of the Pulaski Bank and Southwest Bank notes, several board members, executives and other affiliates issued personal guarantees. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Pulaski Bank and Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. Subsequent to the period of this report, in January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the Pulaski Bank and Southwest Bank guarantors are allowed an unsecured claim for the value of approximately 7.6 million shares of Biovest’s common stock.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

17. Commitments and contingencies (continued):

Royalty agreements:

On April 17, 2007, Biovest executed an amendment agreement (the “Amendment”) with Laurus, to defer payments of principal on its $7.8 million loan. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent of world-wide net sales of AutovaxID instruments for a period of five years commencing on May 31, 2007. Under the terms of the royalty agreement Biovest’s royalty payments to Laurus are required to aggregate to a minimum of $8.0 million with $0.5 million of the minimum royalty having been paid on December 10, 2007 and the balance (if any), less actual royalties paid, being due on May 31, 2012.

On October 30, 2007, December 10, 2007, and again on May 30, 2008, Biovest completed and/or modified financing transactions with the Valens Funds, both of which are subsidiary companies of Laurus. Pursuant to these transactions, the Valens Funds were granted an aggregate 19.5% royalty interest (including an assignment of royalty rights from the Company) in the worldwide net commercial sales of Biovest’s biologic products.

Stanford University agreement

In September 2004, Biovest entered into an agreement with Stanford University (“Stanford”) allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, Biovest is obligated to pay a yearly maintenance fee of $10,000 per year. The agreement also provides that Biovest will pay Stanford $0.1 million within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first), and following approval Biovest is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by Biovest for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Our agreement with Stanford obligates us to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. We can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by us that remains uncured for 30 days after written notice of the breach from Stanford.

Distribution agreement:

On June 1, 2007, Biovest entered into a non-exclusive distribution agreement with VWR International, Inc. (“VWR”) to distribute the AutovaxID automated cell culture device in North America. Under the terms of this agreement, Biovest is obligated to pay to VWR 25% of net sales revenue generated from the sales and marketing efforts of VWR on AutovaxID cell culture systems and disposable cultureware used in conjunction with the AutovaxID system. The initial term of this agreement is for 24 months and can be terminated at any time by either party upon 180 days’ prior written notice. Subsequent to the period of this report, effective as of March 21, 2010, Biovest terminated the non-exclusive distribution agreement.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

17. Commitments and contingencies (continued):

Sublicense agreement with related party

On February 27, 2007, the Company entered into a sublicense agreement (the “Accentia Sublicense”) with Revimmune, LLC under which Accentia was granted the exclusive worldwide rights to Revimmune™. The perpetual sublicense allows the Company to develop and market a patent pending treatment for autoimmune diseases. The Accentia Sublicense covers the potential treatment of all autoimmune diseases including but not limited to multiple sclerosis.

Other material terms and conditions of the Accentia Sublicense are as follows:

•

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

•

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

•	The Company will be responsible, at its sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the licensed products.

•

The Company has assumed the cost and responsibility for patent prosecution as provided in the license between Revimmune, LLC and JHU to the extent that the claims actually and directly relate to sublicensed products.

•	Revimmune, LLC’s manager is a director of the Company.

On January 16, 2008, Biovest entered into a sublicense agreement (the “Biovest Sublicense”) with Revimmune, LLC under which Biovest was granted the exclusive worldwide rights to Revimmune™. The Biovest Sublicense allows Biovest to develop and market a patent-pending pharmaceutical treatment in late-stage development for the treatment of and prevention of transplant rejection including rejection following a bone marrow transplant.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

18. Variable Interest Entities:

Accounting for the NMTC financing arrangement and variable interest entities

Biovest evaluated the structure of the NMTC financing arrangements and entities so involved under the context of FIN46. FIN46 provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

Biovest concluded that Biovax Investment, LLC, Telesis CDE Two, LLC, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for Biovest to be required to apply the provisions of FIN46, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by Biovest and the related holder:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

18. Variable Interest Entities (continued):

The above table illustrates the weight of the variable interests that are held by Biovest. In addition, in performing quantitative valuation, Biovest afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, Biovest concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities under the scope of FIN46.

Assets of $20.1 million and liabilities of $15.3 million of the variable interest entities identified above are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Telesis CDE Two, LLC, Biovax Investment, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on Biovest’s September 30, 2007 consolidated balance sheet as non-controlling interests in variable interest entities.

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC have been consolidated with the Company as of February 27, 2007 and through December 31, 2008. As of December 31, 2008, Revimmune, LLC’s assets and equity were approximately $28,321. Accentia had no non-controlling interest in earnings from Revimmune, LLC for the three months ended December 31, 2008.

Non-controlling interest in income (loss)

Biovest’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the three months ended December 31, 2008 consist of the following:

December 31, 2008
Biovax Investment LLC	$112,521
Telesis CDE Two, LLC	(17,389)
AutovaxID Investment, LLC	112,921
St. Louis NMTC Fund II, LLC	(109,123)
Revimmune, LLC	—

Non-controlling interest in losses from variable interest entities	$98,930

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

19. New Market Tax Credit Transactions:

April 2006 NMTC Transaction4:

On April 25, 2006, Biovest through its wholly owned subsidiary, Biovax, Inc. (“Biovax”), closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: the Company, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“U.S. Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

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

[4]

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

19. New Market Tax Credit Transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

19. New Market Tax Credit Transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

19. New Market Tax Credit Transactions (continued):

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

December 2006 NMTC Transaction5 :

On December 8, 2006, Biovest through its wholly owned subsidiary, AutovaxID, Inc. (“AutovaxID”), closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, the Company, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

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

[5]

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

19. New Market Tax Credit Transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

19. New Market Tax Credit Transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

19. New Market Tax Credit Transactions (continued):

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

20. Subsequent Events:

Entry into and termination of Leases:

On March 20, 2009, the Bankruptcy Court entered an Order confirming the rejection of the New York office lease located at 450 Park Avenue South, New York, NY 10016, which had been occupied by the Company’s Analytica, subsidiary. Analytica no longer occupies this office space. On May 7, 2009, the Bankruptcy Court entered an Order confirming the entry into a new sublease, dated March 31, 2009, for replacement office space located at 24 West 40th Street, New York, New York, to be occupied by Analytica, consisting of approximately 4,000 square feet.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

20. Subsequent Events (continued):

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

BDSI/Arius Settlement:

On February 17, 2010, the Bankruptcy Court, entered an Order approving an Emezine Settlement Agreement (the “Settlement Agreement”) between the Company and BioDelivery Sciences International, Inc. (“BDSI”), entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, its wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”).

The purpose of the Settlement Agreement is to memorialize the terms and conditions of a settlement between the Company and BDSI (the “Settlement”) of claims relating to a Distribution Agreement dated March 12, 2004 between Arius and TEAMM (the “Distribution Agreement”) related to the marketing and distribution of Emezine, a product licensed by Arius from Reckitt Benckiser Healthcare (UK) Limited. Following the issuance in February 2006 by the FDA of a non-approvable letter with respect to the New Drug Application (“NDA”) for Emezine, BDSI ceased its Emezine related development efforts and on December 17, 2008, the Distribution Agreement was terminated. The Settlement Agreement resolves the Company’s claims against BDSI under the terminated Distribution Agreement.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

20. Subsequent Events (continued):

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

(c)	issued to BDSI a warrant (“Warrant”) to purchase 2.0 million shares of the Company’s majority-owned subsidiary, Biovest, from the Company, with an exercise price equal to 120% of the closing bid price ($0.84) of Biovest’s common stock as of the date the Bankruptcy Court enters a final order authorizing the Company to carry out the Settlement Agreement (February 17, 2010), with the issuance of the Warrant to occur upon receipt of the $2.5 Million Payment by us (March 4, 2010). The Warrant will be exercisable immediately and for a period of seven (7) years from the date of issuance. During the initial two (2) year exercise period, any exercise of the Warrant by BDSI will be subject to approval by Biovest.

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

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through our, majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, through our, wholly-owned subsidiary, Analytica International, Inc., we conduct a health economics research and consulting business (Analytica International, Inc.) which we market to the pharmaceutical and biotechnology industries, using our cash flow to support our corporate administration and product development activities.

Revimmune™ is being developed as a comprehensive system of care for the treatment of MS and other human autoimmune diseases. In the treatment of MS, Revimmune seeks to restore neurological and physical functions that have been lost due to disease progression as well as to delay further disease progression. Revimmune’s primary mode of action is to eliminate mature white blood cells (lymphocytes) that circulate throughout the body, including the white blood cells that are believed to cause the progressive disability characteristic of autoimmune disease. At the same time, Revimmune selectively seeks to spare immature immune stem cells in the bone marrow which can repopulate the immune system without the autoimmunity. As part of Revimmune therapy, an immune “rebooting” process takes place as the marrow stem cells reform the immune system with new cells lacking autoimmunity. We are currently planning a Phase 3 clinical trial of Revimmune for the treatment of MS. Additionally, we anticipate potential future studies in other conditions with an underlying autoimmune component.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended December 31, 2008 excluding discontinued operations were $2.7 million, a decrease of $0.8 million, or 25%, from the three months ended December 31, 2007. The decrease in our consolidated net sales for the three months ended December 31, 2008 reflects a decrease of $0.6 million in Biovest’s net sales. Sales from the instrumentation segment decreased $0.4 million due mainly to a decrease in unit sales of Biovest’s disposable units used in Biovest’s hollow-fiber production instrumentation. Biovest’s service revenue decreased $0.2 million compared to the same quarter in the previous fiscal year.

Cost of Sales. Our cost of sales for the three months ended December 31, 2008 was $1.9 million, or 71% of net sales, compared to $2.4 million, or 68% of net sales, during the three months ended December 31, 2007. This represented a decrease of $0.5 million, or 21%, over the three months ended December 31, 2007 primarily due to unabsorbed overhead in both Biovest’s cell culture and instrumentation segments.

Research and Development Expenses. Our research and development costs were $0.4 million for the three months ended December 31, 2008; a decrease of $3.4 million, or 88%, over the three months ended December 31, 2007. Our Biovest subsidiary’s research and development expense decreased by $0.5 million during the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Massachusetts on December 8, 2008. Our research and development expense decreased approximately $2.9 million over the three months ended December 31, 2007, due to the completion of the SinuNase clinical trials.

General and Administrative Expenses. Our general and administrative expenses were $2.6 million for the three months ended December 31, 2008; a decrease of $1.9 million, or 42%, over the three months ended December 31, 2007. This decrease is primarily due to a reduction in accounting fees of $0.3 million, $0.1 million in payroll and payroll related expenses, and $0.6 million in stock compensation expense.

Interest Income and Expense. In the three months ended December 31, 2008, our interest income including the change in fair market value of hybrid debentures was $2.5 million compared to expense of $13.0 million over the three months ended December 31, 2007. The change is due primarily to a $6.1 million income from the change in value of the hybrid debentures in the three months ended December 31, 2008 compared to a $6.3 million expense for the same period in the previous fiscal year.

Derivative gain/loss. Derivative gain was $17.2 million for the three months ended December 31, 2008 as compared to a loss of $2.3 million for the three months ended December 31, 2007. This increase is primarily related to the derivative instruments issued in conjunction with our various financings, and results primarily from the decrease in our common stock price, on which the derivative liabilities are based, during the quarter ended December 31, 2008.

Loss on extinguishment of debt. The loss on extinguishment of debt for the three months ended December 31, 2007 was $1.4 million as compared to no loss for the three months ended December 31, 2008. On October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January 2008, at which point adjusted principal payments of $0.3 million per month were to commence. As consideration for the forbearance, Biovest was to pay to Laurus an additional $1.8 million upon the maturity of the note on March 31, 2009.

Biovest applied the provisions of EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of the terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2008.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the three months ended December 31, 2008 and December 31, 2007 was $0.1 million relating to Biovest’s interest in the NMTC entities.

Income/Loss from discontinued operations. The income from discontinued operations was $1.7 million for the three month ended December 31, 2008, compared to the loss of $1.4 million for the three months ended December 31, 2007. We ceased operating Accentia Pharmaceuticals on November 10, 2008 upon filing our petition for reorganization under Chapter 11. Reserves for returns, rebates, and chargebacks were reduced during three months ended December 31, 2008 due to the cessation of operations.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We have historically had significant losses from operations. On December 31, 2008, we had an accumulated deficit of approximately $285 million and a working capital deficit of approximately $81.5 million including those liabilities subject to compromise through our Chapter 11 proceedings. We filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 10, 2008. We will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered certified public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about our ability to continue as a going concern. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities from our Biovest subsidiary and income from our Analytica subsidiary, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully emerge from Chapter 11 and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Revimmune™, BiovaxID®, and AutovaxID™.

Debt Financing6

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

[6]

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

The other material terms and conditions of the Payoff and Amendment Agreements are as follows:

•

We entered into an Assignment of Sale Proceeds with Laurus whereby we assigned to Laurus the proceeds of a contemplated sale of Analytica, up to a total of $8.8 million, with us and Laurus equally dividing any proceeds of such a sale in excess of $8.8 million. This sale of Analytica (and/or cash payment in the amount of $8.8 million) was required to occur on or before December 31, 2008. If we did not sell Analytica by December 31, 2008, we had the right to make cash payment to Laurus up to the amount of the shortfall. Since we did not sell Analytica by December 31, 2008 and did not receive sale proceeds or make other cash payments of $8.8 million, Laurus may seek the cash shortfall from us or may elect to take possession of the stock of Analytica, and we will continue to be obligated for any deficiency in the event Laurus sells Analytica. Laurus also has the right to receive the assignment of additional royalty rights as described below.

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

We determined the above modification was within the scope SFAS15 and EITF 02-04. Therefore, we have recorded the debt in the amount of the future cash payments of $8.8 million. As a result of the November 10, 2008 Chapter 11 filings by our subsidiaries and us, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Credit Facility with Laurus Master Fund, Ltd., Biovest. On March 31, 2006, our majority-owned subsidiary, Biovest, closed a financing transaction (the “Transaction”) with Laurus, pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Note”) and a warrant to purchase up to 18,087,889 shares of Biovest’s common stock at an exercise price of $0.01 per share (the “Warrant”). Since June 2003, we have been the primary source of financing for Biovest; however, this Transaction with Laurus represents the initial financing by Biovest from sources other than us.

The Note and Warrant were purchased pursuant to a Note and Warrant Purchase Agreement between Biovest and Laurus (the “Purchase Agreement”). The following describes certain material terms of, and activity related to, the Biovest Transaction:

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

•

Pursuant to the original terms of the Note, Biovest was required to make certain principal and interest payments commencing in calendar year 2007. Biovest did not commence making such payments when originally due and reached an understanding that such payments would not commence while Biovest sought additional financing. This understanding was formalized into a letter agreement dated March 21, 2007 and was effective April 17, 2007 (the “Letter Agreement”). Biovest closed a short-term borrowing of $0.75 million from Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”). In addition to formalizing and continuing Laurus’ forbearance, the Letter Agreement rescheduled future payments due from Biovest to Laurus under the Note. Under the Letter Agreement past due and ongoing principal payments on the Note were deferred until August 1, 2007, when adjusted monthly principal payments of $0.3 million per month were commenced. As consideration for the forbearance Biovest granted to Laurus a non-cancelable royalty equal to three percent (3%) of world-wide net sales of AutovaxID instruments for a period of five years commencing on the earlier of May 31, 2007, or the completion of a long term financing by Biovest. Under the terms of the royalty agreement, Biovest’s royalty payments to Laurus are required to aggregate a minimum of $8.0 million with $0.5 million of the minimum royalty being payable on December 31, 2007, and the balance (if any), less actual royalties paid, being due at the end of the five year royalty term. In addition, upon satisfaction of certain conditions of the Letter Agreement, Laurus consented to Biovest seeking and, if available, entering into bridge loans in an aggregate amount of up to $7.0 million.

•

The Note became due and payable on March 31, 2009, provided that any portion of the principal amount not contained in the Restricted Account would be amortized in equal monthly payments of principal and interest beginning on July 1, 2006 and ending on the maturity date. The initial monthly payment amount would be $9,060.61 per month, provided that as amounts are released from the Restricted Account from time to time, such amounts would be added to the amortizing portion of the Note, and the monthly payments would increase accordingly. The Note can be prepaid by Biovest at any time without penalty.

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

On July 31, 2008, Biovest again extended the maturity date of all debt outstanding to Laurus and Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”). This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007; and 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. We also agreed to pay an additional $4.4 million fee on the notes, payable at maturity.

As a result of the November 10, 2008, Chapter 11 filings by Biovest and its subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

New Market Tax Credit Financing. On April 25, 20067, Biovest’s wholly-owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: our Company, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“U.S. Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

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

[7]

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

In contemplation of Transaction I, we, along with Biovest, formed Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. We used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two of our directors. On April 27, 2006, Biovest redeemed 10.0 million shares of common stock owned of record by us for a $6.0 million cash payment which equaled the market price of $0.60 per share. We used the proceeds of the stock redemption to repay our intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with us whereby, Biovest purchased our 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to us 10.0 million shares of common stock, representing the negotiated value of the purchased interest.

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

•

We, along with Biovest and certain member of our board of directors and Biovest’s board of directors, entered into a guarantee arrangement with the CDE for the debt service of Biovax. Biovest has guaranteed 100% of the debt service while our directors and Biovest’s directors have guaranteed up to $6.0 million of the debt service. In addition, we have partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

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

On December 8, 20068, Biovest’s wholly-owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, our Company, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

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

[8]

In July 2010, Biovest and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our Guaranty, Biovest’s and all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

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

Both notes, through a series of modification agreements have had their maturity dates extended to March 31, 2009. The notes can be prepaid at any time without penalty, bear interest at the prime rate (5.0% per annum at September 30, 2008) and are unsecured obligations, subordinated to Biovest’s outstanding loans to Laurus and the Valens Funds. Biovest issued Pulaski Bank 550,000 shares of Biovest’s common stock as well as warrants to purchase an additional 354,167 shares of its common stock at $1.10 per share in connection with the origination and modifications of these notes.

The promissory notes are guaranteed by entities and individuals affiliated with us or Biovest. Biovest issued to the guarantors warrants to purchase an aggregate total of 3,632,913 shares of Biovest common stock, par value $0.01 per share, at an exercise price of $0.32 per share. Biovest has agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, Biovest has agreed to compensate each affected guarantor by issuance of that number of shares of Biovest restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. As a result of the November 10, 2008, Chapter 11 filings by Biovest, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

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

McKesson Corporation. On June 17, 2008, we entered into an Amendment No. 1 to Termination Agreement Re Biologics Distribution Agreement (the “Termination Amendment”) with McKesson. The Termination Amendment provides that the “Put” option in the existing agreement, which allows McKesson to “put” shares of our common stock back to us on August 22, 2008 in the event that McKesson has not realized a defined minimum return on sale of those shares, is replaced by a mandatory redemption by us, upon request by McKesson, in the initial month of up to 74,907 shares at $2.67 per share ($200,001.69 for the first month), then up to 40,000 shares per month at $2.67 per share ($106,800 per month) for the second through twelfth month; after 12 months the amount of mandatory monthly redemption which may be requested by McKesson shall increase from 40,000 shares to up to 80,000 shares being redeemed. Also, pursuant to the Termination Amendment, McKesson has released its security interest in all our assets. We agreed to pledge to McKesson a number of shares of Company-owned common stock of Biovest with a market value equal to twice the remaining amount due to McKesson less the market value of our common stock held by McKesson, with the requirement that the number of pledged Biovest shares be subject to quarterly adjustment so at all times McKesson is secured with Biovest shares on a “2X” basis based on the difference between the remaining amount owed and the market value of McKesson-owned our Company common stock. As a result of the November 10, 2008, our Chapter 11 filing, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005 we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company (“Southwest Bank”). In March 2006, we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees some of our shareholders and affiliates. As of December 31, 2008, all of the $4.0 million credit facility had been drawn and was outstanding.

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

The September 2006 Debentures were convertible at any time, at the option of the holder into shares of our common stock at $2.60 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that we issue or grant in the future any rights to purchase any of our common stock, or other security convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted September 2006 Debentures will be decreased to equal such lower price. The September 2006 Debentures are also exchangeable for shares of common stock of Biovest held by us at an exchange price of $1.00 per share, subject to adjustment for stock splits, stock dividends, and the like, at any time after the earlier to occur of (i) September 29, 2007 or (ii) such time as the closing price of Biovest’s common stock exceeds $2.25 for each of 20 consecutive trading days, subject to certain volume requirements and other conditions. In the event that Biovest issues or grants in the future any rights to purchase any of Biovest’s common stock, or other security convertible into Biovest’s common stock, for a per share price less than the exchange price then in effect, the exchange price for all unconverted September 2006 Debentures will be decreased to equal such lower price. The above-described adjustments to the conversion price or exchange price for future stock issuances by us or Biovest will not apply to certain exempt issuances, including stock issuances pursuant to employee stock option plans and strategic transactions. On June 17, 2008, pursuant to a private placement transaction, the issued September 2006 Private Placement conversion price was reset to $1.25 per share for certain September 2006 Private Placement holders. On September 23, 2008, pursuant to a Biovest private placement transaction, the issued September 2006 Private Placement (Biovest) exchange price was reset to $0.32 per share for certain September 2006 Private Placement holders.

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

In addition, the total number of shares of Biovest common stock held by us that may be transferred to the investors in the September 2006 Private Placement pursuant to the September 2006 Debentures or associated warrants may not exceed 18.0 million shares in the aggregate. Pursuant to a Pledge Agreement among us and all of the purchasers of the September 2006 Debentures, the September 2006 Debentures are also secured by these 18.0 million shares of Biovest common stock held by us.

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

Prior to maturity, the February 2007 Debentures will bear interest at 8% per annum with interest payable quarterly in arrears in cash, or, at our option, in shares of our common stock. We informed the holders of the February 2007 Debentures that we would pay interest with shares of our common stock because of our satisfaction of certain specified conditions, specifically the existence of an effective registration statement (dated July 17, 2007) covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the stock to be issued. Shares delivered in payment of interest were valued at 90% of the average of the daily volume weighted average price of the shares for the 20 trading days prior to the interest payment date. All overdue accrued and unpaid interest and principal will bear default interest at a rate of 18% per annum.

On March 1, 2008, and on the 1 st of each month thereafter, through November 2008, we redeemed 1/37th of the face value of the February 2007 Debentures in cash or with shares of our common stock. Our ability to pay redemption payments with shares of our common stock will be subject to specified conditions, No payment in common stock made by our company may exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the redemption payment. Any of our common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment. Any unconverted February 2007 Debentures will become due on the fourth anniversary of the issue date of the February 2007 Debentures.

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

As a part of the February 2007 Private Placement, we issued warrants to the purchasers of the February 2007 Debentures, which were immediately exercisable, initially giving them the right to purchase up to an aggregate of 2.2 million shares of our common stock at an exercise price of $4.25 per share (the “Long Term Warrants”) and an aggregate of 3.1 million shares of our common stock at an exercise price of $4.00 per share (the “Short Term Warrants” and, together with the Long Term Warrants, the “February 2007 Warrants”). As a result of reset provisions contained in such warrants similar to the reset provisions in the February 2007 Debentures. On June 17, 2008, pursuant to a private placement transaction, the issued February 2007 Private Placement exercise price was reset to $1.50 per share for certain February 2007 Private Placement holders. All of the Short Term Warrants expired on October 19, 2007. All of the Long Term Warrants will expire on February 28, 2012. In connection with the February 2007 Private Placement, we also issued to the placement agents for the transaction warrants to purchase an aggregate of 405,918 shares of our common stock at an exercise price of $4.00 per share.

As a result of the November 10, 2008, Chapter 11 filings by our subsidiaries and us, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

January 2008 Convertible Preferred Stock

On January 18, 2008, we entered into definitive agreements and closed a private placement (the “January 2008 Private Placement”) of $8.7 million of convertible preferred stock (the “Preferred Stock”) (8,950 shares at $1,000 per share stated value). The net proceeds after placement agent fees of approximately $0.6 million, but before other expenses associated with the transaction, were approximately $8.1 million. In connection with the January 2008 Private Placement, we also issued to the Placement Agent warrants to purchase an aggregate of 163,464 shares of our common stock at an exercise price of $2.67 per share.

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

As a part of the January 2008 Private Placement, we issued short-term warrants (the “Short-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 3,269,283 shares of our common stock at an exercise price of $2.67 per share. These Short-Term Warrants expired April 23, 2008. We also issued long-term warrants (the “Long-Term Warrants”) to the purchasers of the Preferred Stock giving them the right to purchase up to 1,634,639 shares of our common stock at an exercise price of $2.67 per share. The Long-Term Warrants will expire on January 17, 2014. On June 17, 2008, pursuant to a private placement transaction, the issued Warrants’ exercise price was reset without further anti-dilution protection to $1.50 per share for certain January 2008 Private Placement holders who participated in the June 17, 2008 transaction. In the event that any proceeds are realized by we upon the exercise of Short-Term Warrants described herein, the Placement Agent shall receive an additional placement fee in amount equal to 7% of any such Long-Term Warrant proceeds.

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

On September 22, 2008, as part of Biovest’s Secured Convertible Debenture transaction described herein, Biovest issued to Valens U.S. SPV I, LLC a secured convertible debenture in the principal amount of $0.65 million. The debentures accrue interest at 15% per annum, payable monthly, in cash, or at Biovest’s option, in shares of Biovest common stock. The debentures are secured by all of Biovest’s assets and are subordinate to the existing notes outstanding to Laurus and the Valens Funds.

As a result of the November 10, 2008, Chapter 11 filings by Biovest, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Cash Flows for the Three Months Ended December 31, 2008

For the three months ended December 31, 2008, we used approximately $0.5 million in cash to fund our operating. The use for operating activities included a net income of $15.9 million, a decrease in inventory of $0.3 million, an increase in accrued expenses of $0.8 million, an increase in accounts payable of $1.0 million, and a net change in unbilled revenues and unearned revenue of $0.5 million. This use of cash was offset by non-cash uses of approximately $3.0 million.

We had no net cash outflow from investing activities for the three months ended December 31, 2008.

We had net cash flows from financing activities of $0.5 million for the three months ended December 31, 2008. Proceeds from notes payable, related party were $0.5 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we and all of our subsidiaries filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (“Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we will operate our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. All pending or threatened litigation or claims involving us were automatically stayed as a result of this Chapter 11 filing, and all such claims may be subject to compromise or modification through the terms of any Plan of Reorganization filed by us in the Chapter 11 proceedings.

Biovest litigation:

On August 4, 2008, our Biovest subsidiary was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. Biovest intends to seek the dismissal of this litigation and plans to defend these claims vigorously. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law.

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

Other proceedings:

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations.

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended September 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

Engagement and termination of Leases:

On March 20, 2009, the Bankruptcy Court entered an Order confirming the rejection of the New York office lease for the office located at 450 Park Avenue South, New York, NY 10016, which had been occupied by our Analytica subsidiary. Analytica no longer occupies this office space. On May 7, 2009, the Bankruptcy Court entered an Order confirming the entry into a new sublease, dated March 31, 2009, for Analytica’s replacement office space located at 24 West 40th Street, New York, NY, consisting of approximately 4,000 square feet.

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

Collegium Compromise:

On April 28, 2009, the Bankruptcy Court entered an Order approving a compromise and settlement (the “Collegium Settlement Agreement”) between the Company and Collegium Pharmaceuticals, Inc. (“Collegium”). The Bankruptcy Court’s Order confirmed the rejection of the pre-petition Licensing and Distribution Agreement, dated November 22, 2005 (“License Agreement”), executed by us, TEAMM and Collegium. The Collegium Settlement Agreement provides that:

(a)	Collegium shall pay to us $0.1 million and Collegium shall be free to use, license, sell, offer to sell, import, make, have made or otherwise exploit any and all intellectual property rights and other assets of Collegium, which may be or which may have been subject at any time to the terms of the License Agreement, free from any of our claim, right, title or interest.

(b)	Our sole remedy against Collegium shall be the right to seek any monetary damages from Collegium available under applicable law or equitable principles (and expressly not against any licensees, transferees or purchasers of any intellectual property rights or other assets granted to us under the License Agreement), including, but not limited to, claims arising out of or relating to Collegium’s conduct relating to or under the License Agreement, alleged breach of the License Agreement, alleged negligence in connection with or related to the License Agreement and alleged misrepresentations, which claims are specifically preserved without limitation (hereafter, the “Excluded Claims”).

(c)	Collegium shall retain all defenses available under applicable law including, but not limited to, the defenses of termination, setoff and recoupment, all of which defenses are specifically preserved (the “Excluded Defenses”); provided, however, that Collegium waives all rights to receive any affirmative recovery of money from us or our respective bankruptcy estates of any nature whatsoever on account of any rights, claims or defenses, including, but not limited to, any claim for milestone payments allegedly owed by us under the License Agreement or any claims against any of us or our bankruptcy estates in our Chapter 11 proceedings (including, but not limited to, any administrative expense or other priority claim, any claim for rejection damages, any claims arising prior to the Petition Date, or any claims scheduled by us). In addition, Collegium’s payment to us of $0.1 million shall be credited to any recovery, if any, by us on the Excluded Claims, thereby reducing any such recovery against Collegium by $0.1 million.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCENTIA BIOPHARMCEUTICALS, INC. (Registrant)

Date: August 16, 2010	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chief Executive Officer; Chairman of the Board; Director
(Principal Executive Officer)

Date: August 16, 2010	/s/ Alan M. Pearce
Alan M. Pearce
Chief Financial Officer; Director
(Principal Financial Officer and Principal Accounting Officer)