Form 10-Q
period 2009-03-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2010-08-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,026,661	$1,229,087
Accounts receivable:
Trade, net of allowance for doubtful accounts of $10,031 at March 31, 2009 and September 30, 2008	1,487,584	1,674,085
Related party	121,390	122,666
Inventories	574,270	609,284
Unbilled receivables	2,127,058	2,215,270
Deferred finance costs	—	1,038,115
Prepaid expenses and other current assets	463,877	515,332
Currents assets of discontinued operations	—	574,387

Total current assets	5,800,840	7,978,226

Goodwill	1,193,437	1,193,437
Intangible assets	2,721,112	4,385,954
Furniture, equipment and leasehold improvements, net	398,020	913,344
Deferred finance costs, less current portion	1,793,296	1,497,445
Other assets	321,556	329,241
Other assets from discontinued operations	12,159	14,334

	$12,240,420	$16,311,981

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	March 31, 2009 (Unaudited)	September 30, 2008
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt:
Hybrid financial instrument at fair value	$—	$5,116,978
Convertible debenture	—	3,585,472
Other long-term debt	—	18,423,143
Lines of credit	—	4,000,000
Accounts payable	907,719	8,670,678
Accrued expenses	1,754,895	3,215,661
Unearned revenues	1,011,700	1,217,934
Dividends payable	—	479,452
Notes payable	—	14,357,574
Notes payable, related parties	1,022,486	223,915
Customer deposits	153,057	169,339
Derivative liabilities	—	24,778,671
Currents liabilities of discontinued operations	—	3,070,817

Total current liabilities	4,849,857	87,309,634

Long-term debt, net of current maturities:
Hybrid financial instrument at fair value	—	1,910,060
Convertible debenture	—	13,025,971
Other long-term debt	—	62,299
Royalty liability, less current portion	—	5,143,241
Other liabilities, related party	—	2,241,188

Total liabilities not subject to compromise	4,849,857	109,692,393

Liabilities subject to compromise	95,933,357	—
Total liabilities	100,783,214	109,692,393
Non-controlling interest in variable interest entities	4,264,439	4,460,493

Commitments and contingencies (Note 17)	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 8,529 and -0- shares issued and outstanding at March 31, 2009 and September 30, 2008 respectively	3,796,592	2,476,999

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 58,048,208 and 54,103,894 shares issued and outstanding at March 31, 2009, and September 30, 2008 respectively	58,048	54,104
Treasury stock, 194,907 shares, March 31, 2009 and September 30, 2008	(170,057)	(170,057)
Additional paid-in capital	204,305,103	200,944,102
Accumulated deficit	(300,796,919)	(301,146,053)

Total stockholders’ deficit	(96,603,825)	(100,317,904)

	$12,240,420	$16,311,981

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Net Sales:
Products	$719,855	$840,334	$1,122,420	$1,615,594
Services	2,537,256	3,061,231	4,829,862	5,864,883

Total net sales	3,257,111	3,901,565	5,952,282	7,480,477

Cost of sales:
Products	428,015	500,026	751,779	931,593
Services	1,772,194	1,555,483	3,373,857	3,557,219

Total cost of sales (exclusive of amortization of acquired product rights)	2,200,209	2,055,509	4,125,636	4,488,812

Gross margin	1,056,902	1,846,056	1,826,646	2,991,665

Operating expenses:
Research and development	296,654	2,656,686	746,574	6,472,286
Sales and marketing	42,900	66,164	73,368	105,723
General and administrative	1,828,220	4,733,794	4,380,647	9,151,051
Impairment of intangible assets	—	—	1,519,367	—

Total operating expenses	2,167,774	7,456,644	6,719,956	15,729,060

Operating loss	(1,110,872)	(5,610,588)	(4,893,310)	(12,737,392)
Other income (expense):
Interest expense, including change in fair market value of convertible debentures	(3,926,953)	(4,138,680)	(1,447,874)	(17,089,192)
Interest expense, net, related party	—	(2,492)	—	(5,669)
Loss on sale of assets	—	(49)	—	(1,196)
Derivative (loss) gain	(8,642,064)	3,359,781	8,591,678	1,057,062
Loss on extinguishment of debt		(383,895)		(1,829,150)
Other (expense) income	(64,173)	292,916	(427,797)	540,271

(Loss) income before reorganization items, non-controlling interest in losses from variable interest entities, discontinued operations and income taxes	(13,744,062)	(6,483,007)	1,822,697	(30,065,266)
Reorganization items:
Professional Fees	(180,136)	—	(434,136)	—
Provision for the rejection of lease (net of $43,553 gain on allowance for leasehold improvements)	—	—	(600,447)	—
Provision for indemnity agreements	(407,273)	—	(916,364)	—

	(587,409)	—	(1,950,947)	—
Loss before non-controlling interest in variable interest entities	(14,331,471)	(6,483,007)	(128,250)	(30,065,266)
Non-controlling interest in losses from variable interest entities	97,124	117,405	196,054	225,085

(Loss) income before discontinued operations and income taxes	(14,234,347)	(6,365,602)	67,804	(29,840,181)
Income (loss) from discontinued operations	(11,641)	(1,927,081)	1,683,848	(3,294,352)
Income (loss) before taxes	(14,245,988)	(8,292,683)	1,751,652	(33,134,533)

Income taxes	—	—	(3,000)	—

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Net (loss) income	$(14,245,988)	$(8,292,683)	1,748,652	(33,134,533)
Preferred stock dividend	(699,759)	(226,499)	(1,399,518)	(226,499)
(Loss) Income attributable to common shareholders	(14,945,747)	(8,519,182)	349,134	(33,361,032)

Weighted average shares outstanding, basic and diluted	58,048,208	43,681,670	58,002,784	42,661,240

Per share amounts, basic and diluted:
Continuing operations	(0.25)	(0.15)	0.00	(0.70)
Discontinued operations	0.00	(0.05)	0.03	(0.08)
Loss attributable to common stockholders per common share	$(0.26)	$(0.20)	$0.01	$(0.78)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock
	Shares	Amount			Accumulated Deficit	Total
Balances, October 1, 2008	54,103,894	$54,104	$200,944,102	$(170,057)	$(301,146,053)	$(100,317,904)
Share-based compensation	—	—	921,480	—	—	921,480
Common stock issued upon the conversion of debentures and related interest	3,353,800	3,354	1,672,970	—	—	1,676,324
Common stock issued upon the conversion of preferred stock	590,514	590	79,334	—	—	79,924
Biovest common stock issued for payment of interest on outstanding debt	—	—	242,063	—	—	242,063
Common stock of Biovest issued for extension of debt	—	—	32,000	—	—	32,000
Biovest common stock warrants issued for modification of debt	—	—	62,325	—	—	62,325
Reclassification of financial instruments from derivative liabilities to equity	—	—	350,829	—	—	350,829
Accretion of preferred stock liability	—	—	—	—	(1,399,518)	(1,399,518)
Net income for the year	—	—	—	—	1,748,652	1,748,652

Balances, March 31, 2009	58,048,208	$58,048	$204,305,103	$(170,057)	$(300,796,919)	$(96,603,825)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ending March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,748,652	$(33,134,533)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale and disposal of assets	335,000	4,238
Loss on financing transaction	—	1,829,150
Change in fair market value adjustment of convertible debentures	(5,490,389)	2,029,728
Depreciation	182,499	372,709
Amortization	145,472	552,291
Share-based compensation	921,480	2,585,412
Accretion of capitalized finance costs	806,876	8,299,063
Accretion of debt discounts	2,797,008	4,010,030
Accretion of royalty liability	271,486	272,914
Derivative gain	(8,591,678)	(1,057,062)
Impairment of intangible assets	1,519,367	—
Issuance of common stock warrants for finance costs	32,000	—
Issuance of common stock for services	—	840,690
Non-controlling interest in non-cash earnings from variable interest entities	(196,054)	(230,306)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	846,853	2,654,540
Inventories	638,468	1,032,889
Unbilled receivables	88,212	(579,863)
Prepaid expenses and other current assets	115,937	(126,604)
Other assets	7,684	92,423
Assets of discontinued operations	(664,144)	(1,585,857)
Accounts payable	1,223,116	(2,495,626)
Accrued expenses	4,282,306	(28,440)
Unearned revenues	(206,234)	112,524
Customer deposits	(16,282)	(593,437)
Liabilities of discontinued operations	(1,779,637)	(941,888)

Net cash flows from operating activities	(982,002)	(16,085,015)

Cash flows from investing activities:
Proceeds from sale of assets	—	17,713
Release of restricted cash, net	—	1,630,498
Acquisition of furniture, equipment, and leasehold improvements	—	(80,178)
Cash paid for acquisition of product rights and other intangibles	—	(200,000)

Net cash flows from investing activities	$—	$1,368,033

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Six Months Ending March 31,
	2009	2008
Cash flows from financing activities:
Proceeds from sale of convertible preferred stock	$—	$8,729,000
Payments on notes payable and long-term debt	(50,000)	(4,234,222)
Proceeds from the exercise of stock warrants	—	4,641,336
Payment of deferred financing costs	(64,613)	(959,231)
Proceeds from notes payable	—	8,606,851
Proceeds from notes payable, related party	1,000,000	300,000
Payments on line of credit, related party	—	(1,705,000)
Payments made to related party, net	(16,054)	(168,290)
Payments of royalty liability	—	(500,000)
Proceeds from long-term debt	—	500,000
Proceeds from line of credit, net	—	(577,660)

Net cash flows from financing activities	869,333	14,632,784

Net change in cash and cash equivalents	(112,669)	(84,198)

Cash and cash equivalents at beginning of period	1,139,330	1,623,140

Cash and cash equivalents at end of period	1,026,661	$1,538,942

Supplemental cash flow information:
Cash paid for:
Interest	16,667	2,763,948
Income taxes	3,000	—

Supplemental disclosure of non-cash financing activity:
Conversions of convertible debentures and related interest to equity	1,676,324	5,570,172
Common stock issued upon the conversion of preferred stock	79,334	—
Biovest common stock issued for payment of interest on outstanding debt	242,063	—
Biovest common stock warrants issued for modification of debt	62,325	—
Reclassification of financial instruments from derivative liabilities to equity	350,829	—
Reclassification of capitalized finance costs to equity upon conversions of debentures	—	353,827
Common stock warrants issued for capitalized finance costs	—	7,636,792
Conversion of minimum borrowing note	—	320,400
Common stock issued for debt extension	$—	$440,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

1. Description of company business:

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

3. Significant accounting policies (continued):

Voluntary Petition for Bankruptcy:

On November 10, 2008, the Company, and its subsidiaries, Analytica International, Inc., TEAMM Pharmaceuticals, Inc., AccentRx, and Accentia Specialty Pharmaceuticals, Inc. (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11. The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending March 31, 2009. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company adopted SOP 90-7 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of SOP 90-7. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt during the six months ended March 31, 2009 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

Recent accounting pronouncements:

In September 2006, the FASB issued FASB Statement No. 157 (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current valuation and accounting practices. For fiscal years beginning after November 15, 2007, we will be required to implement FAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. FAS 157 implementation for other non-financial assets and liabilities, has been deferred to fiscal years beginning after November 15, 2008. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact upon our financial statements once adopted.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

3. Significant accounting policies (continued):

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim reporting periods. This FSP also amends APB Opinion No. 28, Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009 (April 1, 2009 for the Company).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

4. Liquidity and management’s plans:

During the six months ended March 31, 2009, the Company had net income of $1.7 million. On March 31, 2009, the Company had an accumulated deficit of approximately $301 million and a working capital deficit of approximately $94.9 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on November 10, 2008. The Company will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Issuance of common shares:

In October 2008, the Company issued 3,944,314 shares of its common stock in satisfaction of principal, interest and fees due on its outstanding debt.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

4. Liquidity and management’s plans (continued):

Termination of Leases:

On December 8, 2008, the Bankruptcy Court entered an Order confirming the rejection of the Company’s lease with We’re Associates Company and sublease with Federated Payment Systems, LLC, for premises located at Two Huntington Quadrangle, Third Floor, North Wing, Melville, New York and the Company no longer has any leasehold interest in these premises.

On March 20, 2009, the Bankruptcy Court entered an Order confirming the rejection of the New York office lease located at 450 Park Avenue South, New York, NY 10016, which had been occupied by the Company’s Analytica subsidiary, and Analytica no longer occupy these premises.

Debtor-in-Possession Financing:

On December 22, 2008, Biovest completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owners of which are a director of, or affiliated with directors of Biovest (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of March 31, 2009, the DIP Lender has advanced $1.0 million to Biovest1.

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from Biovest’s cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the very short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s products. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and continue the Company’s ongoing clinical trial is dependent upon the Company’s ability to successfully complete the Chapter 11 reorganization process and to obtain significant external funding in the very near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

5. Inventories:

Inventories (of continuing operations) consist of the following:

	March 31, 2009 (Unaudited)	September 30, 2008
Finished goods, other	$81,706	$172,142
Work-in-process	77,624	67,297
Raw materials	414,940	369,845

	$574,270	$609,284

[1]	Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

6. Intangible assets:

Intangible assets consist of the following:

	March 31, 2009 (Unaudited)	September 30, 2008	Weighted Average Amortization Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433
Purchased customer relationships	—	225,137

	1,176,433	1,401,570

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	1,043,813	1,043,813	9.5 years
Product rights	1,628,321	3,706,813	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,527	7.5 years

	5,533,949	7,612,441
Less accumulated amortization	(3,989,270)	(4,628,057)

	1,544,679	2,984,384

Total intangible assets	$2,721,112	$4,385,954

7. Lines of credit:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the line of credit listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of March 31, 2009. See Note 14 for further details.

Lines of credit consist of the following:

	March 31, 2009 (Unaudited)	September 30, 2008
Revolving credit agreement, interest at prime rate (5.0% at March 31, 2009); secured by Company’s accounts receivable and guarantee of major stockholder	$—	$4,000,000

	$—	$4,000,000

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

8. Notes payable:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the notes payable listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of March 31, 2009. See Note 14 for further details.

Notes payable consist of the following at their recorded value including discounts and accrued interest and fees:

	March 31, 2009	September 30, 2008
Pulaski Bank and Trust Company of St. Louis, MO, $1,750,000 face value, prime rate, note payable	$—	$1,082,000
Southwest Bank Creve Coeur Financial Center of St. Louis, MO, $200,000 face value, prime rate plus 1.0%, note payable	—	200,129
Valens Offshore SPV II, Corp., $3,600,000 face value, 30% note payable	—	5,256,176
Valens U.S. SPV I, LLC, $4,900,000 face value, 30% note payable	—	7,154,237
Note Payable, $300,000 face value, plus $300,000 in shares of the Company’s common stock due upon maturity*	—	643,167
Other	—	21,865

	$—	$14,357,574

*	On September 10, 2007, Biovest issued a promissory note to a private third-party individual investor in the amount of $0.3 million. The note initially bore no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of the note all principal was originally due on September 9, 2008. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loans to Laurus Master Fund, Ltd. (Laurus) and its affiliates, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (collectively, the “Valens Funds”). Under the terms of the note, Biovest issued 947,867 shares of Biovest’s common stock to the note holder on October 15, 2008 (representing a fair value of $0.3 million) in addition to the $0.3 million in principal due under the note. Biovest used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

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

Due to the Biovest’s Chapter 11 filing on November 10, 2008, this note became a pre-petition liability of Biovest and has been classified within ‘Liabilities subject to compromise’ in Biovest’s condensed consolidated balance sheet as of March 31, 2009.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

9. Long-term debt:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the long-term debt listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of March 31, 2009. See Note 14 for further details.

Long-term debt consists of the following:

	March 31, 2009	September 30, 2008
Convertible debentures – September 2006 (hybrid financial instrument), at fair value, face value of $6.7 million (2008), and $12.9 million (2007), interest at 8% payable quarterly, principal payable in 37 monthly installments beginning October 2007 through September 29, 2010. Convertible to common stock from $1.25 to $2.60 per share	$—	$7,027,037
Convertible debentures – February 2007, face value of $17.5 million (2008) and $24.6 million (2007), interest at 8% payable quarterly, matures February 2011	—	13,828,904
Secured convertible debentures – June 2008, face value of $8.9 million (June 30, 2008), interest at 8% payable quarterly, no interest for first twelve months, matures June 2011	—	2,782,540
Convertible amortizing term note, due to Laurus, no interest payable monthly, due December 2008	—	8,800,000
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2008, convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, which were exercisable through September 2007	—	35,025
Convertible amortizing term note (owed by Biovest), due to Laurus Master Fund, Ltd., interest payable monthly at prime rate plus 2%, (9.75% at September 30, 2007), due March 31, 2009	—	8,714,956
Valens Offshore SPV II, Corp (owed by Biovest), $255,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009	—	378,373
Valens U.S. SPV I, LLC (owed by Biovest), $245,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009	—	363,535
Valens 15% Convertible	—	64,737
Other	—	87,439
Long term accrued interest		41,377

	—	42,123,923
Less current maturities	—	(27,125,593)

	$—	$14,998,330

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

Biovest recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008, Biovest filed a voluntary petition for relief under Chapter 11 (Note 2). While Biovest remains a debtor in possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to ‘Liabilities subject to compromise’ on Biovest’s condensed consolidated balance sheet as March 31, 2009.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

11. Derivative Liabilities

As a result of the Company’s Chapter 11 filings on November 10, 2008, derivative liabilities listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of March 31, 2009. See Note 14 for further details.

The following tabular presentation reflects the components of derivative financial instruments as of:

	March 31, 2009	September 30, 2008
Embedded derivative instruments, bifurcated	$—	$13,775,305
Freestanding derivatives:
Warrants issued with convertible debt	—	2,789,441
Warrants issued with note payable	—	3,114,000
Warrants issued with preferred stock	—	528,463
Warrants issued with other debt	—	1,461,834
Default and investment put options, Biovest	—	176,505
Investment put option, Accentia	—	2,933,123

	$—	$24,778,671

12. Related party transactions:

Notes payable2, related party consists of the following at the recorded value including accrued interest:

	March 31, 2009	September 30, 2008
Secured convertible debenture – 15%	$—	$122,627
Unsecured convertible promissory note – 10%	—	51,512
Unsecured promissory note – prime plus 2%	—	49,776
Debtor-in-possession note – 16%	1,022,486	—

	$1,022,486	$223,915

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

12. Related party transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

12. Related party transactions (continued):

Management concluded that the September 26th modifications added a substantive conversion option to the pre-existing notes and thus applied debt extinguishment accounting to the transaction resulting in a $156,000 loss on extinguishment of debt recorded on Biovest’s consolidated statement of operations for the year ended September 30, 2008. Furthermore, the newly issued secured convertible debentures met the definition of derivative financial instruments and required bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method. The entire balance due under these notes has been reclassified to ‘Liabilities subject to compromise’ on the Company’s condensed consolidated balance sheet as of March 31, 2009 (Note 14).

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

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, Biovest is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 and were accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The entire balance due under these notes has been reclassified to ‘Liabilities subject to compromise’ on the Company’s condensed consolidated balance sheet as of March 31, 2009 (Note 14).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

12. Related party transactions (continued):

Unsecured promissory note:

On September 26, 2007, Biovest issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% and is payable October 1, 2009. Biovest issued five-year warrants to purchase 25,099 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. As a result of Biovest and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect Biovest and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law. The entire balance due under these notes has been reclassified to ‘Liabilities subject to compromise’ on the Company’s condensed consolidated balance sheet as of March 31, 2009 (Note 14).

Debtor-in-possession note:

On December 22, 2008, Biovest completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court (the “Facility”). As of March 31, 2009, the DIP Lender had advanced $1.0 million to Biovest3.

The DIP Transaction was memorialized by a Secured Promissory Note (the “DIP Note”) and Security Agreement dated December 22, 2008. The following describes certain material terms of the DIP Transaction:

•	Principal Amount—Up to $3.0 million

•	Priority and Security—The Facility is a secured super-priority loan to a Debtor-in-Possession and is secured by all assets of Biovest that is senior to all prior and existing liens of Biovest.

•

Advances under the Facility—For all amounts in excess of $1.0 million, Lender and Biovest shall within 30 days of the entry of the Initial Order agree on a list of “milestone” events to be achieved by Biovest through use of these Advances, and Biovest shall be required to make a written request(s) detailing the amount and use and Lender shall in its reasonable discretion approve or reject the written request based upon whether Biovest demonstrates reasonable progress in achieving the agreed milestones.

•

Term—All loans outstanding under the Facility (the “Loans”) shall become due and payable on the earlier of: (i) December 31, 2010; (ii) dismissal of the Chapter 11 Proceeding; (iii) conversion of the Chapter 11 Proceeding to a Chapter 7 Proceeding; or (iv) confirmation of Biovest’s Plan of Reorganization.

•

Interest—Loans will bear interest at 16% per annum computed on a daily basis based on the principal amount outstanding. Interest shall be paid as follows: (i) 10% interest shall be paid monthly and (ii) 6% interest shall accrue and be paid at maturity.

•

Points—At the Closing, Biovest paid in cash 4% of the initial $1.0 million of the Facility ($40,000). At the time that Biovest borrows in excess of $1.0 million, Biovest shall pay in cash 4% of the second $1.0 million of the Facility ($40,000). At the time that Biovest borrows in excess of $2.0 million, Biovest shall pay in cash 4% of the third $1.0 million of the Facility ($40,000).

•	Expenses—Biovest issued payment of $25,000 in costs at the Closing.

•

Prepayment—Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that Biovest’s senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to Biovest and Lender.

[3]	Subsequent to the period of this report and as of July 31, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On April 8, 2009, the Bankruptcy Court entered an order establishing June 1, 2009 as the claims bar date. The claims bar date is the date by which claims against the Debtors arising prior to the Debtor’s Chapter 11 filings must be filed if the claimants wish to receive any distribution under a confirmed Plan of Reorganization in the Chapter 11. On April 8, 2009, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the claims bar date and the required procedures with respect to the filing of proofs of claim. As part of the reorganization case, claims timely filed by the bar date will ultimately be reconciled against the amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended). To the extent that the Debtors object to any filed claims, the Bankruptcy Court will make the final determination as to the amount, nature, and validity of such claims. Moreover, the treatment of allowed claims against the Debtors will be determined pursuant to the terms of a Chapter 11 Plan of Reorganization approved by the Bankruptcy Court. Accordingly, the ultimate amount and treatment of such liabilities has not yet been determined.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

14. Liabilities subject to compromise (continued):

Liabilities subject to compromise consist of the following:

March 31, 2009
Accounts payable and accrued expenses (1) (2) (3)	$14,471,456
Hybrid financial instrument	833,943
Convertible debentures	19,595,284
Laurus term note	8,800,000
Valens 15% convertible note, Biovest	191,210
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	22,669,839
Unsecured promissory notes payable to Pulaski Bank and Trust Company (1)	1,001,397
Unsecured promissory note payable to Southwest Bank of St. Louis	206,257
Southwest Bank line of credit	4,000,000
Notes payable, related parties	769,089
Other notes payable	432,984
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	5,414,727
Derivative liabilities	15,970,992
Dividend payable	479,452
Other	1,096,727

$95,933,357

(1)	The notes issued to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”) are guaranteed by individuals affiliated with Biovest or Accentia. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In addition, in the event of default by Biovest resulting in a payment to the Lender by the guarantors, Biovest agreed to compensate each affected guarantor by issuance of that number of shares of Biovest’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim for the value of approximately 6.4 million shares of Biovest common stock having a fair value of $509,000 as of March 31, 2009. The $509,000 is included in accrued expenses.
(2)	In an effort to decrease operating expenses, Biovest through its Chapter 11 bankruptcy proceedings rejected its lease in Worcester, Massachusetts on December 8, 2008. Biovest recorded a provision of $644,000 to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier. The $644,000 is included in accrued expenses.
(3)	Includes accounts payable and accrued expenses of discontinued operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

Stock options and warrants issued, terminated/forfeited and outstanding as of March 31, 2009 are as follows:

	Shares	Average Exercise price per share
Options:
Outstanding, October 1, 2008	4,180,545	$3.33
Granted (1)	4,687,000	0.18
Terminated or forfeited	(302,657)	2.72
Exercised	—

Outstanding March 31, 2009	8,564,888	$1.61

Warrants:
Outstanding, October 1, 2008	23,175,933	$2.33
Granted	—	—
Terminated or forfeited	(1,895,133)	1.62
Exercised	—	—

Outstanding March 31, 2009	21,280,800	$2.51

(1)	The options are restricted for exercise until confirmation of the bankruptcy plan.

The weighted average grant date fair values of stock options granted as of March 31, 2009 (unaudited), was $0.18.

A summary of the status of the Company’s nonvested stock options as of March 31, 2009, and changes during the six months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2008	1,758,985
Granted	4,687,000
Vested	(757,513)
Forfeited	(202,649)

Nonvested at March 31, 2009	5,485,823	$0.31	$0.00

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

16. Segment information:

Domestic and foreign operations

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$2,154,163	$1,102,948	$3,257,111	$2,769,813	$1,131,752	$3,901,565
Net (loss) income	(14,109,971)	(136,017)	(14,245,988)	(8,602,253)	309,570	(8,292,683)
Total Assets	9,416,876	2,823,544	12,240,420	26,502,145	2,536,055	29,038,200
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

	Six months ended March 31, 2009			Six Months Ended March 31, 2008
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$3,865,467	$2,086,815	$5,952,282	$5,210,483	$2,269,994	$7,480,477
Net income (loss)	1,902,901	(154,249)	1,748,652	(33,314,671)	180,138	(33,134,533)
Total Assets	9,416,876	2,823,544	12,240,420	26,502,145	2,536,055	29,038,200
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

17. Commitments and contingencies (continued):

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

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of March 31, 2009.

Guarantee Indemnifications:

Under the terms of the Pulaski Bank and Southwest Bank notes, several board members, executives and other affiliates issued personal guarantees. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by the Pulaski Bank and Southwest Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock will be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, the Pulaski Bank and Southwest Bank guarantors are allowed an unsecured claim for the value of approximately 7.6 million shares of Biovest’s common.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

17. Commitments and contingencies (continued):

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

Stanford University agreement:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

17. Commitments and contingencies (continued):

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

•	Revimmune LLC’s manager is a director of the Company.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

17. Commitments and contingencies (continued):

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore,, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through March 31, 2009. As of March 31, 2009, Revimmune, LLC’s assets and equity were approximately $28,321. Accentia had no non-controlling interest in earnings from Revimmune, LLC for the six months ended March 31, 2009.

Non-controlling interest in income (loss)

Biovest’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the six months ended March 31, 2009 consist of the following:

March 31, 2009
Biovax Investment LLC	$222,596
Telesis CDE Two, LLC	(34,139)
AutovaxID Investment, LLC	223,386
St. Louis NMTC Fund II, LLC	(215,789)
Revimmune, LLC	—

Non-controlling interest in losses from variable interest entities	$196,054

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

19. New Market Tax Credit Transactions:

April 2006 NMTC Transaction4:

On April 25, 2006, Biovest through its wholly-owned subsidiary, Biovax, Inc. (“Biovax”), closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: the Company, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“U.S. Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

December 2006 NMTC Transaction5:

On December 8, 2006, Biovest through its wholly-owned subsidiary, AutovaxID, Inc. (“AutovaxID”), closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, the Company, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

20. Subsequent Events:

Collegium Compromise:

On April 28, 2009, the Bankruptcy Court entered an Order approving a compromise and settlement (the “Collegium Settlement Agreement”) between the Company and Collegium Pharmaceuticals, Inc. (“Collegium”). The Bankruptcy Court’s Order confirmed the rejection of the pre-petition Licensing and Distribution Agreement dated November 22, 2005 (“License Agreement”), executed by us, TEAMM and Collegium. The Collegium Settlement Agreement provides that:

(a)	Collegium shall pay to the Company $0.1 million and Collegium shall be free to use, license, sell, offer to sell, import, make, have made or otherwise exploit any and all intellectual property rights and other assets of Collegium, which may be or which may have been subject at any time to the terms of the License Agreement, free from any of the Company’s claim, right, title or interest.

(b)	The Company’s sole remedy against Collegium shall be the right to seek any monetary damages from Collegium available under applicable law or equitable principles (and expressly not against any licensees, transferees or purchasers of any intellectual property rights or other assets granted to the Company under the License Agreement ), including, but not limited to, claims arising out of or relating to Collegium’s conduct relating to or under the License Agreement, alleged breach of the License Agreement, alleged negligence in connection with or related to the License Agreement and alleged misrepresentations, which claims are specifically preserved without limitation (hereafter, the “Excluded Claims”).

(a)	Collegium shall retain all defenses available under applicable law including, but not limited to, the defenses of termination, setoff and recoupment, all of which defenses are specifically preserved (the “Excluded Defenses”); provided, however, that Collegium waives all rights to receive any affirmative recovery of money from us or the Company’s respective bankruptcy estates of any nature whatsoever on account of any rights, claims or defenses, including, but not limited to, any claim for milestone payments allegedly owed by the Company under the License Agreement or any claims against any of the Company’s bankruptcy estates in the Company’s Chapter 11 proceedings (including, but not limited to, any administrative expense or other priority claim, any claim for rejection damages, any claims arising prior to the Petition Date, or any claims scheduled by us). In addition, Collegium’s payment to the Company of $0.1 million shall be credited to any recovery, if any, by the Company on the Excluded Claims, thereby reducing any such recovery against Collegium by $0.1 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

20. Subsequent Events (continued):

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

Entry into and termination of Leases:

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

The purpose of the Settlement Agreement is to memorialize the terms and conditions of a settlement between the Company and BDSI (the “Settlement”) of claims relating to a Distribution Agreement dated March 12, 2004, between Arius and TEAMM (the “Distribution Agreement”) related to the marketing and distribution of Emezine, a product licensed by Arius from Reckitt Benckiser Healthcare (UK) Limited. Following the issuance in February 2006 by the FDA of a non-approvable letter with respect to the New Drug Application (“NDA”) for Emezine, BDSI ceased its Emezine related development efforts and on December 17, 2008, the Distribution Agreement was terminated. The Settlement Agreement resolves the Company’s claims against BDSI under the terminated Distribution Agreement.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2009 AND 2008

20. Subsequent Events (continued):

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

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through its majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, through our, wholly-owned subsidiary, Analytica International, Inc., we conduct a health economics research and consulting business (Analytica International, Inc.) which we market to the pharmaceutical and biotechnology industries, using our cash flow to support our corporate administrative and product development activities.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended March 31, 2009 excluding discontinued operations were $3.3 million, a decrease of $0.6 million, or 17%, from the three months ended March 31, 2008. The decrease in our consolidated net sales reflects a decrease of $0.6 million in Biovest’s net sales. Sales from the instrumentation segment decreased $0.1 million due mainly to a decrease in unit sales of Biovest’s disposable units used in Biovest’s hollow-fiber production instrumentation. Biovest’s service revenue decreased $0.5 million compared to the same quarter ended March 31, 2009. Analytica’s revenue decreased $0.1 million, or 4%, from the same quarter in the previous fiscal year.

Cost of Sales. Our cost of sales for the three months ended March 31, 2009 was $2.2 million, or 68% of net sales, compared to $2.1 million, or 53% of net sales, during the three months ended March 31, 2008. This represented an increase of $0.1 million, or 7%, over the three months ended March 31, 2008.

Research and Development Expenses. Our research and development costs were $0.3 million for the three months ended March 31, 2009; a decrease of $2.4 million, or 90%, over the three months ended March 31, 2008. Our Biovest subsidiary’s, research and development expense decreased by $0.9 million during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Massachusetts on December 8, 2008. Our research and development expense decreased approximately $1.4 million due to the completion of the SinuNase clinical trials in fiscal year 2008.

General and Administrative Expenses. Our general and administrative expenses were $1.8 million for the three months ended March 31, 2009; a decrease of $2.9 million, or 61%, over the three months ended March 31, 2008. This decrease is primarily due to a reduction in headcount associated with our Chapter 11 bankruptcy petition filed on November 10, 2008.

Derivative gain/ loss. Derivative loss was $8.6 million for the three months ended March 31, 2009 as compared to a gain of $3.4 million for the three months ended March 31, 2008. This decrease is primarily related to the derivatives issued in conjunction with our various financings, and results primarily from the increase in our common stock price, on which the derivative liabilities are based, during the quarter ended March 31, 2009.

Loss on extinguishment of debt. The loss on extinguishment of debt for the three months ended March 31, 2008 was $0.4 million as compared to no loss for the three months ended March 31, 2009. On October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January 2008, at which point adjusted principal payments of $0.3 million per month were to commence. As consideration for the forbearance, Biovest was to pay to Laurus an additional $1.8 million upon the maturity of the note on March 31, 2009.

Biovest applied the provisions of EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of the terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008.

Six Months Ended March 31, 2009 Compared to the Six Months Ended March 31, 2008

Consolidated Results of Operations

Net Sales. Our net sales for the six months ended March 31, 2009 excluding discontinued operations were $6.0 million, a decrease of $1.5 million, or 26%, from the six months ended March 31, 2008. The decrease in our consolidated net sales was primarily due to a decrease of $1.2 million in Biovest’s net sales. Sales from the instrumentation segment decreased $0.5 million due mainly to a decrease in unit sales of Biovest’s disposable units used in Biovest’s hollow-fiber production instrumentation. Biovest’s service revenue decreased $0.7 million compared to the same period in the previous fiscal year. Analytica’s revenue decreased $0.4 million, or 8%, from the same period in the previous fiscal year.

Cost of Sales. Our cost of sales for the six months ended March 31, 2009 was $4.1 million, or 69% of net sales, compared to $4.5 million, or 60% of net sales, during the six months ended March 31, 2008. This represented a decrease of $0.4 million, or 8%, Biovest’s margin decrease from 47% to 22% due to unabsorbed overhead in both cell culture and instrumentation.

Research and Development Expenses. Our research and development costs were $0.7 million for the six months ended March 31, 2009; a decrease of $5.7 million, or 88%, over the six months ended March 31, 2008. Our Biovest subsidiary’s research and development expense decreased by $1.5 million during the six months ended March 31, 2009 compared to the six months ended March 31, 2008. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Massachusetts on December 8, 2008. Our research and development expense decreased approximately $4.2 million due to the completion of the SinuNase clinical trials in fiscal year 2008.

General and Administrative Expenses. Our general and administrative expenses were $4.4 million for the six months ended March 31, 2009; a decrease of $4.8 million, or 52%, over the six months ended March 31, 2008. This decrease is primarily due to a reduction in headcount associated with our petition for Chapter 11 bankruptcy petition filed on November 10, 2008.

Derivative gain/ loss. Derivative gain was $8.6 million for the six months ended March 31, 2009, as compared to a gain of $1.1 million for the six months ended March 31, 2008. This increase is primarily related to the derivatives issued in conjunction with our various financings, and results primarily from the decrease in our common stock price, on which the derivative liabilities are based, during the six months ended March 31, 2009.

Loss on extinguishment of debt. The loss on extinguishment of debt for the six months ended March 31, 2008 was $1.8 million as compared to no loss for the six months ended March 31, 2009. On October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January 2008, at which point adjusted principal payments of $0.3 million per month were to commence. As consideration for the forbearance Biovest was to pay to Laurus an additional $1.8 million upon the maturity of the note on March 31, 2009.

Biovest applied the provisions of EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of the terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the six months ended March 31, 2009.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We have historically had significant losses from operations. On March 31, 2009, we had an accumulated deficit of approximately $301 million and a working capital deficit of approximately $94.9 million including those liabilities subject to compromise through our Chapter 11 proceedings. We filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 10, 2008. We will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered certified public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about our ability to continue as a going concern. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities from our Biovest subsidiary and income from our Analytica subsidiary, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully emerge from Chapter 11 and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Revimmune™, BiovaxID®, and AutovaxID™.

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

The other material terms and conditions of the Payoff and Amendment Agreements are as follows:

•

We entered into an Assignment of Sale Proceeds with Laurus whereby we assigned to Laurus the proceeds of a contemplated sale of Analytica, up to a total of $8.8 million, with us and Laurus equally dividing any proceeds of such a sale in excess of $8.8 million. This sale of Analytica (and/or cash payment in the amount of $8.8 million) was required to occur on or before December 31, 2008. If we did not sell Analytica by December 31, 2008, we had the right to make cash payment to Laurus up to the amount of the shortfall. Since, we did not sell Analytica by December 31, 2008 and did not receive sale proceeds or make other cash payments of $8.8 million, Laurus may seek the cash shortfall from us or may elect to take possession of the stock of Analytica, and we will continue to be obligated for any deficiency in the event Laurus sells Analytica. Laurus also has the right to receive the assignment of additional royalty rights as described below.

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

New Market Tax Credit Financing. On April 25, 20067 , Biovest’s wholly-owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: our Company, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“U.S. Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

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

On December 8, 20068 , Biovest’s wholly-owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, our Company, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

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

The promissory notes are guaranteed by entities and individuals affiliated with us or Biovest. Biovest issued to the guarantors warrants to purchase an aggregate total of 3,632,913 shares of Biovest common stock, par value $0.01 per share, at an exercise price of $0.32 per share. Biovest has agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, Biovest has agreed to compensate each affected guarantor by issuance of that number of shares of Biovest restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. Therefore, as a result of their indemnification agreements, the guarantors are allowed an unsecured claim for the value of approximately 6.4 million shares of Biovest common stock.

As a result of the November 10, 2008, Chapter 11 filings by Biovest, all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

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

Under the Line of Credit with Hopkins II, we borrowed $1.7 million as of September 30, 2007 and subsequent to this date has made payments to Hopkins II of $0.7 million. As of December 27, 2007, we have the right to borrow up to $6.5 million in the aggregate upon ten days’ prior written notice to Hopkins II. Provided, however, that our right to borrow any amounts in excess of $5.0 million is conditioned upon us either being in default under our credit facility with Laurus or having less than $5.0 million cash on hand at the time of the advance or with the consent of Laurus. The Loan under the Line of Credit is unsecured and bears interest at a rate equal to 4.25% per annum, simple interest. No payments of principal or interest are due until December 31, 2008, maturity date of the loan. The Line of Credit is subordinate to the Laurus credit facility and to the McKesson Corporation (“McKesson”) loans, provided that we may repay the bridge loan prior to the full satisfaction of our obligations to Laurus so long as the above-described conditions are satisfied.

On May 15, 2006, Hopkins II elected to convert $3.3 million of outstanding principal and interest into 412,892 shares at $8.00 per share which was an approximate 40% premium over the market price at conversion. Giving effect to this conversion, the outstanding balance on September 30, 2007 was $1.7 million. In January 2008, the Line of Credit was paid in full.

McKesson Corporation. On June 17, 2008, we entered into an Amendment No. 1 to Termination Agreement Re Biologics Distribution Agreement (the “Termination Amendment”) with McKesson. The Termination Amendment provides that the “Put” option in the existing agreement, which allows McKesson to “put” shares of our common stock back to us on August 22, 2008 in the event that McKesson has not realized a defined minimum return on sale of those shares, is replaced by a mandatory redemption by us, upon request by McKesson, in the initial month of up to 74,907 shares at $2.67 per share ($200,001.69 for the first month), then up to 40,000 shares per month at $2.67 per share ($106,800 per month) for the second through twelfth month; after 12 months the amount of mandatory monthly redemption which may be requested by McKesson shall increase from 40,000 shares to up to 80,000 shares being redeemed. Also, pursuant to the Termination Amendment, McKesson has released its security interest in all our assets. We agreed to pledge to McKesson a number of shares of Company-owned common stock of Biovest with a market value equal to twice the remaining amount due to McKesson less the market value of our common stock held by McKesson, with the requirement that the number of pledged Biovest shares be subject to quarterly adjustment so at all times McKesson is secured with Biovest shares on a “2X” basis based on the difference between the remaining amount owed and the market value of McKesson-owned our Company common stock. As a result of the November 10, 2008, our Chapter 11 filings, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005 we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company (“Southwest Bank”). In March 2006, we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees some of our shareholders and affiliates. As of March 31, 2009, all of the $4.0 million credit facility had been drawn and was outstanding.

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

On March 1, 2008, and on the 1st of each month thereafter, through November 2008, we redeemed 1/37th of the face value of the February 2007 Debentures in cash or with shares of our common stock. Our ability to pay redemption payments with shares of our common stock will be subject to specified conditions, No payment in common stock made by our company may exceed 15% of the total dollar traded volume in the applicable stock for the 20 trading days prior to the redemption payment. Any of our common stock delivered in satisfaction of an amortization payment will be valued at the lesser of (i) the conversion price or the exchange price, as the case may be, in effect at the time of the amortization payment or (ii) 90% of the average of the daily volume weighted average price of the applicable shares for the 20 trading days prior to the amortization payment. Any unconverted February 2007 Debentures will become due on the fourth anniversary of the issue date of the February 2007 Debentures.

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

Cash Flows for the Six Months Ended March 31, 2009

For the six months ended March 31, 2009, we used approximately $1.0 million in cash to fund our operating activities. The use for operating activities included a net income of $1.7 million, a decrease in inventory of $0.6 million, an increase in accrued expenses of $4.3 million, an increase in accounts payable of $1.2 million, and a net change in unbilled revenues and unearned revenue of $0.1 million.

We had no net cash outflow from investing activities for the six months ended March 31, 2009.

We had net cash flows from financing activities of $0.9 million for the six months ended March 31, 2009. Proceeds from notes payable, related party were $1.0 million.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Engagement and termination of Leases:

On May 7, 2009, the Bankruptcy Court entered an Order confirming the entry into a new Sub-lease, dated March 31, 2009, for Analytica’s replacement office space located at 24 West 40th Street, New York, NY, consisting of approximately 4,000 square feet.

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

BDSI/Arius Settlement:

On February 17, 2010, the Bankruptcy Court entered an Order approving an Emezine Settlement Agreement (the “Settlement Agreement”) between the Company and BioDelivery Sciences Inc. (“BDSI”), entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, our wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”).

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