Form 10-Q
period 2009-06-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2010-08-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$409,694	$1,229,087
Accounts receivable:
Trade, net of allowance for doubtful accounts of $10,031 at June 30, 2009 and September 30, 2008	1,499,991	1,674,085
Related party	110,683	122,666
Inventories	587,607	609,284
Unbilled receivables	2,505,170	2,215,270
Deferred finance costs	—	1,038,115
Prepaid expenses and other current assets	453,763	515,332
Currents assets of discontinued operations	—	574,387

Total current assets	5,566,908	7,978,226

Goodwill	1,193,437	1,193,437
Intangible assets	2,677,101	4,385,954
Furniture, equipment and leasehold improvements, net	363,413	913,344
Deferred finance costs, less current portion	1,459,572	1,497,445
Other assets	306,810	329,241
Other assets from discontinued operations	12,159	14,334

	$11,579,400	$16,311,981

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	June 30, 2009 (Unaudited)	September 30, 2008
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt:
Hybrid financial instrument at fair value	$—	$5,116,978
Convertible debenture	—	3,585,472
Other long-term debt	—	18,423,143
Lines of credit	—	4,000,000
Accounts payable	1,194,782	8,670,678
Accrued expenses	1,852,731	3,215,661
Unearned revenues	1,009,632	1,217,934
Dividends payable	—	479,452
Notes payable	—	14,357,574
Notes payable, related parties	1,037,375	223,915
Customer deposits	153,057	169,339
Derivative liabilities	—	24,778,671
Currents liabilities of discontinued operations	—	3,070,817

Total current liabilities	5,247,577	87,309,634

Long-term debt, net of current maturities:
Hybrid financial instrument at fair value	—	1,910,060
Convertible debenture	—	13,025,971
Other long-term debt	—	62,299
Royalty liability, less current portion	—	5,143,241
Other liabilities, related party	—	2,241,188

Total liabilities not subject to compromise	5,247,577	109,692,393

Liabilities subject to compromise	100,016,355	—
Total liabilities	105,263,932	109,692,393
Non-controlling interest in variable interest entities	4,166,412	4,460,493

Commitments and contingencies (Note 17)	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 8,529 and -0- shares issued and outstanding at June 30, 2009 and September 30, 2008 respectively	4,496,351	2,476,999

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 58,048,208 and 54,103,894 shares issued and outstanding at June 30, 2009, and September 30, 2008, respectively	58,048	54,104
Treasury stock , 194,907 shares, June 30, 2009 and September 30, 2008	(170,057)	(170,057)
Additional paid-in capital	204,731,376	200,944,102
Accumulated deficit	(306,966,662)	(301,146,053)

Total stockholders’ deficit	(102,347,295)	(100,317,904)

	$11,579,400	$16,311,981

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Net Sales:
Products	$456,702	$724,342	$1,579,122	$2,339,936
Services	2,536,785	2,281,203	7,366,647	8,146,086

Total net sales	2,993,487	3,005,545	8,945,769	10,486,022

Cost of sales:
Products	327,599	440,430	1,079,378	1,372,023
Services	1,565,366	1,703,545	4,939,223	5,260,764

Total cost of sales (exclusive of amortization of acquired product rights)	1,892,965	2,143,975	6,018,601	6,632,787

Gross margin	1,100,522	861,570	2,927,168	3,853,235

Operating expenses:
Research and development	206,740	1,550,902	953,314	8,023,188
Royalty	—	20,000	—	20,000
Sales and marketing	29,103	43,863	102,471	149,586
General and administrative	1,932,054	4,828,040	6,312,701	13,979,088
Impairment of intangible assets	—	—	1,519,367	—

Total operating expenses	2,167,897	6,442,805	8,887,853	22,171,862

Operating loss	(1,067,375)	(5,581,235)	(5,960,685)	(18,318,627)
Other income (expense):
Interest expense, including change in fair market value of convertible debentures	(3,748,017)	(5,248,173)	(5,195,891)	(22,343,034)
Loss on sale of assets	—	—	—	(1,196)
Derivative gain	2,292,307	793,767	10,883,985	1,850,829
Loss on extinguishment of debt	—	—	—	(1,829,150)
Other income (expense)	54,119	256,056	(373,678)	796,328

Loss before reorganization items, non-controlling interest in losses from variable interest entities, discontinued operations and income taxes	(2,468,966)	(9,779,585)	(646,269)	(39,844,850)
Reorganization items:
Professional Fees	(120,864)	—	(555,000)	—
Provision for the rejection of lease (net of $43,553 gain on allowance for leasehold improvements)	—	—	(600,447)	—
Provision for indemnity agreements	(2,978,181)	—	(3,894,545)	—

	(3,099,045)	—	(5,049,992)	—
Loss before non-controlling interest in variable interest entities	(5,568,011)	(9,779,585)	(5,696,261)	(39,844,850)
Non-controlling interest in losses from variable interest entities	$98,027	$98,028	$294,081	$323,113

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Loss before discontinued operations and income taxes	$(5,469,984)	$(9,681,557)	$(5,402,180)	$(39,521,737)
(Loss) Income from discontinued operations	—	(1,756,898)	1,683,848	(5,051,251)
Loss before taxes	(5,469,984)	(11,438,455)	(3,718,332)	(44,572,988)

Income taxes	—	—	(3,000)	—

Net Loss	(5,469,984)	(11,438,455)	(3,721,332)	(44,572,988)
Preferred stock dividend	(699,758)	(254,558)	(2,099,276)	(481,057)
Loss attributable to common shareholders	(6,169,742)	(11,693,013)	(5,820,608)	(45,054,045)

Weighted average shares outstanding, basic and diluted	58,048,208	46,376,302	58,017,925	43,895,074

Per share amounts, basic and diluted:
Continuing operations	(0.09)	(0.21)	(0.09)	(0.90)
Discontinued operations	0.00	(0.04)	0.03	(0.12)
Loss attributable to common stockholders per common share	$(0.11)	$(0.25)	$(0.10)	$(1.03)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
Balances, October 1, 2008	54,103,894	$54,104	$200,944,102	$(170,057)	$(301,146,053)	$(100,317,904)
Share-based compensation	—	—	1,347,753	—	—	1,347,753
Common stock issued upon the conversion of debentures and related interest	3,353,800	3,354	1,672,970	—	—	1,676,324
Common stock issued upon the conversion of preferred stock	590,514	590	79,334	—	—	79,924
Biovest common stock issued for payment of interest on outstanding debt	—	—	242,063	—	—	242,063
Common stock of Biovest issued for extension of debt	—	—	32,000	—	—	32,000
Biovest common stock warrants issued for modification of debt	—	—	62,325	—	—	62,325
Reclassification of financial instruments from derivative liabilities to equity	—	—	350,829	—	—	350,829
Accretion of preferred stock liability	—	—	—	—	(2,099,277)	(2,099,277)
Net loss	—	—	—	—	(3,721,332)	(3,721,332)

Balances, June 30, 2009	58,048,208	$58,048	$204,731,376	$(170,057)	$(306,966,662)	$(102,347,295)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ending June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,721,332)	$(44,572,988)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale and disposal of assets	335,000	4,238
Loss on financing transaction	—	1,829,150
Change in fair market value adjustment of convertible debentures	(5,366,744)	2,130,202
Depreciation	217,106	565,740
Amortization	189,483	802,190
Share-based compensation	1,347,752	4,485,772
Accretion of capitalized finance costs	1,140,598	8,717,410
Accretion of debt discounts	4,568,860	6,984,982
Accretion of royalty liability	412,557	407,998
Derivative gain	(10,883,985)	(1,850,829)
Impairment of intangible assets	1,519,367	—
Issuance of common stock warrants for finance costs	32,000	1,509,714
Issuance of common stock for services	—	808,286
Non-controlling interest in non-cash earnings from variable interest entities	(294,081)	(323,113)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	834,446	2,972,114
Inventories	625,131	1,351,582
Unbilled receivables	(289,900)	(379,358)
Prepaid expenses and other current assets	126,051	166,839
Other assets	22,430	108,326
Assets from discontinued operations	(664,144)	(2,217,218)
Accounts payable	1,497,633	(3,219,994)
Accrued expenses	8,751,181	149,237
Unearned revenues	(208,302)	189,191
Customer deposits	(16,282)	(448,800)
Liabilities from discontinued operations	(1,779,637)	(786,711)

Net cash flows from operating activities	(1,604,812)	(20,616,040)

Cash flows from investing activities:
Proceeds from sale of assets	—	17,713
Release of restricted cash, net	—	2,503,329
Acquisition of furniture, equipment, and leasehold improvements	—	(88,122)
Cash paid for acquisition of product rights and other intangibles	—	(200,000)

Net cash flows from investing activities	$—	$2,232,920

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Nine Months Ending June 30,
	2009	2008
Cash flows from financing activities:
Proceeds from sale of convertible preferred stock	$—	$8,729,000
Payments on notes payable and long-term debt	(50,000)	(5,208,163)
Proceeds from the exercise of stock warrants	—	4,641,336
Payment of deferred financing costs	(64,613)	(1,557,787)
Proceeds from notes payable	—	9,051,290
Proceeds from convertible debentures	—	7,595,057
Proceeds from notes payable, related party	1,000,000	1,334,423
Payments on line of credit, related party	—	(1,705,000)
Payments made to related party, net	(10,211)	(160,757)
Payments of royalty liability	—	(500,000)
Proceeds from long-term debt	—	612,192
Proceeds from line of credit, net	—	(1,539,139)

Net cash flows from financing activities	875,176	21,292,452

Net change in cash and cash equivalents	(729,636)	2,909,332

Cash and cash equivalents at beginning	1,139,330	1,623,140

Cash and cash equivalents at end of period	409,694	4,532,472

Supplemental cash flow information:
Cash paid for:
Interest	16,667	3,110,341
Income taxes	3,000	—

Supplemental disclosure of non-cash financing activity:
Conversions of convertible debentures and related interest to equity	1,676,324	9,365,323
Common stock issued upon the conversion of preferred stock	79,924	—
Biovest common stock issued for payment of interest on outstanding debt	242,063	—
Biovest common stock warrants issued for modification of debt	62,325	—
Reclassification of financial instruments from derivative liabilities to equity	350,829	—
Reclassification of capitalized finance costs to equity upon conversions of debentures	—	515,029
Reclassification of financial instruments from equity to derivative liabilities	—	11,858,901
Common stock warrants issued for capitalized finance costs	—	9,650,034
Conversion of minimum borrowing note	—	320,400
Common stock issued for debt extension	$—	$440,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of SOP 90-7. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt during the nine months ended June 30, 2009 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

3. Significant accounting policies (continued):

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 for the quarter ended March 31, 2009.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No 46(R) (“SFAS 167”). SFAS 167 amends the guidance in FASB Interpretation 46R related to the consolidation of variable interest entities. SFAS 167 requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company on October 1, 2010 and earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

4. Liquidity and management’s plans:

During the nine months ended June 30, 2009, the Company had a net loss of $3.7 million. On June 30, 2009, the Company had an accumulated deficit of approximately $307 million and a working capital deficit of approximately $99.7 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on November 10, 2008. The Company will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Issuance of common shares:

In October 2008, the Company issued 3,944,314 shares of its common stock in satisfaction of principal, interest and fees due on its outstanding debt.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

5. Inventories:

Inventories (of continuing operations) consist of the following:

	June 30, 2009 (Unaudited)	September 30, 2008
Finished goods, other	$149,818	$172,142
Work-in-process	106,002	67,297
Raw materials	331,787	369,845

	$587,607	$609,284

[1]	Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

6. Intangible assets:

Intangible assets consist of the following:

	June 30, 2009 (Unaudited)	September 30, 2008	Weighted Average Amortization Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433
Purchased customer relationships	—	225,137

	1,176,433	1,401,570

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	1,043,813	1,043,813	9.5 years
Product rights	1,628,321	3,706,813	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,527	7.5 years

	5,533,949	7,612,441
Less accumulated amortization	(4,033,281)	(4,628,057)

	1,500,668	2,984,384

Total intangible assets	$2,677,101	$4,385,954

7. Lines of credit:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the line of credit listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of June 30, 2009. See Note 14 for further details.

Lines of credit consist of the following:

	June 30, 2009 (Unaudited)	September 30, 2008
Revolving credit agreement, interest at prime rate (5.0% at June 30, 2009); secured by Company’s accounts receivable and guarantee of major stockholder	$—	$4,000,000

	$—	$4,000,000

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

8. Notes payable:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the notes payable listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of June 30, 2009. See Note 14 for further details.

Notes payable consist of the following at their recorded value including discounts and accrued interest and fees:

	June 30, 2009	September 30, 2008
Pulaski Bank and Trust Company, $1,750,000 face value, prime rate, note payable	$—	$1,082,000
Southwest Bank of St. Louis, an M& I Bank, $200,000 face value, prime rate plus 1.0%, note payable	—	200,129
Valens Offshore SPV II, Corp., $3,600,000 face value, 30% note payable	—	5,256,176
Valens U.S. SPV I, LLC, $4,900,000 face value, 30% note payable	—	7,154,237
Note Payable, $300,000 face value, plus $300,000 in shares of the Company’s common stock due upon maturity*	—	643,167
Other	—	21,865

	$—	$14,357,574

*	On September 10, 2007, Biovest issued a promissory note to a private third-party individual investor in the amount of $0.3 million. The note initially bore no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of the note all principal was originally due on September 9, 2008. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loans to Laurus Master Fund, Ltd. (Laurus) and its affiliates, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (collectively, the “Valens Funds”). Under the terms of the note, Biovest issued 947,867 shares of Biovest’s common stock to the note holder on October 15, 2008 (representing a fair value of $0.3 million) in addition to the $0.3 million in principal due under the note. Biovest used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

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

Due to the Biovest’s Chapter 11 filing on November 10, 2008, this note became a pre-petition liability of Biovest and has been classified within ‘Liabilities subject to compromise’ in Biovest’s condensed consolidated balance sheet as of June 30, 2009.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

9. Long-term debt:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the long-term debt listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of June 30, 2009. See Note 14 for further details.

Long-term debt consists of the following:

	June 30, 2009	September 30, 2008
Convertible debentures – September 2006 (hybrid financial instrument), at fair value, face value of $6.7 million (2008), and $12.9 million (2007), interest at 8% payable quarterly, principal payable in 37 monthly installments beginning October 2007 through September 29, 2010. Convertible to common stock from $1.25 to $2.60 per share	$—	$7,027,037
Convertible debentures – February 2007, face value of $17.5 million (2008) and $24.6 million (2007), interest at 8% payable quarterly, matures February 2011	—	13,828,904
Secured convertible debentures – June 2008, face value of $8.9 million (June 30, 2008), interest at 8% payable quarterly, no interest for first twelve months, matures June 2011	—	2,782,540
Convertible amortizing term note, due to Laurus, no interest payable monthly, due December 2008	—	8,800,000
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2008, convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, which were exercisable through September 2007	—	35,025
Convertible amortizing term note (owed by Biovest), due to Laurus Master Fund, Ltd., interest payable monthly at prime rate plus 2%, (9.75% at September 30, 2007), due March 31, 2009	—	8,714,956
Valens Offshore SPV II, Corp (owed by Biovest), $255,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009	—	378,373
Valens U.S. SPV I, LLC (owed by Biovest), $245,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009	—	363,535
Valens 15% Convertible	—	64,737
Other	—	87,439
Long term accrued interest	—	41,377

	—	42,123,923
Less current maturities	—	(27,125,593)

	$—	$14,998,330

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Biovest recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008, Biovest filed a voluntary petition for relief under Chapter 11 (Note 2). While Biovest remains a debtor in possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to ‘Liabilities subject to compromise’ on Biovest’s condensed consolidated balance sheet as June 30, 2009.

11. Derivative Liabilities

As a result of the Company’s Chapter 11 filings on November 10, 2008, derivative liabilities listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of June 30, 2009. See Note 14 for further details.

The following tabular presentation reflects the components of derivative financial instruments as of:

	June 30, 2009	September 30, 2008
Embedded derivative instruments, bifurcated	$—	$13,775,305
Freestanding derivatives:
Warrants issued with convertible debt	—	2,789,441
Warrants issued with note payable	—	3,114,000
Warrants issued with preferred stock	—	528,463
Warrants issued with other debt	—	1,461,834
Default and investment put options, Biovest	—	176,505
Investment put option, Accentia	—	2,933,123

	$—	$24,778,671

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

12. Related party transactions:

Notes payable2, related party consists of the following at the recorded value including accrued interest:

	June 30, 2009	September 30, 2008
Secured convertible debenture – 15%	$—	$122,627
Unsecured convertible promissory note – 10%	—	51,512
Unsecured promissory note – prime plus 2%	—	49,776
Debtor-in-possession note – 16%	1,037,375	—

	$1,037,375	$223,915

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Management concluded that the September 26th modifications added a substantive conversion option to the pre-existing notes and thus applied debt extinguishment accounting to the transaction resulting in a $156,000 loss on extinguishment of debt recorded on Biovest’s consolidated statement of operations for the year ended September 30, 2008. Furthermore, the newly issued secured convertible debentures met the definition of derivative financial instruments and required bifurcation under Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). Proceeds from the debenture were allocated to debt and derivative liabilities based on the relative fair values of the debt and derivatives. The resulting discount on the debt will be amortized to interest expense over the term of the debentures using the effective interest method. The entire balance due under these notes has been reclassified to ‘Liabilities subject to compromise’ on the Company’s condensed consolidated balance sheet as of June 30, 2009 (Note 14).

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

12. Related party transactions (continued):

Under the Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments, Biovest is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements of EITF No. 00-19 and were accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of June 30, 2009 (Note 14).

As a result of Biovest and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect Biovest and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Unsecured promissory note:

On September 26, 2007, Biovest issued an unsecured promissory note to a shareholder of Accentia in the amount of $46,015. This loan bears interest at prime plus 2.0% and is payable October 1, 2009. Biovest issued five-year warrants to purchase 25,099 shares of Biovest’s common stock at $1.10 per share in conjunction with this loan. Proceeds from this note were allocated to debt and stockholders’ equity based on the relative fair values of the debt and the warrants. The entire balance due under these notes has been reclassified to “Liabilities subject to compromise” on the Company’s condensed consolidated balance sheet as of June 30, 2009 (Note 14).

As a result of Biovest and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect Biovest and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Debtor-in-possession note:

On December 22, 2008, Biovest completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court (the “Facility”). As of June 30, 2009, the DIP Lender had advanced $1.0 million to Biovest3.

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

12. Related party transactions (continued):

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

13. Loss on extinguishment of debt:

On October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January 2008, at which point adjusted principal payments of $0.3 million per month were to commence. Interest on this loan will continue to accrue at prime plus 2.0% and will be due monthly beginning January 2008. As consideration for the forbearance Biovest would pay to Laurus an additional $1.8 million upon the maturity of the note, March 31, 2009.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

Liabilities subject to compromise consist of the following:

June 30, 2009
Accounts payable and accrued expenses (1)(2)(3)	$14,471,456
Hybrid financial instrument	957,591
Convertible debentures	21,318,869
Laurus term note	8,800,000
Valens 15% convertible note, Biovest	296,905
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	23,148,362
Unsecured promissory notes payable to Pulaski Bank and Trust Company (1)	1,057,171
Unsecured promissory note payable to Southwest Bank of St. Louis	209,922
Southwest Bank line of credit	4,000,000
Notes payable, related parties	1,449,265
Other notes payable	469,318
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	5,555,798
Derivative liabilities	13,678,684
Dividend payable	479,452
Other	4,123,562

$100,016,355

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

14. Liabilities subject to compromise (continued):

(1)	The notes issued to Pulaski Bank and Trust Company of St. Louis, MO (“Pulaski Bank”) are guaranteed by individuals affiliated with Biovest or Accentia. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In addition, in the event of default by Biovest resulting in a payment to the Lender by the guarantors, Biovest agreed to compensate each affected guarantor by issuance of that number of shares of Biovest’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim for the value of approximately 6.4 million shares of Biovest common stock having a fair value of $509,000 as of June 30, 2009. The $509,000 is included in accrued expenses.

(2)	In an effort to decrease operating expenses, Biovest through its Chapter 11 bankruptcy proceedings rejected its lease in Worcester, Massachusetts on December 8, 2008. Biovest recorded a provision of $644,000 to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier. The $644,000 is included in accrued expenses.

(3)	Accounts payable and accrued expenses subject to compromise includes approximately $0.9 in accounts payable from discontinued operations and $0.4 in accrued expenses from discontinued operations.

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

Stock options and warrants issued, terminated/forfeited and outstanding as of June 30, 2009 are as follows:

	Shares	Average Exercise price per Share
Options:
Outstanding, October 1, 2008	4,180,545	$3.33
Granted	4,687,000	0.18
Terminated or forfeited	(547,510)	2.72
Exercised	—

Outstanding June 30, 2009	8,320,035	$1.51

Warrants:
Outstanding, October 1, 2008	23,175,933	$2.33
Granted	—	—
Terminated or forfeited	(1,895,133)	1.62
Exercised	—	—

Outstanding June 30, 2009	21,280,800	$2.51

The weighted average grant date fair values of stock options granted as of June 30, 2009 (unaudited), was $0.18.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

15. Stockholders’ equity (continued):

A summary of the status of the Company’s nonvested stock options as of June 30, 2009, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2008	1,758,985
Granted	4,687,000
Vested	(786,680)
Forfeited	(350,983)

Nonvested at June 30, 2009	5,308,322	$0.31	$0.00

16. Segment information:

Domestic and foreign operations

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$1,933,472	$1,060,015	$2,993,487	$2,099,885	$905,660	$3,005,545
Net (loss) income	(5,506,941)	36,957	(5,469,984)	(11,266,472)	(171,983)	(11,438,455)
Total Assets	8,417,761	3,161,639	11,579,400	28,017,547	2,581,534	30,599,081
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

	Nine months ended June 30, 2009			Nine Months Ended June 30, 2008
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$5,798,939	$3,146,830	$8,945,769	$7,310,367	$3,175,655	$10,486,022
Net (loss) income	(3,604,040)	(117,292)	(3,721,332)	(44,581,143)	8,155	(44,572,988)
Total Assets	8,417,761	3,161,639	11,579,400	28,017,547	2,581,534	30,599,081
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

18. Variable Interest Entities (continued):

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

Revimmune LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through June 30, 2009. As of June 30, 2009, Revimmune, LLC’s assets and equity were approximately $28,321. Accentia had no non-controlling interest in earnings from Revimmune, LLC for the three months ended June 30, 2009.

Non-controlling interest in income (loss)

Biovest’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the nine months ended June 30, 2009 consist of the following:

June 30, 2009
Biovax Investment LLC	$333,894
Telesis CDE Two, LLC	(51,208)
AutovaxID Investment, LLC	335,079
St. Louis NMTC Fund II, LLC	(323,684)
Revimmune, LLC	—

Non-controlling interest in losses from variable interest entities	$294,081

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

As a result of Biovest’s Chapter 11 filing on November 10, 2008, Biovax, discontinued interest payments due on its QLICI promissory note.

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

As a result of Biovest’s Chapter 11 filing on November 10, 2008, AutovaxID, discontinued interest payments due on its QLICI promissory note.

20. Subsequent Events:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

20. Subsequent Events (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2009 AND 2008

20. Subsequent Events (continued):

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

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through our, majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, through our, wholly-owned subsidiary, Analytica International, Inc., we conduct a health economics research and consulting business which we market to the pharmaceutical and biotechnology industries, using our cash flow to support our corporate administration and product development activities.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended June 30, 2009 excluding discontinued operations were $3.0 million compared to net sales of $3.0 million for the three months ended June 30, 2008. Analytica’s sales increased $0.1 million to $2.1 million compared to the same period in the prior fiscal year. Biovest’s revenue decreased approximately $0.2 million compared to the same period in the previous fiscal year.

Research and Development Expenses. Our research and development costs were $0.2 million for the three months ended June 30, 2009; a decrease of $1.3 million, or 87%, over the three months ended June 30, 2008. Our Biovest subsidiary’s research and development expense decreased by $0.7 million during the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Massachusetts on December 8, 2008. Our research and development expense decreased approximately $0.7 million due to the completion of the SinuNase clinical trials in fiscal year 2008.

General and Administrative Expenses. Our general and administrative expenses were $1.9 million for the three months ended June 30, 2009; a decrease of $2.9 million, or 60%, over the three months ended June 30, 2008. This decrease is primarily due to a reduction in headcount associated with our Chapter 11 petition bankruptcy filed on November 10, 2008 and a decrease in share-based compensation.

Derivative gain/ loss. Derivative gain was $2.3 million for the three months ended June 30, 2009 as compared to a gain of $0.8 million for the three months ended June 30, 2008. This increase is primarily related to the derivatives issued in conjunction with our various financings, and results primarily from the decrease in our common stock price, on which the derivative liabilities are based, during the quarter ended June 30, 2009.

Nine Months Ended June 30, 2009 Compared to the Nine Months Ended June 30, 2008

Consolidated Results of Operations

Net Sales. Our net sales for the nine months ended June 30, 2009 excluding discontinued operations were $8.9 million, a decrease of $1.5 million, or 15%, from the nine months ended June 30, 2008. The decrease in our consolidated net sales was primarily due to a decrease of $1.4 million in Biovest net sales. Sales from the instrumentation segment decreased $0.7 million due mainly to a decrease in unit sales of Biovest’s disposable units used in Biovest’s hollow-fiber production instrumentation. Biovest’s service revenue decreased $0.7 million compared to the same period in the previous fiscal year. Analytica’s revenue decreased approximately $0.2 million, or 3%, from the same period in the previous fiscal year.

Research and Development Expenses. Our research and development costs were $1.0 million for the nine months ended June 30, 2009; a decrease of $7.1 million, or 88%, over the nine months ended June 30, 2008. Our Biovest subsidiary’s research and development expense decreased by $2.0 million during the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, thorough our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Massachusetts on December 8, 2008. Our research and development expense decreased approximately $5.0 million due to the completion of the SinuNase clinical trials in fiscal year 2008.

General and Administrative Expenses. Our general and administrative expenses were $6.3 million for the nine months ended June 30, 2009; a decrease of $7.7 million, or 55%, over the nine months ended June 30, 2008. This decrease is primarily due to a reduction in headcount associated with our Chapter 11 bankruptcy petition filed on November 10, 2008 and a decrease of approximately $3.1 million in share-based compensation compared to the nine months ended June 30, 2008.

Derivative gain/ loss. Derivative gain was $10.8 million for the nine months ended June 30, 2009 as compared to a gain of $1.9 million for the nine months ended June 30, 2008. This increase is primarily related to the derivatives issued in conjunction with our various financings, and results primarily from the decrease in our common stock price, on which the derivative liabilities are based during the nine months ended June 30, 2009.

Loss on extinguishment of debt. The loss on extinguishment of debt for the nine months ended June 30, 2008 was $1.8 million as compared to no loss for the nine months ended June 30, 2009. On October 31, 2007, Biovest executed an amendment agreement (the “Amendment”) with its senior lender, Laurus, to defer payments of principal and interest on its $7.8 million loan until January 2008, at which point adjusted principal payments of $0.3 million per month were to commence. As consideration for the forbearance, Biovest was to pay to Laurus an additional $1.8 million upon the maturity of the note on March 31, 2009.

Biovest applied the provisions of EITF 96-19, Debtors Accounting for Modification or Exchange of Debt Instruments to the Amendment. EITF 96-19 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. Biovest determined that the modification of the terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2009.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We have historically had significant losses from operations. On June 30, 2009, we had an accumulated deficit of approximately $307 million and a working capital deficit of approximately $99.7 million including those liabilities subject to compromise through our Chapter 11 proceedings. We filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 10, 2008. We will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered certified public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2008, citing significant losses and working capital deficits at that date, which raised substantial doubt about our ability to continue as a going concern. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities from our Biovest subsidiary and income from our Analytica subsidiary, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully emerge from Chapter 11 and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Revimmune™, BiovaxID®, and AutovaxID™.

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

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005 we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company (“Southwest Bank”). In March 2006, we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees some of our shareholders and affiliates. As of June 30, 2009, all of the $4.0 million credit facility had been drawn and was outstanding.

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

Credit Facilities with the Valens Funds

On October 30, 2007, Biovest completed a financing transaction with the Valens Funds an affiliate of Laurus. Pursuant to this transaction, the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2% royalty interests in the worldwide net commercial sales of Biovest’s biologic products. The notes are non-amortizing and accrue interest at prime plus 2%, with a minimum of 9% interest. Interest is payable monthly in arrears, commencing November 1, 2007. The principal balance of both notes is due upon maturity on March 31, 2009.

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

Cash Flows for the Nine Months Ended June 30, 2009

For the nine months ended June 30, 2009, our operating activities had negative cash flow of approximately $1.6 million. The use for operating activities included a net loss of $3.7 million, a decrease in inventory of $0.6 million, an increase in accrued expenses of $8.7 million, an increase in accounts payable of $1.5 million, and a net change in unbilled revenues and unearned revenue of $0.5 million. The $2.4 million net change in assets and liabilities from discontinued operations is primarily due to the reduction in reserves for returns, rebates, and chargebacks.

We had no net cash outflow from investing activities for the nine months ended June 30, 2009.

We had net cash flows from financing activities of $0.9 million for the nine months ended June 30, 2009. Proceeds from notes payable, related party were $1.0 million.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Engagement and termination of Leases:

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