Form 10-K
period 2009-09-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2010-08-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 31, 2009, the aggregate market value of the voting common stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Pink Sheets, was approximately $33,653,192.

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

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Accentia,” “the Company,” “our company,” “we,” “us,” and similar references refer to Accentia Biopharmaceuticals, Inc. and its subsidiaries. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2009” or “fiscal 2009” means the 12-month period ended September 30, 2009.

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through our, majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, through our wholly-owned subsidiary, Analytica International, Inc., we conduct a health economics research and consulting business which we market to the pharmaceutical and biotechnology industries, using our operating cash flow to support our corporate administration and product development activities.

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

Autoimmune diseases are the result of white blood cells in the body recognizing and injuring or destroying normal (self) organs or tissues. In affected patients, the adaptive immune response (normally targeted against foreign antigens) becomes aberrantly targeted against self-tissues, leading in severe cases to extensive tissue damage, chronic inflammation of affected organs, eventual loss of function and in some cases disability or death. Autoimmune diseases are generally considered manageable in their early stages with immunosuppressive therapies or immunomodulating therapies. These therapies, however, are rarely considered “curative” and with modern standards, patients may suffer from lifelong disease progression.

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

Extension of High-Dose Cyclophosphamide to Additional Autoimmune Diseases

High-Dose Cyclophosphamide’s effects in SAA have led to extensive study of high-dose cyclophosphamide in other severe autoimmune diseases, such as Multiple Sclerosis, Systemic Lupus Erythematosus, Myasthenia Gravis, Chronic Inflammatory Demyelinating Polyneuropathy, Rheumatoid Arthritis and Autoimmune Hemolytic Anemia. Several studes in autoimmune diseases, such as Crohn’s disease and Type 1 Diabetes, explored the use of high-dose cychophosphamide followed by autologous peripheral blood stem cell transplantation. While this approach may be effective, a majority concern remains that the transplant procedure will not fully purge autoreactive lymphocytes from the re-infused graft. Furthermore, these regimens are accompanied by myeloablative (bone marrow eliminating) conditioning regimens such as cyclophosphamide followed by total body irradiation or busulfan/cyclophosphamide. These myeloablative regimens pose substantial risk of morbidity or severe complications. To date, over 200 patients with various autoimmune diseases have been treated with high-dose cyclophosphamide regimen without autologous stem cell transplant, including 47 MS patients.

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

Primary endpoint:

•    56% (5 of 9) of patients showed statistically-significant reduction in disability as measured by EDSS

•    2.11 point mean decrease in EDSS for 9 treated patients

•    No deaths or unexpected serious adverse events were observed.

•    2 patients worsened in EDSS (0.5 points)

Secondary endpoints:

•    81% mean reduction of GEL’s in MRI

•    Mean MSFC z-score improved.

Stony Brook University, Stony Brook, NY	Gladstone, et al. High-dose cyclophosphamide for moderate to severe refractory multiple sclerosis. Arch Neurol. Oct 2006;63(10):1388-1393.	13 (12 evaluated)	15 months

Primary outcomes reported:

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

Other outcomes reported:

•    No significant change seen in GEL count in treated patients

•     44% (4 of 9 pt’s evaluated) report improved visual acuity

•    88% (7 of 8 pt’s evaluated) report reduction in fatigue

•    100% (10 of 10 pt’s evaluated) report improvement in SF-36 quality of life score

Study Site	Publication	Patients Treated	Median Followup Reported	Primary Outcomes after High Dose Pulsed Cyclophosphamide Treatment
Stony Brook University, Stony Brook NY	Gladstone, et al. High-dose Cyclophosphamide for Moderate to Severe Refractory Multiple Sclerosis: 2-Year Follow-up (Investigational New Drug No. 65863). Am J Ther. Oct 14 2009.	13 (from 2006 study cohort above) 2 additional patients	24 months

Primary outcomes measured:

•  73% (11 of 15) of patients showed statistically-significant reduction in disability as measured by EDSS

•  1.1 mean decrease in EDSS for 15 evaluated patients

•  75% (6 of 8) SPMS patients treated had stable disease or improvement at 2 years

•  4 of 15 (27%) of patients showed disease progression

Other outcomes reported:

•  No significant change seen in GEL count in treated patients

Drexel University, Philadelphia, PA	Schwartzman, et al. High-dose cyclophosphamide in the treatment of multiple sclerosis. CNS Neurosci Ther. Summer 2009;15(2):118-127.	23	3.5 years

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

Therapeutic Cancer Vaccine — BIOVAXID®

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

Mantle Cell Lymphoma (MCL)

MCL is a rare, aggressive subtype of NHL characterized by short remissions and rapid progression similar to aggressive lymphomas and successive relapses, reflecting incurability similar to indolent lymphomas. The median overall survival for MCL has been cited as 3 to 5 years and the disease currently lacks a consensus standard of care. MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which approximately one half, are in the US.

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

Randomization to Immune Recovery Followed By BiovaxID or Control

When the NCI designed the Phase 3 clinical trial protocol, a decision was made to randomize the patients immediately after completion of chemotherapy and not to wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g. the control patients). In the trial, of 234 patients initially enrolled into the study, 177 patients completed chemotherapy successfully and were randomized.

As per the design of the study, patients who relapsed during the Immune Recovery Period were excluded from treatment with BiovaxID or Control notwithstanding the fact that they had been randomized. In the clinical trial, of the 177 initially randomized patients, 117 remained eligible to be treated with either BiovaxID (76 patients) or control (41 patients) at the end of the Immune Recovery Period. Sixty patients of the 177 randomized patients relapsed during the Immune Recovery Period and were not treated with either BiovaxID or control (see Figure 2).

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

Instruments and Disposables

Through our majority-owned subsidiary, Biovest, we sell hollow fiber perfusion instruments used for the production of significant quantities of cell culture products. Biovest’s product line includes:

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

In addition to instruments sales, we have recurring revenue from the sale of hollow fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with Biovest’s instruments. Revenues from such disposable products represented approximately 45% and 46% of Biovest’s total revenue from this business segment for the fiscal years ended September 30, 2009 and 2008 respectively.

Currently we assemble, validate and package the instruments and disposables which we sell. Customers for Biovest’s instruments and disposables are the same potential customers targeted for Biovest’s contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Cell Culture Products and Services

Through our majority-owned subsidiary, Biovest, we manufacture mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, we provide related services as a contract resource to assist Biovest’s customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of Biovest’s business represented approximately $1.5 million (approximately 41%) and $2.0 million (approximately 37%) in revenues for the fiscal years ended September 30, 2009, and 2008 respectively.

Biovest’s customers include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. We generally produce cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

There are various processes commonly used to produce mammalian cells generally used in the production of antibodies. These may include hollow-fiber bioreactor perfusion, stirred tank fermentation, roller bottle and other processes. We primarily use hollow-fiber bioreactor technology to expand customer provided cell lines and produce the respective monoclonal antibodies. This technology grows cells to higher densities which more closely mimics mammalian physiology. We have significant expertise with in vitro (outside the living body) cell culture methods for a wide variety of mammalian cells. Mammalian cells are complicated and dynamic, with constantly changing needs. A primary component of hollow-fiber bioreactors is fibers made of plastic polymers. The fibers are hair-like with hollow centers which simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is perfused through the lumen of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the on-going cell growth process. Hollow fiber technology permits harvests of cell culture products with generally higher purities thereby reducing the cost of downstream purification processes. This technology generally minimizes the amount of costly nutrient media required for cell growth.

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow-fiber bioreactor technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cells are grown inside the tanks in culture medium which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cells are separated from the medium and the protein of interest is isolated through a series of complex purification processes. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow-fiber technology. While stirred tank fermentation and hollow-fiber technology are both used for cell production of various quantities, we believe that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. We believe that hollow-fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as the therapeutic vaccine which we are developing, we believe that hollow-fiber technology may be the appropriate cell culture production technology.

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

The FDA has granted Fast Track review status to both BiovaxID and SinuNase, which means that these products may be eligible for expedited review procedures by the FDA. However, we cannot predict the impact, if any, that Fast Track designation will actually have on the duration of the regulatory approval process for these product candidates, and the FDA may deny regulatory approval of either or both of these product candidates notwithstanding their Fast Track designation.

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

Other Regulation in the United States

Toxic Substances Control Act. The Environmental Protection Agency, or EPA, has promulgated regulations under Section 5 of the Toxic Substances Control Act, or TSCA, which require notification procedures for review of certain so-called Intergeneric microorganisms before they are introduced into commerce. Intergeneric microorganisms are those formed by deliberate combinations of genetic material from organisms classified in different taxonomic genera, which are types of animal or plant groups. The regulations provide exemptions from the reporting requirements for new microorganisms used for research and development when the researcher or institution is in mandatory compliance with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Those researchers voluntarily following the NIH Guidelines can, by documenting their use of the NIH Guidelines, satisfy EPA’s requirements for testing in contained structures. The EPA may enforce the TSCA through enforcement actions such as seizing noncompliant substances, seeking injunctive relief, and assessing civil or criminal penalties. We believe that its research and development activities involving intergeneric microorganisms comply with the TSCA, but there can be no assurance that restrictions, fines or penalties will not be imposed on us in the future.

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

Employees

As of September 30, 2009, we had 80 employees (including 22 at Biovest). None of our employees is represented by labor unions or covered by collective bargaining agreements. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory.

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

In addition to seeking approval from the FDA for BiovaxID and Revimmune, we intend to seek the governmental approval required to market our products in the EU, and potentially additional countries and territories. We anticipate commencing the applications required in some or all of these countries following approval by the FDA; however, we may determine to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. Marketing of our products in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country.

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

We expended significant time and funds to conduct a Phase 3 clinical trial in SinuNase, a drug candidate to treate a sinus condition. The clinical trial was not considered to be successful and we are not continuing to develop this drug. In addition, we will continue to expend significant sums in the development efforts for BiovaxID and Revimmune. We expect to continue to incur significant operating expenses and capital expenditures as we:

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

Based on our current operating plans, we expect that our existing capital and cash flow from operations, together with proceeds of one or more anticipated equity financing transactions,, will be sufficient to fund our operations and development activities for a limited period, assuming Biovest receives its own funding. We have received a report from independent registered certified public accounting firms on our consolidated financial statements for our fiscal years ended September 30, 2009 and 2008, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern.

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

In September 2006, we entered into a private placement in which we issued to investors an aggregate of $25.0 million of the 8% secured convertible debentures together with common stock purchase warrants. The convertible debentures issued by us in the private placement are convertible at the option of the holder into shares of our common stock or exchangeable for shares of Biovest stock held by us, and the warrants issued in the transaction are exercisable for our common stock or shares of Biovest stock held by us. In addition, we have pledged into an escrow account 18.0 million shares of the Biovest common stock held by us to secure the repayment of the convertible debentures. The total number of shares of Biovest common stock transferable by us to the investors in the private placement, whether pursuant to the exchange or exercise of the debentures and warrants or the exercise of rights under the pledge agreement may not exceed 18.0 million shares in the aggregate. Accordingly, it is possible that our ownership of Biovest common stock could decrease by up to 18.0 million shares as a result of the September 2006 private placement. We have also pledged a total of 33.0 million shares of Biovest common stock owned by us to secure debts owed to two secured creditors. In addition, Biovest may issue shares of its common stock to third parties in connection with debt and/or equity financing transactions. In such case, it is possible that we could cease to be the majority shareholder of Biovest.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, a registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting if we become an accelerated filer in the future. The report of management is included in this Annual Report on Form 10-K. We are not yet required to include the attestation report of our registered public accounting firm. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

Our stock price may be affected by many factors, many of which are outside of our control, which may include:

•	actual or anticipated variations in quarterly operating results;
•	the results of clinical trials and preclinical studies involving our products or those of our competitors;
•	changes in the status of any of our drug development programs, including delays in clinical trials or program terminations;
•	developments in our relationships with other collaborative partners;
•	developments in patent or other proprietary rights;
•	governmental regulation;
•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;
•	our ability to fund on-going operations;
•	announcements of technological innovations or new products or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the biotechnology industry; and
•	changes in the economic performance or market valuations of other biotechnology companies.

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

On December 1, 2008, we amended our lease in Tampa, Florida, which is our principal executive office and administrative office. The amendment decreased the leased premises to approximately 7,400 square feet. The lease will still expire on September 30, 2011.

Our Analytica subsidiary leased approximately 13,800 square feet of office space, located at 450 Park Avenue South, New York, NY 10016 and approximately 22,500 square feet of office space in Lorrach, Germany1. The New York office was occupied pursuant to a lease that was to expire on August 31, 2010. On March 20, 2009, the Bankruptcy Court entered an Order confirming the rejection of this New York office lease, and Analytica no longer occupies this office space. Subsequent to the period of this report, on May 7, 2009, the Bankruptcy Court entered an Order confirming the entry into a new sublease dated March 31, 2009 for Analytica’s replacement office space, located at 24 West 40th Street, New York, NY, consisting of approximately 4,000 square feet.

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

1 Please see “Item 9B. Other Information”.

Biovest leased approximately 24,000 square feet in St. Louis, Missouri under a three year lease which runs through January 2010. On December 1, 2008, we amended our lease in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the leased premises to 10,000 square feet. On March 31, 2009, pursuant to the terms of the amended lease, we terminated this lease.

We plan to continue to evaluate our requirements for facilities during fiscal 2010. We anticipate that as our development of Revimmune and/or BiovaxID advances and as we prepare for the future commercialization of these products, our facilities requirements will continue to change on an ongoing basis.

ITEM 3.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we and along with our subsidiaries filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (“Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we will operate our business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. All pending or threatened litigation or claims involving us were automatically stayed as a result of this Chapter 11 filing, and all such claims may be subject to compromise or modification through the terms of any Plan of Reorganization filed by us in the Chapter 11 proceedings.

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

Market for Registrant’s Common Stock

Until November 4, 2008, our common stock was quoted on the Nasdaq Global Market, formerly known as, the Nasdaq National Market, under the symbol “ABPI”. On November 4, 2008, our common stock opened for trading on the Pink Sheets under the symbol, “ABPIQ.PK”.

Number of Common Shareholders

As of September 30, 2009, we had approximately 58,048,208 shares of common stock outstanding, which were held by approximately 130 stockholders of record.

Quarterly High/Low Company Stock Price – ABPI/ABPI.PK

The following table sets forth the range of high and low sale prices for our common stock for each of the quarterly periods indicated as reported by the Nasdaq Global Market, from October 1, 2008 to November 3, 2008 and thereafter, reported by the Pink Sheets. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2008:
First Quarter	$3.39	$2.08
Second Quarter	$3.31	$0.95
Third Quarter	$1.94	$0.80
Fourth Quarter	$1.05	$0.40

Year Ended September 30, 2009:
First Quarter	$0.60	$0.08
Second Quarter	$0.44	$0.12
Third Quarter	$0.90	$0.20
Fourth Quarter	$0.34	$0.18

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2009, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as disclosed in previous SEC filings.

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

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through our, majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s Lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, through our wholly-owned subsidiary, Analytica International, Inc., we conduct a health economics research and consulting business, which we market to the pharmaceutical and biotechnology industries, using our operating cash flow to support our corporate administration and product development activities.

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

Corporate History and Structure

We were organized in 2002 to develop and commercialize biopharmaceutical products. We commenced business in April 2002 with the acquisition of Analytica, a provider of analytical and consulting services to the biopharmaceuticals industry, including clinical trial services, pricing and market assessment and outcomes research. We acquired Analytica in a merger transaction for $3.7 million cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of Series B preferred stock. Analytica, which was founded in 1997, has offices in New York and Germany.

In April 2003, we acquired, through a merger transaction, TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”), a specialty pharmaceutical company founded in 2000 to market prescription pharmaceutical products. We acquired TEAMM for $7.9 million through the issuance of 9.7 million shares of Series D preferred stock, issuance of options to purchase 0.8 million shares of Series D preferred stock, issuance of warrants to purchase 2.1 million shares of Series D preferred stock, and the assumption of $13.7 million of liabilities. Through the TEAMM acquisition, we acquired an in-house sales force and a portfolio of prescription pharmaceutical products. On November 10, 2008, operations of TEAMM were discontinued in conjunction with our Chapter 11 bankruptcy filing.

In June 2003, we acquired 81% interest of Biovest, for investment of $20.0 million in Biovest pursuant to an investment agreement. Biovest is a biologics company that is developing our BiovaxID patient-specific vaccine for the treatment of FL. Biovest also produces custom biologic products for a wide variety of customers, including biopharmaceutical and biotechnology companies, medical schools, universities, hospitals, and research institutions. We currently own of record approximately 75% of common stock of Biovest with the minority interest being held by approximately 400 shareholders of record. Biovest common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and Biovest therefore files periodic and other reports with the SEC.

In December 2003, we acquired substantially all of the assets and liabilities of Private Institute for Medical Outcome Research GmbH, which we have incorporated under the name, Analytica International GmbH2 for $0.6 million cash and assumption of $0.3 million of net liabilities. As part of the employment agreements with the two former owners, we issued to them warrants to purchase 950,029 shares of our Series B preferred stock that vest over five years and are exercisable at $2.63 per share. Due to the conversion of Series B preferred stock to common stock and to the exercise and cancellation of warrants, currently warrants to purchase 169,193 shares of our common stock at $5.15 per share remain outstanding. Analytica International GmbH is a European-based provider of research, commercialization, and communications services similar to those provided by Analytica. Analytica International GmbH expanded the geographic reach of our analytical and consulting services business throughout the EU and Asia, and provides us with additional capabilities that we believe will enable us to more effectively identify and attract partners with product candidates and to efficiently develop, clinically test, and market our products.

Analytica is headquartered in New York City with an office located in Germany3. Biovest has manufacturing facilities in Minneapolis, Minnesota, with laboratories, offices, and warehouse space for storage of supplies and inventories. The Minneapolis location is a 35,000 square foot building which includes laboratory and warehouse space. At our Minneapolis facility, we manufacture our BiovaxID vaccine along with hollow fiber perfusion instruments used for the production of cell culture products and disposable products used with these instruments. We also perform research regarding the development of additional instruments including our AutovaxID automated instrument.

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

2 Please see “Item 9B. Other Information”.

3 Please see “Item 9B. Other Information”.

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

Fluctuations and Operating Results

We anticipate that our results of operations will fluctuate from quarter to quarter for several reasons, including:

•	the timing and extent of our development activities and clinical trials for BiovaxID, Revimmune, and any biopharmaceutical products that we may develop in the future;

•	the timing and outcome of our applications for regulatory approval for our product candidates;

•	the timing and extent of our adding new employees and infrastructure;

•	the timing of any milestone payments, license fees, or royalty payments that we may be required to make; and

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

Service costs relating to our consulting services, consists primarily of internal labor expended in the fulfillment of our consulting projects and, to a lesser extent, outsourced research services. Service costs on a specific project may also consist of a combination of both internal labor and outsourced research service. Our consulting projects are priced and performed in phases, and the projects are managed by phase. As part of the contract bidding process, we develop an estimate of the total number of hours of internal labor required to generate each phase of the customer deliverable (for example, a manuscript or database), and the labor cost is then computed by multiplying the hours dedicated to each phase by a standard hourly labor rate. We also determine whether we need services from an outside research or data collection firm and include those estimated outsourced costs in our total contract cost for the phase. At the end of each month, we collect the cumulative total hours worked on each contract and apply a standard labor cost rate to arrive at the total labor cost incurred to date. This amount is divided by the total estimated contract cost to arrive at the percentage of completion, which is then applied to the total estimated contract revenues to determine the revenue to be recognized through the end of the month. Accordingly, as hours are accumulated against a project and the related service costs are incurred, we concurrently fulfill our contract obligations. The duration of our consulting service contracts range typically from 1 to 12 months. Certain other professional service revenues, such as revenues from maintenance services on cell culture equipment, are recognized as the services are performed.

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

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on Accounting Standard coding (“ASC”) Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. We have made no impairment adjustments to recorded goodwill. Our carrying value of goodwill at September 30, 2009 and 2008 was $1.2 million. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

We capitalized goodwill in connection with our acquisition of Analytica in April 2002 in connection with the IMOR acquisition in December 2003, based on the fair value of the acquired assets net of assumed liabilities.

We recorded amortization of intangible assets of $0.2 million and $1.1 million in the years ended September 30, 2009 and 2008, respectively. We amortize intangibles based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements and the remaining life of patents on products currently being marketed. We recognized impairment losses of $1.5 million during the year, ended September 30, 2009 in connection with certain acquired product rights. We recognized a $9.5 million impairment expense on our SinuNase asset during the twelve months ended September 30, 2008. Results from the Phase 3 clinical trials were released in March 2008 and were inconclusive.

Our carrying value of intangible assets at September 30, 2009 and 2008 is $2.6 million and $4.4 million, respectively net of accumulated amortization. We begin amortizing capitalized intangibles on their date of acquisition, as further described in Note 7 to our consolidated financial statements included in this Form 10-K.

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

The impairment test for the other intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with generally accepted accounting principles, which relates to impairment of long-lived assets other than goodwill, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets.

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

Share-Based Compensation

We account for stock-based compensation based on ASC Topic 718-Stock Compensation which requires expensing of stock options and other share-based payments based on the fair value of each option awarded. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

In applying the Black-Scholes-Merton options-pricing model during fiscal 2009, we assumed no dividend yield, risk-free interest rates ranging from 1.89% to 2.43%, expected option terms ranging from 5.0 to 6.0 years, a volatility factor of 148.5%, a share price of $0.18, and option exercise price of $0.18.

We recorded stock-based compensation of $1.7 million in the twelve months ended September 30, 2009. We recorded stock-based compensation of $5.0 million in the year ended September 30, 2008, which was related to employee and non-employee stock options. In all periods, stock-based compensation is classified in various categories.

Derivative instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either not afforded equity classification, embody risks not clearly and closely related to host contracts, or may be net-cash settled by the counterparty. Except as provided in ASC Topic 815 Embedded Derivatives, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements. In instances, where we elect not to bifurcate, embedded derivative features, the entire hybrid instrument is carried at fair value in the consolidated financial statements.

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

Variable interest entities

We evaluate all significant arrangements and relationships for indications of variable interest entities pursuant to generally accepted accounting principles. As discussed in Note 23, during April 2006 and December 2006, we and Biovest entered into financing arrangements that involved entities that met the definition of variable interest entities. As a result, we and Biovest were required to consolidate these entities and reflect the non-controlling interest in the consolidated financial statements as of and for the years ended September 30, 2009 and 2008. The 2009 and 2008 consolidated financial statements include the variable interest entities as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC and Revimmune, LLC.

Income Taxes

We incurred net operating losses for the years ended September 30, 2009 and 2008, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal net operating loss carryover of approximately $205.8 million as of September 30, 2009, which expires through 2026. Of this amount, $51.1 million is attributable to Biovest and will no longer be available to offset income generated by the other members of the group.

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

Results of Operations

Year Ended September 30, 2009 Compared to the Year Ended September 30, 2008

Consolidated Results of Operations

Net Sales. Our net sales for the year ended September 30, 2009 were $10.6 million compared to $14.3 million for the year ended September 30, 2008. The decrease in our consolidated net sales for the year ended September 30, 2008 reflected a decrease of $1.1 million in Biovest’s sales of disposable units used in hollow-fiber production instrumentation.

Research and Development Expenses. Our research and development costs were $1.3 million for the year ended September 30, 2009; a decrease of $7.6 million, or 85%, over the year ended September 30, 2008. Biovest had a decrease of $2.5 million. As Biovest is conducting detailed analyses of the available trial data and may seek conditional approval with the FDA and EMEA as discussed below, coupled with the limited financing available to them, Biovest has focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels as well as the number of sites participating in our clinical trials to have declined considerably. The remainder of the reduction is due to the 2008 completion of the initial Phase 3 clinical trial of SinuNase.

General and Administrative Expenses. Our general and administrative expenses were $8.1 million for the year ended September 30, 2009; a decrease of $9.6 million, or 54%, over the year ended September 30, 2008, due primarily to the charge for compensation issued to employees in the form of stock options in the fiscal year ended September 30, 2008 of $5.0 million compared to $1.7 million during the twelve months ended September 30, 2009 comparable expense in fiscal 2009. Also, on December 1, 2008, we amended our operating lease on our facility in St. Louis, Missouri, which shortened the lease term to November 30, 2009 and decreased the lease premises to 10,000 square feet and on March 31, 2009, pursuant to the terms of the amended lease, we terminated the lease, resulting in a decrease in facility and personnel costs in the current year.

Impairment of Intangible Assets. Impairment of intangible assets was $1.5 million for the year ended September 30, 2009 as compared to $9.5 million for the year ended September 30, 2008. The 2009 expense related to the impairment of certain acquired product rights upon closure on November 10, 2008. The 2008 expense related to the impairment of SinuNase.

Interest Expense. In year ended September 30, 2009, our interest expense was $8.4 million, a decrease of $19.6 million, over the year ended September 30, 2008. The decrease is due primarily to the adjustment to fair market value of the September 2006 convertible debentures which fluctuates with the market price of our stock.

Derivative gain. Derivative gain was $14.4 million for the year ended September 30, 2009 as compared to a gain of $8.9 million for the year ended September 30, 2008. This increase of approximately $5.5 million is primarily related to the derivative instruments associated with the convertible debt and warrants. The gain was primarily due to a drop in our stock price during the year ended September 30, 2009.

Income (loss) from discontinued operations. Income from discontinued operations was $1.7 million for the year ended September 30, 2009, an increase of $7.4 million from the year ended September 30, 2008. Accentia Pharmaceuticals was in operation from October 1, 2008 through November 10, 2008 during the twelve months ended September 30, 2009 compared to a full twelve months in the twelve months ending September 30, 2008. The income in 2009 relates primarily to the adjustment of reserves related to future returns and rebates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

At September 30, 2009, our cash totaled $0.3 million compared with $1.2 million at September 30, 2008.

Capital Raised through Equity Issuances

We have received funding from our initial public offering, private placements of our common and preferred stock, issuance of convertible debenture and from the exercise of warrants and options to purchase capital stock.

Debtor-in-Possession Financing

On December 22, 2008, Biovest completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company (“Corps Real”), the principal owners of which are a director of, or affiliated with directors of Biovest (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of September 30, 2009, the DIP Lender has advanced $1.25 million to Biovest4.

Debt Financing5

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

4 Subsequent to the period of this report and as of August 16, 2010, the DIP Lender advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

5   As a result of our November 10, 2008 Chapter 11 bankruptcy petitions filed by us and our subsidiaries, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

On June 18, 2008, we entered into agreements with Laurus (the “Payoff and Amendment Agreements”) pursuant to which: (i) the Amended and Restated Secured Non-Convertible Revolving Note in the original principal amount of $5.0 million dated as of April 29, 2005 (the “Revolving Note”) was satisfied; (ii) the Second Amended and Restated Secured Convertible Minimum Borrowing Note in the original principal amount of $2.5 million dated as of April 29, 2005 (the “Minimum Borrowing Note”) and the Second Amended and Restated Secured Convertible Term Note in the original principal amount of $5.0 million dated as of April 29, 2005 (the “Term Note”) were modified to extend the maturity to December 31, 2008 and to provide that no interest would accrue or be paid until December 31, 2008, at which time the notes would be marked “Paid”, conditioned upon satisfaction of stated conditions; (iii) Laurus released its security interest in all our assets except the capital stock and assets of our subsidiary, Analytica and our rights and interests in BiovaxID royalties under the Royalty Agreement dated October 31, 2008.

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

On July 31, 2008, Biovest again extended the maturity date of all debt outstanding to Laurus and their affiliates Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”). This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007; and 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. We also agreed to pay an additional $4.4 million fee on the notes, payable at maturity.

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

As a result of Biovest’s November 10, 2008 Chapter 11 bankruptcy petitions, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

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

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005 we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company (“Southwest Bank”). In March 2006, we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees some of our shareholders and affiliates. As of September 30, 2009, all of the $4.0 million credit facility had been drawn and was outstanding.

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

•

Triggering events that would cause mandatory conversions include the effectiveness of the April 17, 2008, registration statement lapses for a period of more than 20 consecutive Trading Days or 30 non-consecutive Trading Days during any 12 month period and prior to such the end of any period; fewer than all the conversion shares being freely saleable pursuant to Rule 144; we shall fail to deliver certificates representing conversion shares issuable upon a conversion; or we shall fail for any reason to pay in full the amount of cash due pursuant to a buy-in within five calendar days after notice is delivered.

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

Cash Resources

Excluding restricted cash, our cash and cash equivalents were $0.3 million at September 30, 2009 compared with $1.2 million at September 30, 2008.

Cash Flows for the Year Ended September 30, 2009

For the year ended September 30, 2009, we used $1.9 million in cash to fund our operating activities. The use for operating activities included a net loss of $5.3 million, an increase due to the reduction of receivables of $0.6 million and an increase due to the increase in payables of $2.0 million.

We had net cash flows from financing activities of $1.1 million in the year ended September 30, 2009, primarily due to the debtor-in-possession financing proceeds of $1.3 million.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Directors and Executive Officers

On December 2, 2008, Dr. Arikian resigned from all of his positions including his positions as our President, the Chief Operating Officer of Biopharmaceutical Products and Services and Director. On January 9, 2009, the Bankruptcy Court in our Chapter 11 proceeding entered an Order confirming the rejection of our employment agreement with Dr. Arikian.

On December 2, 2008, Mr. Duffey was appointed to serve in the position of President. Mr. Duffey will continue to serve in his role as our General Counsel as well.

Name	Age	Position
Francis E. O’Donnell, Jr., M.D.	59	Chief Executive Officer (“CEO”), Chairman & Director

Samuel S. Duffey, Esq.	64	President and General Counsel

Alan M. Pearce	60	Chief Financial Officer (“CFO”), Director

Edmund C. King	74	Director

David M. Schubert	43	Director

Christopher C. Chapman, M.D.	55	Director

Willliam S. Poole	63	Director

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

Audit Committee of the Board

As of September 30, 2009, we had a separately designated standing Audit Committee of the Board of Directors. The Audit Committee, which reviews the engagement of our independent accountants, reviews annual financial statements and considers matters relating to accounting policies and internal control and reviews the scopes of audits, practices and procedures to ensure that the legal and fiduciary responsibilities of the Board are satisfied, consists of Edmund C. King, David M. Schubert and Christopher C. Chapman, M.D., with Mr. King serving as Chairman of the committee. The Board of Directors has determined that Mr. King is an audit committee financial expert within the meaning of the Securities and Exchange Commission (“SEC”) regulations and that Edmund C. King, David M. Schubert, and Christopher C. Chapman, M.D. are independent as defined by applicable SEC rules and regulations and in the listing standards of the NASDAQ, including those applicable to audit committee members.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, Francis E. O’Donnell, Jr., M.D., Alan M. Pearce, Samuel S. Duffey, Esq., Edmund C. King, David M. Schubert, Christopher C. Chapman, M.D. and William S. Poole each failed to timely file and has not yet filed two Form 4s or Form 5s each of which represented one missed transaction and therefore, have not complied with all applicable Section 16(a) filing requirements during the fiscal year ended September 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Francis E, O’Donnell, Jr., M.D., CEO (8)	2009	1(1)	92,360(2)	19,936(5)	112,297(2)
	2008	1(1)	51,750(2)	14,826(6)	66,577(2)

Alan M. Pearce, CFO (8)	2009	131,250	140,700(3)	9,307	281,257(3)
	2008	156,000	488,723(3)	29,566(4)	674,289(3)

Samuel S. Duffey, Esq., General Counsel/President	2009	176,683	262,300	8,576	447,559
	2008	210,000	447,323	33,369(7)	690,692

(1)	Pursuant to his employment agreement, Dr. O’Donnell was paid one dollar.
(2)	Includes director compensation in the amount of $51,750 for Fiscal 2008 and $51,750 for Fiscal 2009 by way of option award grant.
(3)	Includes director compensation in the amount of $41,400 for Fiscal 2008 and $41,400 for Fiscal 2009 by way of option award grant.
(4)	In Fiscal 2008, Mr. Pearce was paid $29,566 in other compensation which consisted of the following payments: $6,636 related to medical, dental and life insurance and long and short term disability; $3,600 related to auto allowances; and $19,330 related to unused vacation payout.
(5)	In Fiscal 2009, Dr. O’Donnell was paid $19,936 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability.
(6)	In Fiscal 2008, Dr. O’Donnell was paid $14,826 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability.
(7)	In Fiscal 2008, Mr. Duffey was paid $33,369 in other compensation which consisted of the following payments: $5,235 related to medical, dental and life insurance and long and short term disability; $3,600 related to auto allowances; and $24,534 related to unused vacation payout.
(8)	In Fiscal 2008, Messrs. Pearce and Duffey received additional compensation from our Biovest subsidiary. See Biovest’s Annual Report on Form 10-K for Fiscal 2008 filed July 8, 2010.

Base Salaries. For our named executive officers, the base salaries are predicated upon pre-existing employment agreements, which are described in more detail below. During Fiscal 2009, we did not establish specific performance objectives for these executives and our decisions were based on their overall performances. Of particular note is our CEO’s employment agreement which since 2005 has fixed his base salary at one dollar per year. Notwithstanding this nominal salary, Dr. O’Donnell serves as our CEO on a full-time basis. Additionally, Dr. O’Donnell receives no salary from our subsidiaries. This nominal base salary reflects our CEO’s role as a founder and significant shareholder of the Company. We believe that the nominal base salary paid to our CEO in Fiscal 2009 underscores the aligned interest of our CEO and our shareholders.

Cash Bonuses and Incentives. In Fiscal 2009, no cash bonuses were paid or accrued to our executive officers.

Option Awards. The amounts in the “Option Awards” column include the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our stock on the date of exercise. Assumptions used in the calculation of these amounts are included in Note 1 to the Company’s audited financial statements. Descriptions of the incentive stock option plans pursuant to which these Option Awards were awarded are below.

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

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) - Exercisable	Number of Securities Underlying Unexercised Options (#) - Unexercisable	Option Exercise Price ($)	Option Expiration Date

Francis E, O’Donnell, Jr., M.D., CEO	2,252		2.22	4/10/2013
	12,500	25,000	2.61	3/1/2018
		60,000	0.18	2/24/2019
	20,000		0.50	3/13/2014
	20,000		0.50	3/10/2015
	60,000		1.13	10/19/2016
	75,000		0.66	4/11/2018

Alan M. Pearce, CFO	84,856	-	7.59	2/9/2016
	37,425	-	3.70	12/15/2016
	250,000	-	3.56	12/20/2016
	183,334	91,666	2.69	1/7/2018
	10,000	20,000	2.61	3/1/2018
		1,000,000	0.18	2/24/2019
		50,000	0.18	2/24/2019
	150,000	-	0.60	4/11/2018

Samuel S. Duffey, Esq., President/General Counsel	118,765	-	2.11	11/7/2013
	41,168	-	7.59	2/9/2016
	391,168	-	3.70	12/15/2016
	183,334	91,666	2.69	1/7/2018
	-	2,000,000	0.18	11/13/2018
	500,000	-	0.50	11/11/2013
	500,000	-	0.72	2/10/2016
	150,000	-	0.60	4/11/2018

Option Grants. In Fiscal 2009, we granted the following options under our 2003, 2005, and 2008 Equity Incentive Plans.

•	1,125,000 to Dr. O’Donnell;
•	1,000,000 to Mr. Pearce; and
•	1,500,000 to Mr. Duffey.

The option grants had an exercise price that was equal to 100% of the closing market price for our common stock on the date of the option grant. The unexercisable option awards outstanding in the table above will vest as described:

•

Dr. O’Donnell’s with an expiration date of: (a) March 1, 2018, will vest by March 1, 2011 and (b) February 24, 2019, will vest in three installments with the last installment vesting one hundred and eighty (180) days after the date of confirmation of the Company’s Bankruptcy Plan of Reorganization;

•

Mr. Pearce’s options awards with an expiration date of: (a) January 7, 2018, will vest by January 7, 2010; (b) March 1, 2018, in the table above, will vest by March 1, 2011; and (c) February 24, 2019, will vest in three installments with the last installment vesting one hundred and eighty (180) days after the date of confirmation of the Company’s Bankruptcy Plan of Reorganization; and

•

Mr. Duffey’s options awards with an expiration date of: (a) January 7, 2018, will vest by January 7, 2010; and (b) November 13, 2018, will vest in three installments with the last installment vesting one hundred and eighty (180) days after the date of confirmation of the Company’s Bankruptcy Plan of Reorganization.

Our decision to grant options was based primarily on the recommendation of our Compensation Committee and our desire to retain and motivate our employees.

DIRECTOR COMPENSATION

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Francis E. O’Donnell, Jr., M.D., Chairman(7)	-	51,750(2)	51,750(2)

Edmund C. King(3)	18,000(1)	82,800	100,800

Christopher C. Chapman, M.D.(4)	9,000(1)	22,318	31,318

David M. Schubert(5)	18,000(1)	72,450	90,450

Alan M. Pearce(7)	-	41,400(2)	41,400(2)

William S. Poole(6)	18,000(1)	62,100	80,100

(1)	Of the fees earned as reflected in this table, $4,500 each remained accrued but unpaid as of September 30, 2009.
(2)	This amount is also reflected in the Summary Compensation Table.
(3)	As of September 30, 2009, the aggregate number of outstanding option awards held by Mr. King is 140,000.
(4)	As of September 30, 2009, the aggregate number of outstanding option awards held by Dr. Chapman is 182,500.
(5)	As of September 30, 2009, the aggregate number of outstanding option awards held by Mr. Schubert is 267,500.

(6)	As of September 30, 2009, the aggregate number of outstanding option awards held by Mr. Poole is 185,000.

See the above Outstanding Equity Awards table for Dr. O’Donnell and Mr. Pearce’s aggregate number of outstanding option awards.

Directors receive the following compensation for serving as members of the Board of Directors or as members or chairmen of various committees of the Board of Directors: (i) all directors receive reimbursement of expenses, (ii) non-employee directors receive a quarterly cash stipend of $4,500, and (iii) non-employee directors receive an annual grant of non-qualified options to purchase shares of common stock at 100% of the closing market price on the day of the option grant: 30,000 option shares for Board membership, 7,500 option shares for serving on a committee of the Board and 7,500 option shares for chairing any committee of the Board. The director compensation stock options issued for Fiscal 2009 are set forth above. Mr. King is the Chairman of the Audit and Nominating and Governance Committees. Mr. Poole is the Chairman of the Compensation Committee. The amounts in the “Option Awards” column include the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our stock on the date of exercise. Assumptions used in the calculation of these amounts are included in Note 1 to our audited financial statements.

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

The 2003 Plan, as amended, provides for the issuance of 3.5 million shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2008, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2009, there are no options available for issuance under the 2003 Plan.

On February 1, 2005, our Board of Directors adopted the Accentia Biopharmaceuticals, Inc. 2005 Equity Incentive Plan. The 2005 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2009, there are no options available for issuance under the 2005 Plan. We may, at any time, amend or modify the Plan without limitation.

On November 29, 2007 and effective as of December 31, 2007, our Board of Directors has adopted the Accentia Biopharmaceuticals, Inc. 2008 Equity Incentive Plan. The 2008 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2008 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2009, there are no options available for issuance under the 2008 Plan. We may, at any time, amend or modify the Plan without limitation. Subsequent to the period of this report, the Company’s Board of Directors amended and restated the 2008 Plan to increase the number of available options to a total of 23.0 million.

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

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Stock Option Plans. As of September 30, 2009, we had options to purchase 4,180,545 shares of common stock outstanding and exercisable at a weighted average price of $3.33 per share.

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

The following table sets forth the beneficial ownership of shares of our common stock as of September 30, 2009 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of September 30, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)

5% Stockholders
The Hopkins Capital Group, LLC(2)	4,349,592	7.49%
865 Longboat Club Road
Long Boat Key, FL 34228
Timothy D. Ryll(3)	4,638,737	7.96%
930 W. Sheridan, #2SE
Chicago, IL 60613
Pharmaceutical Product Development, Inc.(4)	4,270,323	7.36%
3151 South 17th Street
Wilmington, NC 28412

Named Executive Officers and Directors
Francis E. O’Donnell, Jr., M.D.(5)	5,654,735	9.74%
Samuel S. Duffey, Esq. 6)	734,435	1.25%

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Alan M. Pearce(7)	1,309,386	2.23%
David M. Schubert(8)	79,167	*
Edmund King(9)	55,000	*
William S. Poole (10)	35,000	*
Christopher C. Chapman, M.D.(11)	17,500	*
Executive Officers and Directors as Group (7 persons)	6,381,255	13.24%

*	Less than 1.0%
(1)	These percentages are based upon the 58,048,208 shares of our outstanding common stock on September 30, 2009.
(2)	Includes 4,349,592 shares of common stock held by The Hopkins Capital Group, LLC (“Hopkins”). Voting and investment power over the shares held by Hopkins is exercised by its manager, Francis E. O’Donnell, Jr., M.D., our Chairman and Chief Executive Officer.
(3)	Includes:
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
(b)	17,251 shares of common stock issuable pursuant to options held by Dr. O’Donnell that are currently exercisable or that are exercisable within 60 days of September 30, 2009.

Dr. O’Donnell holds voting and investment power over shares held by each of Hopkins and Hopkins II as its Manager and as President of Hopkins Capital Partners, Inc.

(6)	Consists of 734,435 shares of common stock issuable pursuant to options held by Mr. Duffey that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(7)	Includes:
(a)	95,003 shares of common stock held by The Pearce Family Limited Partnership;
(b)	565,615 shares of common stock issuable pursuant to options held by Mr. Pearce that are currently exercisable or that are exercisable within 60 days of September 30, 2009; and
(c)	380,011 shares of common stock held jointly by Mr. Pearce and his wife.

As a general partner of The Pearce Family Limited Partnership, Mr. Pearce exercises voting and investment power over The Pearce Family Limited Partnership.

(8)	Includes of 79,167 shares of common stock issuable pursuant to options held by Mr. Schubert that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(9)	Includes 55,000 shares of common stock issuable pursuant to options held by Mr. King that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(10)	Consists of 35,000 shares of common stock issuable pursuant to options held by Mr. Poole that are currently exercisable or that are exercisable within 60 days of September 30, 2009.
(11)	Consists of 17,500 shares of common stock issuable pursuant to options held by Dr. Chapman that are currently exercisable or that are exercisable within 60 days of September 30, 2009.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	4,180,545	$3.33	4,062,985
Equity compensation plans not approved by stockholders	—	N / A	—

Total	4,180,545	$3.33	4,062,985

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During our fiscal years ended September 30, 2009 and September 30, 2008, we were a party to the following transactions with certain of our executive officers, directors, holders of more than 5% of our voting securities, and their respective affiliates. We believe that the terms of these transactions were no less favorable to us than the terms that could have been obtained from unaffiliated third parties.

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

Relationship with BioDelivery Sciences International, Inc. 8

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

In April 2004, we entered into a license agreement with BDSI under which BDSI granted us an exclusive license to make, use, or sell its encochleated formulation of amphotericin B for topical treatments for chronic rhinosinusitis (“CRS”) and asthma in the U.S. and EU. In September 2004, we entered into an asset purchase agreement with BDSI under which we paid BDSI a fee of $2.5 million to expand the geographic scope of the license to make it worldwide and to reduce the royalty percentages to 7% on approved antifungal CRS therapies (but not asthma therapies) that utilize BDSI’s technology and 6% on any unapproved antifungal CRS therapies based on our license with MAYO. Although this agreement remains in effect, we did not make any payments to BDSI under this agreement for royalties or otherwise during the fiscal years ended September 30, 2009 and September 30, 2008.

In August 2004, BDSI acquired Arius Pharmaceuticals, Inc. (“Arius”), a pharmaceutical development company that is our development partner for our Emezine product. In March 2004, prior to the acquisition of Arius by BDSI, we obtained exclusive U.S. distribution rights to Emezine under a distribution agreement that we entered into with Arius. Although this agreement remains in effect and Emezine is still under development, we did not make any payments to Arius under this agreement during the fiscal year ended September 30, 2009. See Item 9B – Other Information.

Relationship with Pharmaceutical Product Development, Inc.

In September 2004, Biovest entered into an expanded consulting agreement with PPD pursuant to which Biovest has agreed to pay aggregate fees of approximately $4.6 million to PPD for vaccine-related services, including site development, patient enrollment, vendor management, and regulatory document collection. Biovest incurred expenses of $0.3 million and $0.9 million in consulting fees during the fiscal years ended September 30, 2009 and 2008, respectively.

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

8 Please see “Item 9B. Other Information”.

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

Director Independence

The Board has determined that Edmund C. King, David M. Schubert, William S. Poole and Christopher C. Chapman, M.D. are independent, as that term is defined by the applicable rules of the Securities and Exchange Comission (“SEC”) and the NASDAQ Stock Market LLC® (“NASDAQ”). The Board has further determined that all members of the Audit, Compensation and Governance and Nominating Committees are independent and satisfy the relevant SEC and NASDAQ independence requirements and other requirements for members of such committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Related Fees

We engaged Cherry, Bekaert & Holland, L.L.P. (“Cherry Bekaert”) to perform the audit of the September 30, 2009 and 2008 financial statements and the preparation of the 2007 income tax return. We engaged Pender, Newkirk and Company, LLP (“Pender Newkirk”) to prepare the 2008 income tax return.

The following table provides information relating to the fees billed for the fiscal years ended September 30, 2009 and 2008:

	2009	2008
Audit fees (1)	$135,500	$135,500
Tax fees (2)	$20,000	$63,000
All other fees (3)	$4,100	$4,100

(1)	Audit fees consist of fees billed for professional services rendered for the audits of our financial statements (and the financial statements of our 75% owned subsidiary, Biovest), review of the interim condensed financial statements, and other professional services rendered in connection with our registration statements and services that are normally provided by Cherry Bekaert in connection with statutory and regulatory filings or engagements.

(2)	During Fiscal 2009 and 2008, we engaged Pender Newkirk to prepare our 2008 and 2007 tax returns

(3)	During Fiscal 2008, we engaged Pender Newkirk to conduct our 401(k) plan financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All such services provided and associated fees provided in Fiscal 2009 were pre-approved by the Audit Committee.

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

(3)	Exhibits

See Item 15(b) below.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Number	Description of Document
2.1	Asset Purchase Agreement, dated as of October 27, 2006, among Accentia, TEAMM Pharmaceuticals, Inc. and Victory Pharma, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

3.3	Amended and Restated Bylaws effective December 27, 2007 (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

3.4	Certificate of Designation Amending Articles of Incorporation dated on January 18, 2008 by Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.3	Agreement of Merger and Plan of Reorganization, dated January 8, 2003, between Accentia, TEAMM Pharmaceuticals, Inc., and TEAMM Principals (filed as Exhibit 4.3 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.4	Amended and Restated Agreement of Merger and Plan of Reorganization, dated April 3, 2002, between Accentia, The Analytica Group, Ltd., and The Analytica Group, Inc. (filed as Exhibit 4.4 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.5	Merger Agreement, dated September 30, 2003, between Accentia and IMOR Private Institute for Medical Outcome Research GmbH (filed as Exhibit 4.5 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.6	Form of Investors’ Rights Agreement and Form of Agreement and Waiver, between Accentia and certain investors named therein including The Joyce A. Aboussie Revocable Trust, Robert Carr, John P. Dubinsky, Charles R. and Ann T. Eveker, D&G Strategic Investments, Hopkins Capital Group, LLC, Lee Kling, McKesson Corporation, MOAB Investments, Gary Munson, DKR SoundShore Oasis Holding Fund, Ltd., John D. Prosperi, Nicholas G. and Linda P. Rallo, Dennis Ryll, MRB&B, LLC, Allen Family Partnership, Alan Hirmes, Harold Harris, Michael Fowler, Nathalie Rallo, Sophia Rallo, Tom MacDonald, Jim Varney, Jane Mingey, Jeffrey Lynford, Steve Kirby, Jeff Tobolski, George Vornas, Mayo Foundation for Medical Education and Research, David Sabino, Donald L. Ferguson Living Trust, and Vincent Keating (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.7	Form of Investors’ Rights Agreement and Form of Agreement and Waiver, between Accentia and certain investors named therein including Ronald E. Osman and Steven J. Stogel (filed as Exhibit 4.7 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.8	Amended and Restated Investors’ Rights Agreement, dated January 7, 2005, between Accentia and Pharmaceutical Product Development, Inc., as amended July 8, 2005 and August 11, 2005 (including Assignment and Assumption Agreement, dated June 28, 2005, among the Company, Pharmaceutical Product Development, Inc. and PPD International Holdings, Inc.) (filed as Exhibit 4.8 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.9	Series E Convertible Preferred Stock Purchase Agreement, dated January 9, 2004, between Accentia and Pharmaceutical Product Development, Inc. (filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.10	Series E Convertible Preferred Stock Purchase Agreement, dated April 15, 2004, between Accentia and Ronald E. Osman (filed as Exhibit 4.10 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.11	Form of Series E Subscription Agreement between Accentia and certain investors named therein, including The Joyce A. Aboussie Revocable Trust, Robert Carr, John P. Dubinsky, Charles R. and Ann T. Eveker, D&G Strategic Investments, Hopkins Capital Group, LLC, Lee Kling, McKesson Corporation, MOAB Investments, Gary Munson, DKR SoundShore Oasis Holding Fund, Ltd., John D. Prosperi, Nicholas G. and Linda P. Rallo, Dennis Ryll, MRB&B, LLC, Allen Family Partnership, Alan Hirmes, Harold Harris, Michael Fowler, Nathalie Rallo, Sophia Rallo, Tom MacDonald, Jim Varney, Jane Mingey, Jeffrey Lynford, Steve Kirby, Jeff Tobolski, George Vornas, Mayo Foundation, David Sabino, Donald L. Ferguson Living Trust, Steve Stogel, and Vincent Keating (filed as Exhibit 4.11 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

4.12	Registration Rights Agreement, dated April 3, 2002, between Accentia and Steven Arikian, M.D., John Doyle, Julian Casciano, and Roman Casciano, as amended by Amendment No. 1, dated March 30, 2005, and Amendment No. 2, dated April 29, 2005 (filed as Exhibit 4.12 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.1	License Agreement, dated April 12, 2004, between Accentia and BioDelivery Sciences International, Inc. (“BDSI”), as amended pursuant to an Asset Purchase Agreement dated September 7, 2004 and as further amended by those certain letter agreements dated March 28, 2005 and April 25, 2005 (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.2(b)	License Agreement, dated February 10, 2004, between Accentia and Mayo Foundation for Medical Education and Research (“MAYO”), as amended on December 12, 2004 (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.3	Exclusive Agreement, dated September 17, 2004, between Accentia and The Board of Trustees of the Leland Stanford Junior University (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.4	Investment Agreement, dated April 10, 2003, between Accentia and Biovest International, Inc. (“Biovest”), as amended (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.5(b)	Distribution Agreement, dated March 12, 2004, between Accentia and Arius Pharmaceuticals, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.6	Biologics Distribution Agreement, dated February 27, 2004, between Accentia and McKesson Corporation (“McKesson”) (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.7(b)	Amended and Restated Distribution and Supply Agreement, dated August 12, 2005, between Accentia and Respirics, Inc. (filed as Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.8(b)	Product Development Agreement, dated January 24, 2003, between Accentia and Respirics, Inc. (filed as Exhibit 10.11 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.9	Cooperative Research and Development Agreement, dated May 27, 1999, between Accentia and The National Cancer Institute, as amended by that certain amendment dated April 6, 2005 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.10(b)	Supply Agreement, dated December 1, 2004, between Accentia and biosyn Arzeneimittel GmbH. (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.11	First Amended and Restated Royalty Stream Purchase Agreement, dated August 11, 2005, between Accentia and Pharmaceutical Product Development, Inc. (filed as Exhibit 10.15 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.12	Office Lease, dated May 1, 2004, between Accentia, as Tenant, and AP Southeast Portfolio Partners, LP, as Landlord (filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.13	Standard Form of Lease, dated April 1, 2004, between Accentia, as Tenant, and Pizzagalli Properties, LLC, as Landlord, as amended (filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.14	Agreement of Lease, dated December 1998, between Accentia, as Tenant, and We’re Associates Company, as Landlord (filed as Exhibit 10.18 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.15	Agreement of Lease, dated February 26, 2002, between Accentia, as Tenant, and Heartland Rental Properties, LLC, as Landlord, as amended (filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.16	Lease, dated March 22, 2005, between 460 Park Associates, as Landlord, and Accentia, as Tenant (filed as Exhibit 10.20 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.17	Space Lease, dated October 26, 1995, between Accentia, as Tenant, and Worcester Business Development Corporation, as Landlord, as amended (filed as Exhibit 10.21 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.18	Lease Agreement dated December 2003, between Accentia and IMOR Private Institute for Medical Outcome Research GmbH (filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.19(a)	2003 Stock Option Plan, as amended (filed as Exhibit 10.23 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.20(a)	Employment Agreement, dated January 1, 2005, between Accentia and Francis E. O’Donnell, Jr. (filed as Exhibit 10.24 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.21(a)	Employment Agreement, dated April 3, 2002, between Accentia and Steven R. Arikian, as amended (filed as Exhibit 10.25 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.22(a)	Second Amended and Restated Executive Employment Agreement, dated December 31, 2004, between Accentia and Martin G. Baum, as amended on February 10, 2005 (filed as Exhibit 10.26 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.23(a)	Employment Agreement, dated January 1, 2005, between Accentia and Alan M. Pearce (filed as Exhibit 10.27 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.24(a)	Employment Agreement, dated January 1, 2005, between Accentia and Samuel S. Duffey (filed as Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.25	Form of Director and Officer Indemnity Agreement (filed as Exhibit 10.29 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.26	Form of Warrant for Purchase of Common Stock granted by Accentia to Common Stock Holder (filed as Exhibit 10.32 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.27(a)	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.33 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.28(a)	Form of Incentive Stock Option Agreement (filed as Exhibit 10.34 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.29(a)	2005 Equity Incentive Plan (filed as Exhibit 10.35 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.30	Revolving Credit Agreement, dated March 30, 2004, between Missouri State Bank and Trust Company (“MSB”) and Accentia, as amended on March 22, 2005 (filed as Exhibit 10.36 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.31	Accentia Assumption of Debt and Security Agreement, dated December 31, 2003, between Accentia and McKesson, as amended by the First Amendment, dated February 9, 2005, and as modified on May 31, 2005, June 28, 2005, July 8, 2005, August 15, 2005, and September 13, 2005 (filed as Exhibit 10.39 to the Registration Statement on Form S-1 (Amendment No. 8) filed on October 3, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.32	Forbearance Agreement, dated December 9, 2003, between Accentia, Accent Rx, Inc. (“AccentRx”) and McKesson (filed as Exhibit 10.40 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.33	Warrant Purchase Agreement, dated December 1, 1998, between Accentia and McKesson (filed as Exhibit 10.41 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.34	Credit Agreement, dated November 30, 1998, between Accentia and McKesson (filed as Exhibit 10.42 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.35	Security Agreement, dated November 30, 1998, between Accentia and McKesson Corporation (filed as Exhibit 10.43 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.36	Lease Agreement, dated November 2004, between Accentia and Bay Villa Developers, Inc., as General Partner for Hyde Park Plaza Associates, Ltd. (filed as Exhibit 10.64 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.37	Post Residential Rental Agreement, dated April 15, 2005, between Accentia and Post Apartment Homes, L.P. (filed as Exhibit 10.65 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.38(b)	Manufacturing and Supply Agreement, dated August 23, 2002, between Accentia and Kiel Laboratories (filed as Exhibit 10.66 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.39	Securities Purchase Agreement, dated April 29, 2005, between Accentia and Laurus Master Fund, Ltd. (“Laurus”) (filed as Exhibit 10.67 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.40	Security Agreement dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.68 to on Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.41	Amended and Restated Secured Convertible Term Note, dated April 29, 2005, of Accentia payable to Laurus (filed as Exhibit 10.69 to the Registration Statement on Form S-1 filed on March 6, 2006 (Registration No. 333-132237) and incorporated by reference).

10.42	Amended and Restated Convertible Minimum Borrowing Note dated April 29, 2005, of Accentia and Laurus (filed as Exhibit 10.2 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.43	Secured Revolving Note dated April 29, 2005, of Accentia and Laurus (filed as Exhibit 10. 7 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.44	Stock Pledge Agreement and InterCompany Note Pledge Agreement, dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.72 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.45	Amended and Restated Common Stock Purchase Warrant, dated August 16, 2005, granted by Accentia to Laurus (filed as Exhibit 10.73 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.46	Subsidiary Guaranty, dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.74 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.47	Registration Rights Agreement, dated April 29, 2005, between Accentia and Laurus, as amended (filed as Exhibit 10.75 to the Registration Statement on Form S-1 (Amendment No. 8) filed on October 3, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.48	Amended and Restated Registration Rights Agreement dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.5 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.49	Promissory Note, dated September 1, 2001, of Accentia payable to David DeFouw, as modified on January 18, 2005 (filed as Exhibit 10.77 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.50	Unsecured Promissory Note, dated June 30, 2005, issued to The Hopkins Capital Group II, LLC (“Hopkins II”) (filed as Exhibit 10.79 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.51	Unsecured Promissory Note, dated June 30, 2005, issued to Hopkins II (filed as Exhibit 10.80 to the Registration Statement on Form S-1 (Amendment No. 6) filed on July 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.52	Omnibus Amendment and Consent, dated August 16, 2005, between Accentia and Laurus (filed as Exhibit 10.81 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.53	Bridge Loan Agreement, dated August 16, 2005, between Accentia and Hopkins II, together with Bridge Loan Note, dated August 16, 2005 (filed as Exhibit 10.82 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.54(b)	Option Agreement, dated December 6, 2005, between Accentia and MAYO (filed as Exhibit 10.83 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.55(b)	Licensing and Distribution Agreement, dated November 22, 2005, between Accentia and Collegium Pharmaceuticals, Inc. (“Collegium”) (filed as Exhibit 10.84 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.56	Promissory Note Dated September 30, 2005 (filed as Exhibit 10.85 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.57	Agreement with Collegium (filed as Exhibit 10.84 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.58	Overadvance Letter Agreement and Additional Common Stock Purchase Warrant, dated December 29, 2005, between Accentia and Laurus (filed as Exhibit 10.86 to the Registration Statement on Form S-1 filed on March 6, 2006 (Registration No. 333-132237) and incorporated by reference).

10.59	Trust Ratification dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.60	MSB Subordination Agreement dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.3 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.61	Second Omnibus Amendment dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.6 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.62	Joinder Agreement dated February 13, 2006 between TEAMM and Laurus (filed as Exhibit 10.8 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.63	Revolving Credit Agreement dated December 30, 2005 between Accentia and MSB (filed as Exhibit 10.9 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.64	Revolving Credit Note dated December 30, 2005 between Accentia and MSB (filed as Exhibit 10.10 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.65	Security Agreement dated December 30, 2005 between Accentia and MSB (filed as Exhibit 10.11 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.66	Continuing Contract of Guaranty dated December 30, 2005 between Accentia, MSB, and other parties (filed as Exhibit 10.12 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.67	Security Agreement dated December 30, 2005 between TEAMM and MSB (filed as Exhibit 10.13 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.68	Stock Pledge Agreement dated December 30, 2005 between The Francis E. O’Donnell, Jr. Irrevocable Trust No. 1 dated May 25, 1990 and MSB (filed as Exhibit 10.14 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.69	Securities Pledge and Security Agreement dated December 30, 2005 between Dennis L. Ryll and MSB (filed as Exhibit 10.15 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.70	Form of Incentive Option Grant under 2005 Equity Incentive Plan (filed as Exhibit 10.16 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.71	Form of Non-Qualified Option Grant under 2005 Equity Incentive Plan (filed as Exhibit 10.17 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.72	Form of Non-Employee Directors Option Grant under 2005 Equity Incentive Plan (filed as Exhibit 10.18 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.73	Warrant dated February 13, 2006 from Accentia to Laurus (filed as Exhibit 10.19 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.74	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia, and each other Pledgor party thereto (filed as Exhibit 10.1 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.75	Demand Note, dated April 25, 2006, issued by Biovest to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.76	First Bank Subordination Agreement dated as of April 25, 2006, by and among Laurus, First Bank and Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.77	Telesis Subordination Agreement dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, Inc. (“Biovax”), Biovest and Accentia (filed as Exhibit 10.4 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.78	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Biovax Leverage Fund”) to Biolender, LLC (“Biolender”) (filed as Exhibit 10.5 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.79	Loan and Security Agreement, dated as of April 25, 2006, between Biovax Leverage Fund and Biolender (filed as Exhibit 10.6 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.80	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (filed as Exhibit 10.7 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.81	Convertible Loan Agreement dated as of April 25, 2006, by and among Biovax, Telesis CDE and Biovest (filed as Exhibit 10.8 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.82	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), Biovest and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (filed as Exhibit 10.9 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.83	Limited Liability Company Agreement of Biolender, dated April 25, 2006, between Biovest and Accentia (filed as Exhibit 10.10 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.84	Put Option Agreement dated April 25, 2006, between Biovax IC, Biovax Leverage Fund, USBCIC and Biolender (filed as Exhibit 10.11 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.85	Purchase Option Agreement dated April 25, 2006, between Biovax IC, Biovax Leverage Fund, USBCIC and Biolender (filed as Exhibit 10.12 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.86	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Telesis CDE (filed as Exhibit 10.13 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.87	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (filed as Exhibit 10.14 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.88	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (filed as Exhibit 10.15 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.89	Asset Purchase Agreement dated April 18, 2006 between Biovest and Biovax (filed as Exhibit 10.16 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.90	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and Biovest (filed as Exhibit 10.17 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.91	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Dennis L. Ryll (filed as Exhibit 10.18 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.92	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Steven J. Stogel (filed as Exhibit 10.19 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.93	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Donald L. Ferguson (filed as Exhibit 10.20 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.94	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Ronald E. Osman (filed as Exhibit 10.21 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.95	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Francis E. O’Donnell, Jr. (filed as Exhibit 10.22 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.96	Note and Warrant Purchase Agreement, dated March 31, 2006, between Biovest and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.97	Secured Promissory Note, dated March 31, 2006, issued by Biovest to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.98	Restricted Account Agreement, dated March 31, 2006, among Biovest, Laurus, and North Fork Bank (filed as Exhibit 10.4 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.99	Restricted Account Letter Agreement, dated March 31, 2006, between Biovest and Laurus (filed as Exhibit 10.5 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.100	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (filed as Exhibit 10.8 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.101	Securities Purchase Agreement, dated May 15, 2006, among Accentia and the parties identified as “Buyers” therein (“Securities Purchase Agreement”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.102	Form of Common Stock Purchase Warrant, dated May 15, 2006, issued by Accentia pursuant to Securities Purchase Agreement (filed as Exhibit 10.3 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.103	Registration Rights Agreement, dated May 15, 2006, among Accentia and Buyers under Securities Purchase Agreement (filed as Exhibit 10.2 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.104	Overadvance Letter Agreement, dated July 13, 2006, among Laurus, Accentia, The Analytica Group, Inc., and TEAMM (filed as Exhibit 10.1 to Accentia’s Form 8-K filed July 19, 2006 and incorporated herein by reference).

10.105	Amendment to Option Agreement, dated July 20, 2006, between Accentia and MAYO together with Form of Common Stock Purchase Warrant (filed as Exhibit 10.1 to Accentia’s Form 8-K filed July 24, 2006 and incorporated herein by reference).

10.106	Amendment and Consent to Release between Biovest and Laurus dated August 2, 2006 (filed as Exhibit 10.8 to Accentia’s Form 10-Q filed August 14, 2006 and incorporated herein by reference).

10.107(b)	Second Amendment to License Agreement, dated August 22, 2006, between Accentia and MAYO (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.108	Common Stock Purchase Warrant dated August 22, 2006, between Accentia and MAYO (filed as Exhibit 10.2 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.109	Side Letter dated August 22, 2006 between Accentia and MAYO (filed as Exhibit 10.3 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.110	Securities Purchase Agreement, dated as of September 29, 2006, among Accentia and each of the purchasers named therein (including form of Common Stock Purchase Warrant and form of Secured Convertible Debenture issued thereunder) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.111	Registration Rights Agreement, dated as of September 29, 2006, among Accentia and each of the purchasers of Secured Convertible Debentures (filed as Exhibit 10.2 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.112	Registration Rights Agreement, dated as of September 29, 2006, among Biovest, and each of the purchasers of Secured Convertible Debentures (filed as Exhibit 10.3 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.113	Pledge Agreement, dated as of September 29, 2006, among Accentia, each of the purchasers of Secured Convertible Debentures, and American Stock Transfer & Trust Company (filed as Exhibit 10.4 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.114	Asset Purchase Agreement, dated as of October 4, 2006, among Accentia, TEAMM, and Tiber, Inc. (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 31, 2006 and incorporated herein by reference).

10.115(b)	Amendment No. 1 to the First Amended and Restated Royalty Stream Purchase Agreement between Pharmaco Investments, Inc., dated October 9, 2006 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 19, 2006 and incorporated herein by reference).

10.116	Amendatory and Supplemental Letter Agreement, dated as of October 12, 2006, among Accentia and Argent Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.117	Mutual Termination Agreement dated as of October 25, 2006, among Accentia, TEAMM, and Acheron Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.118	Mutual Termination Agreement dated as of October 25, 2006, among Accentia, TEAMM, and Ryan Pharmaceuticals, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.119	Fifth Amendment to Distribution Agreement dated as of October 25, 2006, among Accentia, TEAMM, and Argent Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.120	Sixth Amendment to Distribution Agreement dated as of October 25, 2006, among Accentia, TEAMM, and Argent Development Group, LLC (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.121	Trademark Assignment, dated as of October 27, 2006, among Accentia, TEAMM, and Victory Pharma, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.122	Termination of Agreement Letter, dated as of October 27, 2006, among Accentia and Mikart, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.123	Settlement of Employment and Compensation Related Matters Between Accentia and Martin G. Baum dated October 26, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.124	Settlement of All Accentia Biopharmaceuticals, Inc. and Subsidiary Employment and Compensation Related Matters Between Accentia and Nicholas J. Leb dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.125	Royalty Agreement between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.126	Termination Agreement between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.127	Purchase Agreement of Biolender between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.128	Consent between Accentia and Laurus dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.129	Common Stock Purchase Warrant, dated October 31, 2006 from Accentia to Laurus (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.130	License and Asset Purchase Agreement, dated as of December 8, 2006, between Biovest and AutovaxID, Inc. (“AutovaxID”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.131	License Agreement, dated as of December 8, 2006, between Biovest and AutovaxID (filed as Exhibit 10.2 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.132	Secured Promissory Note, dated as of December 8, 2006, made by Biovest for the benefit of Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.133	Loan and Security Agreement, dated as of December 8, 2006, between AutovaxID Investment LLC (“AutovaxID Leverage Fund”) and Biolender II (filed as Exhibit 10.4 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.134	Promissory Note, dated December 8, 2006, issued by AutovaxID Leverage Fund to Biolender II, LLC (“Biolender II”) (filed as Exhibit 10.5 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.135	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the St. Louis New Markets Tax Credit Fund-II, LLC (“St. Louis CDE”) (filed as Exhibit 10.6 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.136	QLICI Loan Agreement dated as of December 8, 2006, by and among AutovaxID, the St. Louis CDE and Biovest (filed as Exhibit 10.7 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.137	Subordination Agreement dated as of December 8, 2006, by and among Laurus, St. Louis CDE, US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and Biovest (filed as Exhibit 10.8 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.138	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (filed as Exhibit 10.9 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.139	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (filed as Exhibit 10.10 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.140	Guaranty, dated December 8, 2006, made by Hopkins II, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the St. Louis CDE (filed as Exhibit 10.11 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.141	Limited Liability Company Agreement of Biolender II, dated December 8, 2006 (filed as Exhibit 10.12 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.142	Put Option Agreement dated December 8, 2006, between AutovaxID, AutovaxID Leverage Fund, USBCIC and Biolender II (filed as Exhibit 10.13 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.143	Purchase Option Agreement dated December 8, 2006, between AutovaxID, AutovaxID Leverage Fund, USBCIC and Biolender II (filed as Exhibit 10.14 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.144	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Dennis L. Ryll (filed as Exhibit 10.15 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.145	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Steven J. Stogel (filed as Exhibit 10.16 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.146	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Donald L. Ferguson (filed as Exhibit 10.17 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.147	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Ronald E. Osman (filed as Exhibit 10.18 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.148	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Francis E. O’Donnell, Jr. (filed as Exhibit 10.19 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.149	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Alan M. Pearce (filed as Exhibit 10.20 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.150	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Steven R. Arikian (filed as Exhibit 10.21 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.151	Subscription Agreement, dated December 8, 2006, between Biovest and St. Louis CDE (filed as Exhibit 10.27 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.152	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Dennis L. Ryll (filed as Exhibit 10.28 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.153	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Steven J. Stogel (filed as Exhibit10.29 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.154	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Donald L. Ferguson (filed as Exhibit 10.30 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.155	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Ronald E. Osman (filed as Exhibit 10.31 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.156	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Hopkins II (filed as Exhibit 10.32 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.157	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Alan M. Pearce (filed as Exhibit 10.33 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.158	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Steven R. Arikian (filed as Exhibit 10.34 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.159	Notice to Exercise of Option to Terminate Services dated December 15, 2006 from Accentia to Pharmaco Investments, Inc. and Pharmaceutical Product Development, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.160	Securities Purchase Agreement, dated as of February 28, 2007, among Accentia and each of the purchasers named therein (including exhibits) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

10.161	Sublicense Agreement between Accentia and Revimmune, LLC (“Revimmune”) dated February 27, 2007 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

10.162	Amendment to Option Agreement dated May 9, 2007 between Accentia and MAYO (filed as Exhibit 10.11 to Accentia’s Form 8-K filed May 14, 2007 and incorporated herein by reference).

10.163	Third Amendment to the License Agreement dated May 10, 2007 between Accentia and MAYO (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed May 15, 2007 and incorporated herein by reference).

10.164	Letter of Understanding between Accentia and Respirics, Inc. dated May 10, 2007 filed as Exhibit 10.2 to Accentia’s Form 10-Q filed May 15, 2007 and incorporated herein by reference).

10.165	Form of Common Stock Purchase Warrant (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 19, 2007 and incorporated herein by reference).

10.166	Termination of Biologics Agreement dated August 22, 2007 between Accentia and McKesson (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 24, 2007 and incorporated herein by reference).

10.167	Overadvance Side Letter dated August 29, 2007 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed September 5, 2007 and incorporated herein by reference).

10.168	Form of the Amendment to Conversion Agreement between Accentia and Midsummer Investment, Ltd. (filed as Exhibit 10.2 to Accentia’s Form 8-K filed September 5, 2007 and incorporated herein by reference).

10.169	Form of Common Stock Purchase Warrant to Debenture Investors (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 25, 2007 and incorporated herein by reference).

10.170	Amendment No. 1 to Overadvance Side Letter dated as of October 21, 2007 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.171	Common Stock Purchase Warrant issued to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.172	Subordination Agreement dated October 31, 2007 between Accentia and LV Administrative Services, Inc. as agent to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed as Exhibit 10.3 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.173	Subordination Agreement dated December 10, 2007 between Accentia and LV Administrative Services, Inc. as agent to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.174	Accentia’s 2008 Equity Incentive Plan effective as of December 31, 2007 (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.175	Extension Letter dated December 20, 2007 from Southwest Bank to Accentia (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.176	Agreement & Consent dated December 27, 2007 between Accentia and Hopkins II (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.177	Common Stock Purchase Warrant issued to Hopkins II (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.178	Securities Purchase Agreement, dated as of January 18, 2008, among Accentia and each of the purchasers named therein (filed as Exhibit 10.1 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.179	Registration Rights Agreement, dated as of January 18, 2008, among Accentia and each of the purchasers of Preferred Stock (filed as Exhibit 10.2 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.180	Form of Short-Term Common Stock Purchase Warrant (filed as Exhibit 10.4 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.181	Form of Long-Term Common Stock Purchase Warrant (filed as Exhibit 10.5 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.182	Amendment No. 2 to Overadvance Letter effective January 31, 2008 between Accentia, Analytica International, Inc. (“Analytica”), Teamm, and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.183	Letter Amendment to Accentia Warrants effective January 31, 2008 between Accentia and Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.184	Amendment and clarification of Accentia Royalty Agreement dated February 5, 2008 between Accentia and Biovest (filed as Exhibit 10.3 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.185	Conversion Agreement dated February 5, 2008 between Accentia and Biovest (filed as Exhibit 10.4 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.186	Revolving Credit Note Modification Agreement dated as of March 31, 2008 between Accentia and Southwest Bank (filed as Exhibit 10.1 to Accentia’s Form 8-K filed April 4, 2008 and incorporated herein by reference).

10.187	Amendment Letter dated May 30, 2008 between Biovest, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.188	December 10, 2007 Royalty Agreement Amendment dated May 30, 2008 between Biovest and Laurus, Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., and PSource Structured Debt Limited (“PSource”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.189	Reaffirmation and Ratification Agreement dated May 30, 2008 between Biovest and its subsidiaries, Revimmune, LV Administrative Services, Inc., Valens U.S. SPV I, LLC, and Valens Offshore SPV II, Corp. (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.190	Guaranty Side Letter dated May 30, 2008 between Accentia, Laurus, Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., Valens Offshore SPV II, LLC and PSource (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.191	Securities Purchase Agreement, dated June 17, 2008, among Accentia and each of the purchasers of the Private Placement (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.192	Registration Rights Agreement, dated June 17, 2008, among Accentia and each of the purchasers of the Private Placement (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.193	8% Original Issue Discount Secured Convertible Debenture, dated June 17, 2008, among Accentia and each of the purchasers of the Private Placement (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.194	Security Agreement, dated June 17, 2008, among Accentia and its subsidiaries, Accentia Specialty Pharmacy, Inc. (“ASP”) and AccentRX and each of the purchasers of the Private Placement (filed as Exhibit 10.4 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.195	Common Stock Purchase Warrant dated June 17, 2008 (filed as Exhibit 10.5 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.196	Subsidiary Guarantee dated June 17, 2008 among ASP and AccentRx and each of the purchasers of the Private Placement (filed as Exhibit 10.6 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.197	Third Amendment to Revolving Credit Agreement dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.7 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.198	Revolving Credit Note Modification Agreement dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.8 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.199	Stock Pledge Agreement dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.9 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.200	Reaffirmation of Guaranty dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.10 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.201	Amendment No. 1 to Termination Agreement Re Biologics Distribution Agreement dated June 17, 2008, among McKesson and Accentia (filed as Exhibit 10.11 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.202	Stock Pledge Agreement dated June 17, 2008, among McKesson and Accentia (filed as Exhibit 10.12 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.203	Payoff Letter and Agreement dated June 18, 2008, between Accentia, Analytica, TEAMM, Laurus, Valens Offshore SPV I, Ltd, Valens US SPV I, LLC and PSource (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.204	Assignment of Sale Proceeds dated June 18, 2008, between Accentia, Analytica, Valens Offshore SPV I, Ltd, Valens US SPV I, LLC and PSource (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.205	Assignment of Rights Under Royalty Agreement dated June 18, 2008, between Accentia, Biovest and Erato Corp. (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.206	Assignment of Rights Under Royalty Agreement dated June 18, 2008, between Accentia, Biovest and Valens Offshore SPV I, Ltd. (filed as Exhibit 10.4 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.207	Assignment of Rights Under Royalty Agreement dated June 18, 2008, between Accentia, Biovest and Valens US SPV I, LLC (filed as Exhibit 10.5 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.208	Reaffirmation and Ratification Agreement dated June 18, 2008, between Accentia, Analytica, TEAMM, Laurus, Valens Offshore SPV I, Ltd., Valens US SPV I, LLC and PSource (filed as Exhibit 10.6 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.209	Collateral Assignment dated June 18, 2008 between Accentia and Biovest (filed as Exhibit 10.7 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.210	Schedules to the Security Purchase Agreement dated June 17, 2008 which was filed as Exhibit 10.1 to Accentia’s Form 8-K dated June 18, 2008 (filed as Exhibit 10.8 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.211	Schedules to the Security Agreement dated June 17, 2008 which was filed as Exhibit 10.4 to Accentia’s Form 8-K dated June 18, 2008 (filed as Exhibit 10.9 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.212	Amendment to Sublicense dated June 16, 2008 between Accentia and Revimmune (filed as Exhibit 10.10 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.213	Promissory Note dated as of June 30, 2008, between Biovest and Pulaski Bank (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.214	Promissory Note dated as of June 30, 2008, between Biovest and Pulaski Bank (filed as Exhibit 10.2 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.215	Amendment Agreement dated July 31, 2008 between Biovest and Laurus, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and PSource (filed as Exhibit 10.3 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.216	Reaffirmation and Ratification Agreement dated July 31, 2008 between Biovest, Biovax, AutovaxID, Biolender, Biolender II, Accentia, Revimmune, and LV Administrative Services, Inc., as Agent, Laurus, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource (filed as Exhibit 10.4 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.217	Emezine Settlement Agreement between Accentia, TEAMM, BDSI, and Arius dated December 30, 2009 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 22, 2010 and incorporated herein by reference)

21	Subsidiaries of the Accentia (filed as Exhibit 21 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Indicates management contract or compensatory plan
(b)	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

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

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

Signature		Title	Date

By:	/s/ Francis E. O’Donnell, Jr.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	August 16, 2010

Francis E. O’Donnell, Jr., M.D.

By:	/s/ Alan M. Pearce	Chief Financial Officer; Director (Principal Financial Officer and Principal Accounting Officer)	August 16, 2010

Alan M. Pearce

By:	/s/ Edmund C. King	Director	August 16, 2010

Edmund C. King

By:	/s/ David M. Schubert	Director	August 16, 2010

David M. Schubert

By:	/s/ William S. Poole	Director	August 16, 2010

William S. Poole

By:	/s/ Christopher C. Chapman	Director	August 16, 2010

Christopher C. Chapman, M.D.

Accentia Biopharmaceuticals, Inc.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders

Accentia Biopharmaceuticals, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2009 and 2008. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred cumulative net losses of approximately $71.7 million during the two years ended September 30, 2009, and had a working capital deficiency of approximately $100.6 million including liabilities subject to compromise. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As discussed in Note 1 to the accompanying consolidated financial statements, on November 10, 2008, Accentia Biopharmaceuticals, Inc. and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Tampa, Florida

August 16, 2010

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$ 325,350	$ 1,229,087
Accounts receivable:
Trade, net of allowance for doubtful accounts of $10,031 at September 30, 2009 and September 30, 2008	1,412,549	1,674,085
Related party	112,389	122,666
Inventories	509,287	609,284
Unbilled receivables	1,503,869	2,215,270
Deferred finance costs	—	1,038,115
Prepaid expenses and other current assets	384,841	515,332
Currents assets of discontinued operations	—	574,387

Total current assets	4,248,285	7,978,226

Goodwill	1,193,437	1,193,437
Intangible assets	2,633,090	4,385,954
Furniture, equipment and leasehold improvements, net	331,853	913,344
Deferred finance costs, less current portion	1,125,849	1,497,445
Other assets	291,648	329,241
Other assets from discontinued operations	12,159	14,334

	$ 9,836,321	$ 16,311,981

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,
	2009	2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt:
Hybrid financial instrument at fair value	$ —	$5,116,978
Convertible debenture	—	3,585,472
Other long-term debt	—	18,423,143
Lines of credit	—	4,000,000
Accounts payable	1,532,019	8,670,678
Accrued expenses	2,210,592	3,215,661
Unearned revenues	955,637	1,217,934
Dividends payable	—	479,452
Notes payable	—	14,357,574
Notes payable, related parties	1,332,420	223,915
Customer deposits	208,557	169,339
Derivative liabilities	—	24,778,671
Currents liabilities of discontinued operations	—	3,070,817

Total current liabilities	6,239,225	87,309,634

Long-term debt, net of current maturities:
Hybrid financial instrument at fair value	—	1,910,060
Convertible debenture	—	13,025,971
Other long-term debt	—	62,299
Royalty liability, less current portion	—	5,143,241
Other liabilities, related party	—	2,241,188

Total liabilities not subject to compromise	6,239,225	109,692,393

Liabilities subject to compromise	98,614,732	—
Total liabilities	104,853,957	109,692,393
Non-controlling interest in variable interest entities	4,005,566	4,460,493

Commitments and contingencies	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 8,529 and -0- shares issued and outstanding at September 30, 2009 and September 30, 2008 respectively	5,196,110	2,476,999

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 58,048,208 and 54,103,894 shares issued and outstanding at September 30, 2009, and September 30, 2008, respectively	58,048	54,104
Treasury stock, 194,907 shares, September 30, 2009 and September 30, 2008	(170,057)	(170,057)
Additional paid-in capital	205,100,477	200,944,102
Accumulated deficit	(309,207,780)	(301,146,053)

Total stockholders’ deficit	(104,219,312)	(100,317,904)

	$ 9,836,321	$16,311,981

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2008
Net Sales:
Products	$ 2,202,407	$ 3,368,349
Services	8,353,531	10,903,145

Total net sales	10,555,938	14,271,494

Cost of sales:
Products	1,456,090	1,832,030
Services	6,381,677	6,761,920

Total cost of sales (exclusive of amortization of acquired product rights)	7,837,767	8,593,950

Gross margin	2,718,171	5,677,544

Operating expenses:
Research and development	1,320,212	8,917,726
Royalty	20,000	20,000
Sales and marketing	133,977	188,977
General and administrative	8,077,725	17,638,214
Impairment of intangible	1,519,367	9,468,777

Total operating expenses	11,071,281	36,233,694

Operating loss	(8,353,110)	(30,556,150)
Other income (expense):
Interest expense, including change in fair market value of convertible debentures	(8,436,835)	(28,051,515)
Interest expense, net, related party	—	(5,669)
Loss on sale of assets	—	(1,196)
Loss on disposal of asset		(190,629)
Derivative gain (loss)	14,439,361	8,864,138
Loss on extinguishment of debt (Note)		(6,600,985)
Other income (expense)	(422,050)	933,998

Loss before reorganization items, non-controlling interest in losses from variable interest entities, discontinued operations and income taxes	(2,772,634)	(55,608,008)
Reorganization items:
Professional Fees	(759,000)	—
Provision for the rejection of lease (net of $43,553 gain on allowance for leasehold improvements)	29,553	—
Provision for indemnity agreements	(3,894,545)	—

	(4,623,992)	—
Loss before non-controlling interest in variable interest entities	(7,396,626)	(55,608,008)
Non-controlling interest in losses from variable interest entities (Note)	454,926	513,136

Loss before discontinued operations and income taxes	(6,941,700)	(55,094,872)
Income (loss) from discontinued operations	1,683,848	(5,696,750)
Income (loss) before taxes	(5,257,852)	(60,791,622)

Income taxes	(4,840)	—

Net Loss	(5,262,692)	(60,791,622)
Preferred stock dividend	$(2,799,035)	$ (2,768,955)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued)

	2009	2008
Loss attributable to common shareholders	$(8,061,727)	$(63,560,577)

Weighted average shares outstanding, basic and diluted	58,025,558	45,903,834

Per share amounts, basic and diluted:
Continuing operations	(0.12)	(1.20)
Discontinued operations	0.03	(0.13)
Loss attributable to common stockholders per common share	$ (0.14)	$ (1.39)

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Common Stock		Accumulated Capital	Treasury Shares	Deficit	Total

	Shares	Amount

Balances, October 1, 2007	39,588,900	$ 39,589	$ 172,449,173	$ —	$(237,585,476)	$(65,096,714)
Exercise of warrants for cash	1,738,328	1,739	4,639,597	—	—	4,641,336
Share-based compensation	—	—	5,011,817	—	—	5,011,817
Common stock issued upon the conversion of debentures and related interest	11,502,791	11,503	13,905,839	—	—	13,917,342
Common stock issued upon the conversion of preferred stock	1,118,301	1,118	176,482	—	—	177,600
Conversion of minimum borrowing note	120,000	120	320,280	—	—	320,400
Common stock issued for expenses	230,481	230	715,546	—	—	715,776
Common stock of Biovest issued for extension of debt	—	—	457,500	—	—	457,500
Common stock warrants issued for financing costs	—	—	9,806,159	—	—	9,806,159
Warrants issued to guarantee Biovest debt	—	—	2,154,426	—	—	2,154,426
Reclassification from equity to capitalized finance costs upon reset of preferred stock	—	—	(625,074)	—	—	(625,074)
Reclassification of deferred finance costs upon conversion of debentures	—	—	193,781	—	—	193,781
Reclassification of financial instruments from derivative liabilities to equity	—	—	1,140,982	—	—	1,140,982
Reclassification of financial instruments from equity instruments to derivative liabilities	—	—	(11,858,901)	—	—	(11,858,901)
Accretion of preferred stock liability	—	—	—	—	(2,654,419)	(2,654,419)
Issuance of preferred stock	—	—	2,456,495	—	—	2,456,495
Deemed dividend on preferred stock	—	—	—	—	(114,536)	(114,536)
Repurchase of treasury stock	(194,907)	(195)	—	(170,057)	—	(170,252)
Net loss for the year	—	—	—	—	(60,791,622)	(60,791,622)

Balances, September 30, 2008	54,103,894	$54,104	$200,944,102	$ (170,057)	$(301,146,053)	$(100,317,904)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

(Continued)

	Common Stock

	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total

Balances, October 1, 2008	54,103,894	$54,104	$200,944,102	$(170,057)	$ (301,146,053)	$(100,317,904)
Share-based compensation	—	—	1,716,854	—	—	1,716,854
Common stock issued upon the conversion of debentures and related interest	3,353,800	$3,354	1,672,970	—	—	1,676,324
Common stock issued upon the conversion of preferred stock	590,514	$590	79,334	—	—	79,924
Biovest common stock issued for payment of interest on outstanding debt	—	—	242,063	—	—	242,063
Common stock of Biovest issued for extension of debt	—	—	32,000	—	—	32,000
Biovest common stock warrants issued for modification of debt	—	—	62,325	—	—	62,325
Reclassification of financial instruments from derivative liabilities to equity	—	—	350,829	—	—	350,829
Accretion of preferred stock liability	—	—	—	—	(2,799,035)	(2,799,035)
Net loss for the year	—	—	—	—	(5,262,692)	(5,262,692)

Balances, September 30, 2009	58,048,208	$ 58,048	$ 205,100,477	$(170,057)	$ (309,207,780)	$ (104,219,312)

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$ (5,262,692)	$ (60,791,622)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale of assets	—	1,196
Loss on disposal of assets	335,000	190,629
Depreciation	248,666	712,194
Amortization	233,497	1,061,341
Impairment of intangibles	1,519,367	9,468,777
Share-based compensation	1,716,854	5,011,817
Accretion of debt discounts	6,276,204	9,607,960
Accretion of royalty liability	557,302	546,745
Accretion of capitalized finance costs	1,474,322	9,226,956
Fair value of warrants issued for guarantees of debt	—	2,154,426
Derivative gain	(14,439,361)	(8,864,138)
Change in fair market value adjustment of convertible debentures (charged to interest expense)	(5,671,361)	1,073,533
Issuance of common stock warrants for services	—	715,776
Issuance of common stock warrants for finance costs	32,000	929,928
Non-controlling interest in non-cash earnings of variable interest entities	(454,926)	(513,139)
Loss on extinguishment of debt	—	6,600,985
Increase (decrease) in cash resulting from changes in:
Accounts receivable	921,888	3,131,906
Inventories	703,451	1,050,289
Unbilled receivables	711,401	(408,686)
Prepaid expenses and other current assets	194,973	369,202
Other assets	37,592	126,357
Assets from discontinued operations	(664,144)	(1,986,998)
Accounts payable	1,848,507	(2,959,566)
Accrued expenses	9,764,866	672,240
Unearned revenues	(262,297)	(238,766)
Customer deposits	39,218	(709,442)
Liabilities from discontinued operations	(1,792,670)	(790,223)

Net cash flows from operating activities	(1,932,343)	(24,610,323)

Cash flows from investing activities:
Proceeds from sale of assets	—	17,713
Release of restricted cash, net	—	2,503,330
Acquisition of furniture, equipment, and leasehold improvements	—	(88,122)
Purchase of treasury stock	—	(520,402)
Cash paid for acquisition of product rights and other intangibles	—	(200,000)

Net cash flows from investing activities	$ —	$ 1,712,519

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Years ended September 30,
	2009	2008

Cash flows from financing activities:

Payments on notes payable and long-term debt	$ (50,000)	$ (5,590,119)
Proceeds from issuance of convertible preferred stock, net	—	8,729,000
Proceeds from the exercise of stock warrants	—	4,641,334
Payments made to related party	(17,024)	(167,776)
Proceeds from notes payable	—	9,618,584
Payment of financing costs	(64,613)	(1,557,787)
Payment of royalty liability	—	(500,000)
Proceeds (payments) on related party loans including line of credit	1,250,000	(356,199)
Proceeds from convertible debentures (net of $7.3 million cash restricted in 2006 for debt payments)	—	7,595,057
Proceeds from long-term debt, net	—	1,630,796
Proceeds from line of credit, net	—	(1,539,139)

Net cash flows from financing activities	1,118,363	22,503,751

Net change in cash and cash equivalents	(813,980)	(394,053)
Cash and cash equivalents at beginning of period	1,139,330	1,623,140

Cash and cash equivalents at end of period	$ 325,350	$ 1,229,087

Supplemental cash flow information:
Cash paid for:
Interest	$ 16,667	$ 3,579,043
Income taxes	$ 3,000	$ —

Supplemental Disclosure of Non-cash Investing and Financing Activities:

2009:

•	The Company issued 2,342,624 shares of common stock upon the conversion of $1.3 million of convertible debentures (face value).

•	The Company issued 1,011,176 shares of common stock for $0.5 million of accrued interest payable.

•	The Company issued 590,514 shares of common stock upon the conversion of $0.3 million of preferred stock.

2008:

•	The Company issued 10,061,162 shares of common stock upon the conversion of $13.3 million of convertible debentures (face value).

•	The Company issued 1,441,629 shares of common stock for $2.7 million of accrued interest payable.

•	The Company issued 1,118,301 shares of common stock upon the conversion of $0.9 million of preferred stock.

•	The Company issued 120,000 shares of common stock upon the conversion of $0.3 million of the minimum borrowing note.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Principles of consolidation (cont’d)

The Company does not currently recognize a minority interest in its 75% owned subsidiary pursuant to generally accepted accounting principles since the losses applicable to the minority interest in the subsidiary exceed the minority interest in the equity capital of the subsidiary. Therefore, such excess losses and any further losses applicable to the minority interest shall be charged against the majority interest, as there is no obligation of the minority interest to fund these losses. However, if future minority equity or earnings do materialize, the majority interest will be credited to the extent of such losses previously absorbed. The Company currently records any equity raised through Biovest as Absorption of Prior Losses Against Minority Interest in the Other Income section on the Consolidated Statement of Operations.

Variable interest entities

The Company evaluates all significant arrangements and relationships for indications of variable interest entities pursuant to generally accepted accounting principles. During April 2006 and December 2006, the Company and Biovest entered into financing arrangements that involved entities that met the definition of variable interest entities. As a result, the Company and Biovest were required to consolidate these entities and reflect the non-controlling interest in the consolidated financial statements. The consolidated financial statements include the variable interest entities as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC and Revimmune, LLC.

Voluntary Petition for Bankruptcy:

On November 10, 2008, Accentia, and its subsidiaries, (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. (See Note 24, Subsequent Events for details on the Chapter 11 case.)

ASC Topic 852-Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Accentia became subject to ASC Topic 852 on November 10, 2008, and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Accounts receivable, concentrations of credit risk and customer concentrations

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company places its cash in several high-quality financial institutions. Such amounts are insured by the FDIC up to $0.25 million per institution.

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products and services to retail organizations and drug development companies. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectibility. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts. Management considers the balance of approximately $.01 million adequate as of September 30, 2009; however actual write-offs may exceed the allowance.

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

Goodwill and intangible assets

Intangible assets include trademarks, product rights, noncompete agreements, technology rights, purchased customer data relationships and patents, and are accounted for based on ASC Topic 350-Intangibles. In that regard, goodwill and intangible assets that have indefinite useful lives, are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has identified certain trademarks, and purchased customer relationships as intangible assets with indefinite lives and, therefore, these assets are not amortized.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Goodwill and intangible assets (continued)

The Company recognized impairment losses of $1.5 million and $9.5 million related to the impairment of intangible assets, respectively (Note 7).

Deferred finance costs

Deferred finance costs include fees paid in conjunction with obtaining long-term debt, notes payable and lines of credit and are amortized over the contractual term of the related financial instrument. Approximate future amortization of deferred finance costs is as follows as of September 30, 2009:

Years ending September 30:
2010	$967,863
2011	157,986

$1,125,849

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

Management has evaluated the effect of a new accounting standard related to accounting for uncertainty in income taxes that became effective in 2009 and has determined the Company had no uncertain income tax positions that could have a significant affect on the consolidated financial statements as of and for the year ended September 30, 2009. The Company’s federal income tax returns for 2006, 2007 and 2008 are subject to examination by the Internal Revenue Service, generally for three years after the federal income tax returns were filed.

Financial instruments

Financial instruments, as defined in ASC Topic 825—Financial Instruments, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, lines of credit, notes payable, long-term debt, royalty liability, other liabilities, related party, derivative financial instruments, and convertible debentures.

The Company carries cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and lines of credit at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The Company also carries notes payable and certain convertible debt, included in long-term debt, at historical cost less discounts attributable to the concurrent issuance of detachable warrants, beneficial conversion features and bifurcated embedded derivatives. However, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments. The Company carries certain convertible debentures at fair value pursuant to generally accepted accounting principles.

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

Foreign currency translation

The Company translates the assets and liabilities of its non-U.S. functional currency subsidiary into dollars at the current rates of exchange in effect at the end of each reporting period, while net sales and expenses are translated using the average exchange rate for each reporting period. Foreign currency translation adjustments were nominal during the year end September 30, 2009 and 2008, and as such, no adjustments have been recognized in the accompanying consolidated financial statements.

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

During 2004, the Company entered into an agreement with Pharmaceutical Product Development, Inc. (“PPD”), a common stockholder. In connection with the agreement, PPD acquired future royalty rights in exchange for $2.5 million received by the Company in September 2004; however, the agreement provides for return of the net purchase price ($2.5 million less royalty payments remitted to date) should royalties received by PPD through December 2009 be less than $2.5 million. In addition, there are certain other default provisions that would require the Company’s return of the net funds received. As a result, Accentia will recognize revenue in the future as royalties are remitted to PPD. As of September 30, 2009 and 2008, the liability is approximately $2.1 million and $2.2 million, respectively, and is included in Liabilities subject to compromise and Other Liabilities, Related Party, respectively in the consolidated balance sheets.

Cost of sales

Cost of sales excludes amortization of acquired product rights of $0.2 million and $1.1 million for each of the years ended September 30, 2009 and 2008.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Share-based compensation

The Company follows the guidance of the accounting provisions of ASC Topic 718—Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of the Company’s stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2009	2008
Dividend yield	$0	$0
Expected volatility	148.5%	52.64%-54.17%
Risk free interest rate	1.89 – 2.43%	2.23%-4.24%
Expected life	5.0 to 6.0 years	5.0 to 6.0 years

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

The following table sets forth the calculations of basic and diluted loss per share:

	2009	2008
Numerator:
Loss applicable to common stockholders	$(8,061,727)	$(63,560,577)

Denominator:
Weighted average shares—basic loss per share	58,025,558	45,903,834
Effect of dilutive securities	—	—

Weighted average shares for dilutive loss per share	58,025,558	45,903,834

Loss per shares from discontinued operations	$0.03	$(0.12)
Loss per share applicable to common stockholders, basic and diluted	$(0.14)	$(1.39)
Effect on loss per share from preferred dividends	$0.05	$0.06

The effect of common stock equivalents and common shares indexed to convertible debt securities are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows as of:

	2009	2008
Options and warrants to purchase common stock	29,553,837	27,435,291
Convertible debt instruments	28,192,866	29,077,972
Preferred stock convertible to common stock	4,906,060	5,066,992

	62,652,763	61,580,225

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

Recent Accounting Pronouncements:

In December 2007, the FASB issued new guidance on accounting for business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This new guidance is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued new guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This will require a reclassification of non-controlling interests in variable interest entities on the Company’s consolidated balance sheet to equity and the elimination of non-controlling interest in losses from variable interest entities on the consolidated statement of operations once adopted for our fiscal year beginning October 1, 2010 the adoption of this standard required a reclassification of approximately $25.0 million from accumulated deficit and non-controlling interest in variable interests entities in the liabilities section of the consolidated balance sheet to non-controlling interests in the statement of stockholders’ deficit.

In March 2008, the FASB issued new guidance requiring companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its consolidated financial statements when adopted.

In May 2008, the FASB issued FASB Staff Position new guidance requiring issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. Currently, the convertible debt issued does not fall within the scope of this new guidance and thus we do not expect the adoption of this new guidance to have any impact on our consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies (continued):

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $2.2 million and $0.8 million to the opening balances of additional paid-in capital and accumulated deficit respectively.

In May 2009, the FASB issued new guidance to be used in the evaluation of trends and transactions that may occur and result in recognition or disclosure in the financial statements after the balance sheet date through the date the financial statements are issued. Provisions within this new guidance address the circumstances under which such events or transactions which occur subsequent to the reporting period-end must be recognized in the financial statements. The Company has adopted this new guidance during fiscal year 2009 and it did not have a material effect on its consolidated financial statements.

In June 2009, the company adopted the Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principle. The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not affect our consolidated financial position, results of operations, or cash.

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

2. Liquidity and management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $5.6 million during the twelve months ended September 30, 2009. The Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court on November 10, 2008. The Company will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2009, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern

Regulatory strategy and commercialization expenditures:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Discontinued operations:

Disposition

On November 10, 2008, in conjunction with the Company’s Chapter 11 bankrupty filing, the Company decided to cease operation their 100% owned subsidiary, TEAMM Pharmaceuticals, Inc., a/k/a Accentia Pharmaceuticals (“TEAMM”)

The operating results for the year ended September 30, 2009 and 2008 are reported as discontinued operations.

The following represents a summary of the Company’s operating results for TEAMM:

	Years Ended September 30,
	2009	2008
Net sales	$1,254,613	$1,653,372
Cost of sales	311,501	1,061,551

Gross margin	943,112	591,821

Operating expenses	776,731	6,283,116
Recovery of inventory and sales reserves	(1,517,467)	5,455

Income (loss) from discontinued operations	1,683,848	(5,696,750)

Current assets:
Cash and accounts receivable	-	240,419
Prepaid expenses	-	32,241
Inventory	-	301,727

Total current assets	-	574,387

Non-current assets:
Furniture, equipment and leasehold improvements, net	12,159	14,334

Total assets	12,159	588,721

Current liabilities:
Accounts payable	852,587	676,561
Accrued expenses	425,557	2,394,253
Capital leases, current	-	-

Total current liabilities (1)	$1,278,144	$3,070,814

(1) 2009 current liabilities included in Liabilities Subject to Compromise on the Consolidated Balance Sheet

4. Inventories:

Inventories consist of the following:

	September 30,
	2009	2008
Finished goods, other	$147,431	$172,142
Work-in-process	7,890	67,297
Raw materials	353,966	369,845

	$509,287	$609,284

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Unbilled receivables and unearned revenues:

Unbilled receivables and unearned revenues are as follows:

	September 30,
	2009	2008
Costs incurred on uncompleted service contracts	$11,371,596	$14,977,263
Estimated earnings	4,902,625	10,355,698

	16,274,221	25,332,961
Less billings to date	(15,725,989)	(24,335,625)

	$548,232	$997,336

These amounts are presented in the accompanying consolidated balance sheets as follows:

	September 30,
	2009	2008
Unbilled receivables	$1,503,869	$2,215,270
Unearned revenues	(955,637)	(1,217,934)

	$548,232	$997,336

6. Intangible assets:

Intangible assets consist of the following:

	September 30,		Weighted Average Amortization
	2009	2008	Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433
Purchased customer relationships	-	225,137

	1,176,433	1,401,570

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	1,043,813	1,043,813	9.5 years
Product rights	1,628,321	3,706,813	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,527	7.5 years

	5,533,949	7,612,441
Less accumulated amortization	(4,077,292)	(4,628,057)

	1,456,657	2,984,384

Total intangible assets	$2,633,090	$4,385,954

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible assets (continued):

The following represents intangible asset additions, amortization, disposals, and impairment of intangible assets for the years ended September 30, 2009, and 2008:

	Indefinite Life Intangibles			Amortizable Intangible Assets
	Trade- marks	Purchased Customer Relationships	Total	Noncompete Agreements	Patents	Purchased Customer Relationships	Software	Trade- marks	Product Rights	Accumulated Amortization	Total	Grand Total
Balance, September 30, 2007	$1,176,433	$225,137	$1,401,570	$2,104,000	$149,872	$1,043,813	$498,416	$109,527	$14,964,018	$(5,555,144)	$13,314,502	$14,716,072

Acquisitions	-	-	-	-	-	-	-	-	200,000	-	200,000	200,000

Amortization	-	-	-	-	-	-	-	-	-	(1,061,341)	(1,061,341)	(1,061,341)

Impairments (1)	-	-	-	-	-	-	-	-	(11,457,205)	1,988,428	(9,468,777)	(9,468,777)
Disposals	-	-	-	-	-	-	-	-	-	-	-	-

Balance, September 30, 2008	1,176,433	225,137	1,401,570	2,104,000	149,872	1,043,813	498,416	109,527	3,706,813	(4,628,057)	2,984,384	4,385,954

Acquisitions	-	-	-	-	-	-	-	-	-	-	-	-

Amortization	-	-	-	-	-	-	-	-	-	(233,497)	(233,497)	(233,497)

Impairments (2)	-	(225,137)	(225,137)	-	-	-	-	-	(2,078,490)	784,260	(1,294,230)	(1,519,367)
Disposals	-	-	-	-	-	-	-	-	-	-	-	-

Balance, September 30, 2009	$1,176,433	$-	$1,176,433	$2,104,000	$149,872	$1,043,813	$498,416	$109,527	$1,628,323	$(4,077,294)	$1,456,657	$2,633,090

(1) 2008 Impairment

SinuNase Impairment

The Company recognized a $9.5 million impairment expense on its SinuNase asset during the twelve months ended September 30, 2008. Results from the Phase 3 clinical trials were released in March 2008 and were inconclusive. During Fiscal Year 2008, the Company announced the top-line unblinded results of a Phase 3 clinical trial of its SinuNase product candidate, which was being developed as a treatment for chronic sinusitis. In March 2008, the SinuNase Phase 3 clinical trial data relating to the primary endpoint was announced and in April 2008, the Company provided follow-up data on more detailed analysis of the unblinded results. The data revealed that the clinical trial did not indicate statistically significant clinical benefit and the clinical trial was not considered to be successful. At this time, the Company has determined to discontinue its efforts to develop SinuNase, and has therefore made the decision to treat this asset as impaired.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible assets (continued):

(2) 2009 Impairment

TEAMM intangible impairment

TEAMM’s product rights and purchased customer relationships were impaired during the twelve months ended September 30, 2009 due the discontinuance of TEAMM’s operations on November 10, 2008.

The Company’s intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on ASC Topic 350. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. The Company obtains a valuation of all intangibles “when” purchased and undertakes an annual impairment analysis. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with ASC Topic 350. Impairment exists if the book value of the entity or operating unit is less than its estimated fair value, resulting in a write-down equal to this difference. The Company made no impairment adjustments to recorded goodwill. The Company’s carrying value of goodwill at September 30, 2009 and 2008 was $1.2 million. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

The Company’s carrying value of intangible assets at September 30, 2009 and 2008 was $2.6 million and $4.4 million, respectively, net of accumulated amortization of $4.1 million and $4.6 million, respectively. The Company began amortizing capitalized intangibles on their date of acquisition.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible assets (continued):

Estimated future amortization of amortizable intangible assets with finite lives is as follows:

Year ending September 30:
2010	$204,364
2011	176,047
2012	144,547
2013	111,210
2014	89,361
Thereafter	731,128

$1,456,657

7. Furniture, equipment and leasehold improvements:

Furniture, equipment and leasehold improvements consist of the following:

	September 30,
	2009	2008
Furniture	$220,319	$232,538
Office and laboratory equipment	2,007,219	1,779,881
Leasehold improvements	403,482	918,614

	2,631,020	2,931,033
Less: accumulated depreciation and amortization	(2,299,167)	(2,017,689)

	$331,853	$913,344

8. Lines of credit9:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the line of credit listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009. See Note 15 for further details.

Lines of credit consist of the following:

	September 30,
	2009	2008
Other:
Revolving credit agreement, interest at prime rate (5% at September 30, 2008); secured by Company’s accounts receivable and guarantee of major stockholder	$—	$4,000,000

	$—	$4,000,000

9 As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable10:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the notes payable listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009. See Note 15 for further details.

Laurus Master Fund, Ltd. and the Valens Funds:

On December 10, 2007, Biovest closed two financing transactions with the Valens Offshore SPV II, Corp and Valens U.S. SPV I, LLC (collectively, the “Valens Funds”, both affiliated with Laurus, the Company’s senior lender) pursuant to which the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $8.5 million and entered into royalty agreements whereby the Valens Funds have been granted 7.0% royalty interests in the worldwide net commercial sales of our biologic products. Proceeds from the transaction, after designated payments to the Valens Funds and Laurus in payment of outstanding obligations and prepayment of certain scheduled principal and interest payments, were disbursed into a restricted account and were released for the Company’s use based upon an agreed schedule. The net proceeds were used to support the planned interim analysis of the clinical data from the Phase 3 clinical trial for BiovaxID, and for general working capital. Effective as of May 30, 2008, Biovest entered into an agreement with the Valens Funds whereby the Valens Funds agreed to extend the maturity date of the secured promissory notes from the from their initial maturity date of June 10, 2008 to October 31, 2008. In consideration for the extension, Biovest entered into an amendment to the December 2007 Royalty Agreement with Valens Offshore (the “Royalty Amendment”) whereby the total royalty percentage due to the Valens Funds was increased from 7.0% to 13.5%.

On July 31, 2008, Biovest again extended the maturity date of all debt outstanding to Laurus and the Valens Funds. This included total debt in the principal amount of $14.6 million consisting of the remaining principal outstanding on: 1) the $7.8 million note closed in March 2006; 2) the $0.5 million notes closed in October 2007 and; 3) the $8.5 million notes closed in December 2007. Under the terms of the restructuring, maturities of all the notes were extended to July 31, 2009, and will carry no amortizing payments until maturity. Interest on all principal outstanding was amended to 30% per annum, with 10% payable monthly and 20% accruing and payable at maturity. As a result of this modification, Biovest is required to pay an additional $4.4 million fee on the notes, payable at maturity. As a result of Biovest’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect Biovest’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

Biovest applied the provisions of ASC Topic 470-50 — Debt Modifications and Extinguishments to the modifications of the Laurus and Valens Funds Laurus notes. ASC 470-50 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt and thus accounted for under the provisions of SFAS 125. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. ASC 470-50 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. Biovest reached the conclusion that consideration paid for the extension of maturity on the notes constituted a substantial modification of terms and thus treated a portion of the consideration paid as an extinguishment of debt. Biovest incurred a $6.0 million loss on extinguishment of debt as a result of these transactions which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2009.

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

10 As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

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

Biovest applied the provisions of ASC Topic 470-50 to the modifications of both Pulaski notes using the same procedures as described above under the Laurus and the Valens Funds modifications. Biovest incurred a $384,000 and $114,000 loss on extinguishment of debt as a result of the Pulaski modifications which is included in other income (expense) in the accompanying consolidated statement of operations for the years ended September 30, 2009 and 2008 respectively.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable (continued):

Other notes payable:

On September 10, 2007, Biovest issued a promissory note to a private third-party to Biovest in the amount of $0.3 million. The note bears no interest, except in the case of default, at which point interest would begin to accrue at 18.0% per annum. Under the terms of this note all principal was originally due on September 9, 2008. The note is an unsecured obligation of Biovest and is subordinated to Biovest’s outstanding loans to Laurus and the Valens Funds. Pursuant to the terms of the note, on October 15, 2008, Biovest issued 947,867 shares of Biovest’s common stock to the note holder. Biovest used the effective interest method to accrete the fair value of these shares as interest expense throughout the term of the note.

On September 9, 2008, the note was modified to extend the maturity date to the October 15, 2008. In consideration for this extension, the note holder was issued warrants to purchase 375,000 shares of the Biovest’s common stock at an exercise price of $0.40 per share. The warrants expire five years from issue date.

As a result of Biovest’s Chapter 11 filings all actions to enforce or otherwise effect the Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

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

Under generally accepted accounting principles, Biovest is required to value the warrants and beneficial conversion feature granted with this debt (“BCF”) separately from the note. Generally accepted accounting principles provide guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The warrants issued with the debt, as well as the option agreement with the lender, whereby the lender may elect to increase his loan by an additional $1.0 million meets the requirements to be accounted for as an equity instrument. As such, this option has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the option is exercised, no gain or loss is recognized. The value assigned to the warrants ($0.25 million), the BCF ($0.36 million) and the option agreement ($0.39 million) was initially recorded as a discount to the face value of the note and an offsetting increase to additional paid-in capital. The debt discount ($1.0 million aggregate) will be amortized to interest expense over the life of the note under the effective interest method. The carrying value of this note as of September 30, 2008, including accrued interest is $52,000. Interest expense of approximately $76,000 was incurred on this note during the year ended September 30, 2008.

On June 12, 2008, Biovest entered into a financing transaction with one of Biovest’s directors, whereby Biovest issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan provided by Biovest to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of its short term loan to Accentia in the amount of $0.2 million, Biovest repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.32 per share. As part of this transaction Biovest issued to the lender a warrant to purchase up to 0.4 million shares of Biovest’s common stock for a period of seven years at an exercise price of $0.32 per share, with cashless exercise provisions

Similar to the May 9, 2008 financing above, the value of the warrants ($81,000) and beneficial conversion feature ($49,000) granted with this debt were required to be recorded as a discount to the face value of the note with an offsetting increase to additional paid-in capital. As the note was repaid on June 25, 2008, the full discount amount of $130,000 has been amortized to interest expense in the accompanying condensed consolidated statement of operations for the year ended September 30, 2008.

As a result of Biovest’s Chapter 11 filings all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term debt11:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the long term debt outstanding listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009. See Note for further details.

Long-term debt consists of the following:

	September 30,
	2009	2008
Convertible debentures – September 2006 (hybrid financial instrument), at fair value, face value of $6.7 million (2008), interest at 8% payable quarterly, principal payable in 37 monthly installments beginning October 2007 through September 29, 2010. Convertible to common stock from $1.25 to $2.60 per share (a)	$-	$7,027,037
Convertible debentures – February 2007, face value of $17.5 million (2008), interest at 8% payable quarterly, matures February 2011(b)	-	13,828,904
Secured convertible debentures – June 2008, face value of $8.9 million (June 30, 2008), interest at 8% payable quarterly, no interest for first twelve months, matures June 2011(c)	-	2,782,540
Convertible amortizing term note, due to Laurus, no interest payable monthly, due December 2008 (d)	-	8,800,000
Convertible notes payable, Biovest 2000 bridge financing, interest at 10%, due in 2008, convertible into shares of Biovest common stock at $1.00 per share and include warrants to purchase 50,000 shares of Biovest common stock at an exercise price of $1.25 per share, which were exercisable through September 2007	-	35,025
Convertible amortizing term note (owed by Biovest), due to Laurus Master Fund, Ltd., interest payable monthly at prime rate plus 2%, (9.75% at September 30, 2007), due March 31, 2009 (e)	-	8,714,956
Valens Offshore SPV II, Corp (owed by Biovest), $255,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009 (f)	-	378,373
Valens U.S. SPV I, LLC (owed by Biovest), $245,000 face value, prime rate plus 2% with 9.0% minimum, (9.00% at June 30, 2008) note payable, due March 31, 2009 (f)	-	363,535
Valens 15% Convertible (g)	-	64,737
Other	-	87,439
Long term accrued interest	-	41,377

	-	42,123,923
Less current maturities	-	(27,125,593)

	$-	$14,998,330

11 As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law.

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

As of September 30, 2009, $6.1 million (face value) of the September 2006 Debentures are outstanding.

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

On the inception date of the June 2008 Secured Debentures, the Company evaluated the terms and conditions of the transaction and determined that the convertible debentures are hybrid financial instruments that embody terms and features that both meet the definition of derivative financial instruments and require bifurcation under generally accepted accounting principles. The Company recorded a compound derivative arising from bifurcation of the embedded conversion option, including anti-dilution value and a term extending option; a mandatory and option equity-indexed redemption call; equity-indexed puts; and cash payable puts. The detachable warrants issued were also considered derivative financial instruments that also embody terms and features not clearly and closely related to the convertible debentures. In all instances, these derivative liabilities were recorded at their fair value as liabilities and carried at fair value at each reporting period.

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

$2,782,540

The debentures are classified as Liabilities subject to compromise at September 30, 2009.

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

The Company determined the above modification was within the scope ASC Topic 470-60-troubled debt restructurings by debtors. Therefore, the Company has recorded the debt in the amount equal to of the future cash payments of $8.8 million and a gain of approximately $0.1 million during the twelve months ended September 30, 2009.

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

Biovest applied the provisions of ASC Topic 470-50 to the Amendment. ASC Topic 470-50 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt. A cash-flow test is used to determine if the modification is substantial whereby cash flows prior to the modification are compared to cash flows subsequent to the modification. ASC Topic 470-50 states that if the discounted cash flows under the terms of the new debt instrument are at least ten percent different from the discounted cash flows under the terms of the original instrument then the new terms represent a substantial modification and an extinguishment of debt has occurred. Biovest reached the conclusion that the modification of terms of the $7.8 million loan from Laurus in addition to the $8.0 million minimum royalty payment due to Laurus under the Amendment constitutes a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $9.7 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2007.

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

11. Debtor-in-possession note:

On December 22, 2008, Biovest completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owners of which are a director of, or affiliated with directors of, Biovest (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to the Company a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court (the “Facility”). As of September 30, 2009, the DIP Lender had advanced $1.25 million to Biovest12.

The DIP Transaction was memorialized by a Secured Promissory Note (the “DIP Note”) and Security Agreement dated December 22, 2008. The following describes certain material terms of the DIP Transaction:

•	Principal Amount- Up to $3.0 million

•	Priority and Security- The facility is a secured super-priority loan to a Debtor-in-Possession and is secured by all assets of the Company that is senior to all prior and existing liens of Biovest.

•

Advances under the Facility- For all amounts in excess of $1.0 million, Lender and the Company shall within 30 days of the entry of the Initial Order agree on a list of “milestone” events to be achieved by the Company through use of these Advances, and the Company shall be required to make a written request(s) detailing the amount and use and Lender shall in its reasonable discretion approve or reject the written request based upon whether the Company demonstrates reasonable progress in achieving the agreed milestones.

•

Term- All loans outstanding under the Facility (the “Loans”) shall become due and payable on the earlier of: (i) December 31, 2010; (ii) dismissal of the Chapter 11 proceeding; (iii) conversion of the Chapter 11 proceeding to a Chapter 7 proceeding; or (iv) confirmation of the Company’s Plan of Reorganization.

•

Interest- Loans will bear interest at 16% per annum computed on a daily basis based on the principal amount outstanding. Interest shall be paid as follows: (i) 10% interest shall be paid monthly and (ii) 6% interest shall accrue and be paid at maturity.

12 Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Debtor-in-possession note (continued):

•

Points- At the Closing, Biovest paid in cash 4% of the initial $1.0 million of the Facility ($40,000). At the time that the Company borrows in excess of $1.0 million, the Company shall pay in cash 4% of the second $1.0 million of the Facility ($40,000). At the time that the Company borrows in excess of $2.0 million, the Company shall pay in cash 4% of the third $1.0 million of the Facility ($40,000).

•	Expenses- Biovest issued payment of $25,000 in costs at the Closing.
•

Prepayment- Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that the Company’s senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to the Company and Lender.

12. Royalty liability:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Derivative Liabilities:

As a result of the Company’s Chapter 11 proceedings, derivative liabilities listed in the table below as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009. See Note 15 for further details.

The following tabular presentation reflects the components of derivative financial instruments as of September 30:

	September 30,
	2009	2008
Embedded derivative instruments, bifurcated	$-	$13,775,305
Freestanding derivatives:
Warrants issued with convertible debt	-	2,789,441
Warrants issued with note payable	-	3,114,000
Warrants issued with preferred stock	-	528,463
Warrants issued with other debt	-	1,461,834
Default and investment put options, Biovest	-	176,505
Investment put option, Accentia	-	2,933,124

	$-	$24,778,672

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	September 30,
	2009	2008
Accentia Common shares indexed:
Freestanding and embedded derivative	40,913,582	103,116,837
Investment put	1,353,229	1,353,229

	42,266,811	104,470,066

Biovest Common shares indexed:
Freestanding derivatives (warrants to purchase Biovest shares issued to Laurus Funds, LTD. by Accentia) (Note 14)	-	10,000,000

Derivative gains (losses) in the accompanying statements of operations relate to the individual derivatives as follows:

	For the years ending September 30,
	2009	2008
Embedded derivative instruments, bifurcated	$10,762,809	$114,986
Freestanding derivatives:
Warrants issued with convertible debentures	1,314,818	4,527,700
Warrants issued with term note payable	3,114,000	1,814,000
Warrants issued with preferred stock	334,701	3,145,265
Warrants issued with other debt	(670,723)	1,864,695
Default and investment put options, Biovest	(20,425)	(552,659)
Investment put option, Accentia	(395,819)	(2,049,849)

	$14,439,361	$8,864,138

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related party transactions13:

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

PPD acquired only the royalty rights and did not assume any liability or obligation of the Company. Further, pursuant to the agreement, the Company has agreed to make minimum royalty payments through December 2009 of $2.5 million. Failure to make such minimum payments is deemed a material breach. In connection therewith, Accentia may make up such shortfall to cure the breach. In addition, termination of the “enabling agreements” (BDSI and MAYO) constitutes a default as well as failure to maintain market exclusivity and failure to enforce MAYO Patent Rights. In the event of termination, the Company is required to refund the purchase price less the aggregate royalties paid prior to termination, except that if aggregate royalties exceed $2.5 million, the Company has no obligation to refund the purchase price. The $2.5 million received from PPD net of royalties earned to date is recorded as “other liabilities, related party” in the accompanying consolidated balance sheets. As such, other liabilities, related party includes $2.2 million associated with this transaction at September 30, 2009 and 2008, respectively. As royalties occur, they are accrued, at which time revenue from the sale of these rights to PPD is recognized.

13 As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any agreement were automatically stayed pursuant to provision of federal bankruptcy law.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related party transactions (continued):

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

14. Related party transactions (continued):

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

14. Related party transactions (continued):

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

14. Related party transactions (continued):

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

On June 12, 2008, Biovest entered into a financing transaction with a director of Biovest, whereby Biovest issued a convertible promissory note in the amount of $0.2 million, bearing interest at 10% and with a maturity date of the earlier to occur of one year from the date of issuance, or, upon the repayment of a short term loan provided by Biovest to Accentia in the amount of $0.2 million. On June 25, 2008, having received repayment of its short term loan to Accentia in the amount of $0.2 million, Biovest repaid the principal amount due under this note. Interest was payable monthly and was paid by issuance of Biovest’s restricted common stock, calculated at a price of $0.32 per share. As part of this transaction, Biovest issued to the lender a warrant to purchase up to 0.4 million shares of Biovest’s common stock for a period of seven years at an exercise price of $0.32 per share, with cashless exercise provisions.

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

15. Liabilities subject to compromise:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Liabilities subject to compromise (continued):

Generally accepted accounting principles require prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Liabilities subject to compromise consist of the following:

September 30, 2009
Accounts payable and accrued expenses(1)(2)(3)	$14,471,456
Hybrid financial instrument	652,971
Convertible debentures	23,042,458
Laurus term note	8,800,000
Valens 15% convertible note, Biovest	427,237
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	24,056,608
Unsecured promissory notes payable to Pulaski Bank and Trust Company(1)	1,078,254
Unsecured promissory note payable to Southwest Bank of St. Louis	213,628
Southwest line of credit	4,000,000
Notes payable, related parties	1,574,616
Other notes payable	518,288
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	5,700,543
Derivative liabilities	10,123,308
Dividend payable	479,452
Other	3,475,913

$98,614,732

(1)	The notes issued to Pulaski Bank and Trust Company (“Pulaski Bank”) are guaranteed by individuals affiliated with Biovest or Accentia. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In addition, in the event of default by Biovest resulting in a payment to the Lender by the guarantors, Biovest agreed to compensate each affected guarantor by issuance of that number of shares of Biovest’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim for approximately 6.4 million shares of Biovest common stock having a fair value of $509,000 as of September 30, 2009.

(2)	In an effort to decrease operating expenses, Biovest through its Chapter 11 bankruptcy proceedings rejected its lease in Worcester, Massachusetts on December 8, 2008. Biovest recorded a provision of $644,000 to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier.

(3)	Includes accounts payable and accrued expenses from discontinued operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Loss on extinguishment of debt:

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

Biovest applied the provisions of ASC Topic 470-50 to the Amendment. ASC Topic 470-50 provides that substantial modifications of terms should be treated in the same manner as an extinguishment of debt. Biovest determined that the modification of terms of the $7.8 million loan from Laurus in addition to the $1.8 million payment due upon maturity under the Amendment constituted a substantial modification of terms and thus treated the Amendment as an extinguishment of debt. Biovest incurred a $1.4 million loss on extinguishment of debt as a result of this transaction which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the twelve months ended September 30, 2009.

17. Preferred stock:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Preferred stock (continued):

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

The Preferred Stock embodies certain features, including, an embedded conversion feature, which are defined as derivative financial instruments under ASC 815. Consideration of bifurcation and liability classification of the derivatives was, in part, based upon an overall conclusion that the preferred stock was more akin to a debt instrument, rather than an equity instrument. Accordingly, the conversion feature was evaluated under ASC 815, and the result of that analysis was that the embedded conversion feature does not require bifurcation. In addition, the preferred stock embodied certain cash-settled contingent redemption features (that is, Put Features) and call options that were not clearly and closely related to the host contract and, accordingly, required bifurcation and classification as derivative liabilities.

The warrants issued in connection with the January 2008 Private Placement are derivative financial instruments. The warrants issued to the Investors and the Placement Agent did not meet all of the requisite conditions for equity classification, as provided in generally accepted accounting principles because the contracts extended firm registration rights to these investors and placement agents without an economic alternative in the event that the Company is not able to deliver registered shares. Accordingly, the warrants are carried as derivative liabilities, at fair value.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Preferred stock (continued):

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

$871,402

The following table illustrates the activity with respect to the January 2008 Private Placement financing since inception (allocated based upon the relative fair value of the instruments):

Initial allocation of Series A-1 Preferred Stock	$—
Accretion to redemption value	4,117,885

Balance at end of period	$4,117,885

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Preferred stock (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income taxes

The Company’s deferred tax assets and liabilities consist of the following:

	September 30,
	2009	2008
Deferred tax assets:
Accrued expenses deductible in future	$4,187,000	$4,268,000
Allowance for doubtful accounts	84,000	77,000
Basis difference in assets	2,722,000	2,686,000
Inventory valuation allowance	345,000	345,000
Share-based compensation	2,099,000	2,032,000
Intangible assets	2,315,000	1,319,000
Net operating loss carryforward	76,544,000	76,916,000
Debt extinguishment	2,652,000	2,652,000
Other	5,980,000	5,636,000
Valuation allowance	(96,928,000)	(95,931,000)

	$—	$—

Income tax (expense) benefit consists of the following:

	2009	2008
Current	$—	$—
Deferred	(20,384,000)	(19,016,000)
Benefit of net operating loss carryover	19,388,000	652,000
Increase in valuation allowance	996,000	18,364,000

	$—	$—

Allocation between continuing and discontinued operations:
Continuing operations	$—	$—
Discontinued operations	—	—

	$—	$—

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying consolidated statements of operations as follows:

	2009	2008
Statutory tax rate	34%	34%
State taxes	4%	4%
Acquisition adjustments	—	—
Other	(5)%	(5)%
Change in valuation allowance	(33)%	(33)%

Effective tax rate in accompanying statement of operations	0%	0%

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income taxes (continued):

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

The Company has a federal net operating loss carryover of approximately $205.8 million as of September 30, 2009, which expires through 2027, and of which approximately $30.0 million is subject to various Section 382 limitations based upon ownership changes that occurred through September 30, 2003. Of those losses subject to the limitations, $11.3 million is expected to expire before the losses can be utilized. Of the remaining amounts, the limitation is approximately $1.8 million per year through approximately the year ended September 30, 2012. Subsequent to that date, the annual limitation will decrease to approximately $0.2 million through September 30, 2024. Of the total NOLs, $51.1 million is attributable to Biovest. The NOLs incurred after September 30, 2003 may also be subject to further limitations.

19. Stockholders’ equity

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

19. Stockholders’ equity (continued):

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

Stock options and warrants

The Company provides for three option plans, the 2003 Stock Option Plan (“2003 Plan”) per its second amendment on February 27, 2004, the 2005 Equity Incentive Plan (“2005 Plan”), and the 2008 Equity Incentive Plan (the “2008 Plan”) (collectively, the “Stock Option Plans”). The Stock Option Plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3.5 million shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2008, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2009, there are no options available for issuance under the 2003 Plan.

On February 1, 2005, the Company’s board of directors adopted the Accentia Biopharmaceuticals, Inc. 2005 Equity Incentive Plan. The 2005 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2009, there are no options available for issuance under the 2005 Plan. The Company may, at any time, amend or modify the 2005 Plan without limitation.

On November 29, 2007 and effective as of December 31, 2007, the Company’s Board of Directors has adopted the Accentia Biopharmaceuticals, Inc. 2008 Equity Incentive Plan. The 2008 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2008 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2009, there are no options available for issuance under the 2008 Plan. The Company may, at any time, amend or modify the Plan without limitation. Subsequent to the period, the Company’s Board of Directors amended the 2008 Plan to increase the number of available options to an aggregate total of 23.0 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Stockholders’ equity (continued):

Stock options and warrants granted, exercised, terminated, and forfeited during the years ended September 30, 2009 and 2008 are as follows:

	Shares	Average Exercise price per share
Options:
Outstanding, October 1, 2007	2,529,523	$3.93
Granted	2,081,000	2.61
Terminated or forfeited	(429,978)	3.79
Exercised	-

Outstanding September 30, 2008	4,180,545	3.33
Granted	4,712,000	0.18
Terminated or forfeited	(619,508)	2.69
Exercised	-

Outstanding September 30, 2009	8,273,037	$1.58

Warrants:
Outstanding, October 1, 2007	16,238,169	3.59
Granted	14,513,849	2.12
Terminated or forfeited	(5,837,757)	2.67
Exercised	(1,738,328)	2.67

Outstanding September 30, 2008	23,175,933	$2.33
Granted	-
Terminated or forfeited	(1,895,133)	1.62
Exercised	-

Outstanding September 30, 2009	21,280,800	$2.51

The weighted average grant date fair values of stock options and warrants granted during the years ended September 30, 2009 and 2008 were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
2009	$0.17	n/a
2008	$1.40	$1.23

The following table summarizes information for options and warrants outstanding and exercisable at September 30, 2009:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-1.05	4,746,617	9.26 years		$0.19	43,951	$0.76
$1.06-2.11	296,200	4.03 years		2.11	296,200	2.11
$2.12-2.63	374,240	7.09 years		2.58	224,240	2.55
$2.64-9.00	2,855,980	7.36 years		3.87	2,431,822	3.89

	8,273,037		$140,130		2,996,213		$ -

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Stockholders’ equity (continued):

The following table summarizes information for options and warrants outstanding and exercisable at September 30, 2008:

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

A summary of the status of the Company’s nonvested stock options as of September 30, 2009, and changes during the year then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at October 1, 2008	1,758,985
Granted	4,712,000
Vested	(463,021)
Forfeited	(731,140)

Nonvested at September 30, 2009	5,276,824	$0.30	$140,130

20. Employee benefit plan:

The Accentia 401(k) and Profit Sharing Plan (the “Plan”) was established effective July 1, 2004 as a defined contribution plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For the fiscal years ended September 30, 2009 and 2008, the Company made no employer contributions pursuant to the Plan

21. Segment Information:

During 2004, the Company through its subsidiary, Analytica, made an insignificant acquisition of a foreign entity, IMOR. Segment information on a geographic basis for the years ended September 30, 2009 and 2008 is as follows:

	Year ended September 30, 2009			Year ended September 30, 2008
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$7,870,417	$2,685,521	$10,555,938	$9,883,630	$4,387,864	$14,271,494
Net (loss) income	(4,071,788)	(1,554,904)	(5,626,692)	(60,792,263)	641	(60,791,622)
Total Assets	7,965,353	1,870,968	9,836,321	13,575,213	2,736,768	16,311,981
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Product rights and obligations:

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

23. Commitments and contingencies:

Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2012. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending September 30,
2010	$862,689
2011	868,781
2012	275,554
2013	243,709
2014	165,901

$2,416,634

Rent expense for all operating leases was approximately $1.3 million and $2.2 million, for the year ended September 30, 2009 and 2008 respectively.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Commitments and contingencies (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Commitments and contingencies (continued):

Employment agreements

The Company has employment agreements with certain officers and executives, with initial terms in excess of one year. These agreements provide for base levels of compensation and separation benefits through 2010.

Future minimum annual payments under these employment agreements are as follows:

Year ending September 30,
2009	$1,479,030
2010	223,390

$1,702,420

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of September 30, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Commitments and contingencies (continued):

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

As a result of the indemnification agreements, the Pulaski Bank and Southwest Bank guarantors are allowed an unsecured claim for the value of approximately 7.6 million shares of Biovest common stock.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Commitments and contingencies (continued):

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

24. Variable Interest Entities:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. Variable Interest Entities (continued):

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

Revimmune, LLC

Although, the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC have been consolidated with the Company as of February 27, 2007 and through September 30, 2009. As of September 30, 2009, Revimmune, LLC’s assets and equity were approximately $28,000. The Company’s had no non-controlling interest in earnings from Revimmune, LLC for the twelve months ended September 30, 2009.

Non-controlling interest in income (loss)

The Company’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the year ended September 30, 2009 consists of the following:

Biovax Investment LLC	$446,415
Telesis CDE Two, LLC	(6,682)
AutovaxID Investment, LLC	448,000
St. Louis NMTC Fund II, LLC	(432,807)
Revimmune LLC	-

Non-controlling interest in earnings from variable interest entities	$454,926

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. New Market Tax Credit Transactions:

April 2006 NMTC Transaction14:

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

14 In July 2010, Biovest and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, Biovest’s Guaranty, our Guaranty, and all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. New Market Tax Credit Transactions (continued):

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

25. New Market Tax Credit Transactions (continued):

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

25. New Market Tax Credit Transactions (continued):

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

As a result of Biovest’s Chapter 11 filing on November 10, 2008, Biovax discontinued interest payments due to its QLICI promissory note.

December 2006 NMTC Transaction15 :

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

15 In July 2010, Biovest and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, Biovest’s Guaranty, the Company’s Guaranty, and all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. New Market Tax Credit Transactions (continued):

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

25. New Market Tax Credit Transactions (continued):

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

25. New Market Tax Credit Transactions (continued):

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

26. Subsequent Events:

Entry into New Lease(s):

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

BDSI/Arius Settlement:

On February 17, 2010, the Bankruptcy Court, entered an Order approving an Emezine Settlement Agreement (the “Settlement Agreement”) between the Company and BioDelivery Sciences International, Inc. (“BDSI”), entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, its wholly-owned subsidiary TEAMM, BDSI, and BDSI’s wholly-owned subsidiary Arius Pharmaceuticals, Inc. (“Arius”).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. Subsequent Events (continued):

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