Form 10-Q
period 2009-12-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2010-08-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in “ITEM 1A. RISK FACTORS” of our Form 10-K for the fiscal year ended September 30, 2009 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (Unaudited)	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,156,247	$325,350
Accounts receivable:
Trade, net of allowance for doubtful accounts of $10,031 at December 31, 2009 and September 30, 2009	1,434,477	1,412,549
Related party	113,746	112,389
Inventories	498,086	509,287
Unbilled receivables	937,055	1,503,869
Prepaid expenses and other current assets	423,475	384,841

Total current assets	4,563,086	4,248,285

Goodwill	1,193,437	1,193,437
Intangible assets	2,589,076	2,633,090
Furniture, equipment and leasehold improvements, net	289,214	331,853
Deferred finance costs	824,125	1,125,849
Other assets	275,503	291,648
Other assets from discontinued operations	12,159	12,159

	$9,746,600	$9,836,321

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31, 2009 (Unaudited)	September 30, 2009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$1,850,381	$1,532,019
Accrued expenses	2,591,758	2,210,592
Unearned revenues	1,010,576	955,637
Notes payable, related parties	1,468,937	1,332,420
Customer deposits	150,557	208,557

Total current liabilities	7,072,209	6,239,225

Liabilities subject to compromise	103,780,753	98,614,732
Total liabilities	110,852,962	104,853,957

Commitments and contingencies	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 7,529 shares issued and outstanding at December 31, 2009 and September 30, 2009	5,895,869	5,196,110

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 58,048,208 shares issued and outstanding at December 31, 2009, and September 30, 2009, respectively	58,048	58,048
Treasury stock, 194,907 shares, December 31, 2009 and September 30, 2009	(170,057)	(170,057)
Additional paid-in capital	203,325,703	205,100,477
Accumulated deficit	(282,826,144)	(277,838,822)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.	(79,612,450)	(72,850,354)

Non-controlling interests	(27,389,781)	(27,363,392)

Total stockholders’ deficit	(107,002,231)	(100,213,746)

	$9,746,600	$9,836,321

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2009	2008
Net Sales:
Products	$919,018	$402,566
Services	2,766,956	2,292,606

Total net sales	3,685,974	2,695,172

Cost of sales:
Products	412,693	323,764
Services	2,016,517	1,601,664

Total cost of sales (exclusive of amortization of acquired product rights)	2,429,210	1,925,428

Gross margin	1,256,764	769,744

Operating expenses:
Research and development	290,704	449,920
Sales and marketing	28,625	30,468
General and administrative	1,543,794	2,552,427
Impairment of intangible assets	—	1,519,367

Total operating expenses	1,863,123	4,552,182

Operating loss	(606,359)	(3,782,438)
Other (expense) income:
Interest expense, including change in fair market value of convertible debentures	(3,367,235)	2,479,079
Derivative gain (loss)	(28,814)	17,233,742
Other income (expense)	40,099	(363,624)

Income (loss) before reorganization items, non-controlling interest from variable interest entities, discontinued operations and income taxes	(3,962,309)	15,566,759
Reorganization items:
Professional Fees	(282,000)	(254,000)
Provision for the rejection of lease (net of $43,553 gain on allowance for leasehold improvements)	—	(600,447)
Gain (loss) for provision for indemnity agreements	687,272	(509,091)

	405,272	(1,363,538)
Loss before non-controlling interest	(3,557,037)	14,203,221
Non-controlling interest from variable interest entities and subsidiary	(26,389)	794,332

Loss before discontinued operations and income taxes	(3,583,426)	14,997,553
Income from discontinued operations	—	1,695,489
Income (loss) before taxes	(3,583,426)	16,693,042

Income taxes	(4,556)	(3,000)

Net income (loss)	(3,587,982)	16,690,042
Preferred stock dividend	$(699,759)	$(699,759)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	For the Three Months Ended December 31,
	2009	2008
(Loss) income attributable to common shareholders	$(4,287,741)	$15,990,283

Weighted average shares outstanding, basic and diluted	58,048,208	57,958,347

Per share amounts, basic and diluted:
Continuing operations	(0.07)	0.25
Discontinued operations	—	0.03
Loss attributable to common stockholders per common share	$(0.08)	$0.28

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interests	Total
Balances, October 1, 2009	58,048,208	$58,048	$205,100,477	$(170,057)	$(277,838,822)	$(27,363,392)	$(100,213,746)
Share-based compensation	—	—	379,653	—	—	—	379,653
Cumulative effect of change in accounting principle	—	—	(2,154,427)	—	(752,359)	—	(2,906,786)
Accretion of preferred stock liability	—	—	—	—	(699,759)	—	(699,759)
Net loss for the year	—	—	—	—	(3,535,204)	(26,389)	(3,561,593)

Balances, December 31, 2009	58,048,208	$58,048	$203,325,703	$(170,057)	$(282,826,144)	$(27,389,781)	$(107,002,231)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending December 31,
	2009	2008
Cash flows from operating activities:
Net loss before non-controlling interest in variable interest entities and subsidiary	$(3,561,593)	$15,895,710
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale and disposal of assets	—	335,000
Change in fair market value adjustment of convertible debentures	(432,526)	(6,124,433)
Depreciation	42,639	119,072
Amortization	44,012	101,460
Share-based compensation	379,653	492,300
Accretion of capitalized finance costs	341,724	467,374
Accretion of debt discounts	1,958,302	1,280,583
Accretion of royalty liability	148,517	133,997
Derivative loss (gain)	28,814	(17,233,742)
Impairment of intangible assets	—	1,519,367
Issuance of common stock warrants for finance costs	—	32,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(21,928)	343,240
Inventories	11,201	596,821
Unbilled receivables	566,814	52,373
Prepaid expenses and other current assets	(38,634)	(6,290)
Other assets	16,145	(8,953)
Assets of discontinued operations	—	(664,144)
Accounts payable	318,517	782,624
Accrued expenses	939,063	2,728,061
Unearned revenues	54,939	495,258
Customer deposits	(58,000)	(16,132)
Liabilities of discontinued operations	—	(1,779,637)

Net cash flows from operating activities	737,659	(458,091)

Net cash flows from investing activities:	$—	$—

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Three Months Ending December 31,
	2009	2008
Cash flows from financing activities:
Payments on notes payable and long-term debt	$—	$(50,000)
Payment of deferred financing costs	(40,000)	—
Proceeds from notes payable, related party	140,000	500,000
Payments made (to) from related party, net	(6,762)	3,804

Net cash flows from financing activities	93,238	453,804

Net change in cash and cash equivalents	830,897	(4,287)

Cash and cash equivalents at beginning of period	325,350	1,139,330

Cash and cash equivalents at end of period	$1,156,247	$1,135,043

Supplemental cash flow information:
Cash paid for:
Interest	60,000	16,667
Income taxes	—	3,000

Supplemental disclosure of non-cash financing activity:
Conversions of convertible debentures and related interest to equity	$—	$1,676,324
Cumulative effect of change in accounting principle	2,906,786	—
Common stock issued upon the conversion of preferred stock	—	79,924
Biovest common stock issued for payment of interest on outstanding debt	—	242,063
Biovest common stock warrants issued for modifications of debt	—	62,325
Reclassification of financial instruments from derivative liabilities to equity	—	350,829

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

1. Description of business:

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

ASC Topic 852, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with generally accepted accounting principles. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt during the three months ended December 31, 2008 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

Financial instruments:

Financial instruments, as defined in ASC Topic 825, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, royalty liabilities, and derivative financial instruments.

The Company carries cash, accounts receivable, accounts payable, and accrued liabilities at historical costs of which their respective the estimated fair values of these assets and liabilities approximate carrying values due to their current nature. The Company also carries notes payable and long-term debt at historical cost less discounts from warrants issued as loan financing costs; however, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

3. Significant accounting policies (continued):

Recent accounting pronouncements:

In December 2007, the FASB issued new guidance on accounting for business combinations which includes the fundamental principle of recording the acquired business at fair value as well as requiring acquisition-related costs to be recognized separately from the acquisition and expensed as incurred. In addition, this new pronouncement requires extensive disclosures about the acquisition’s quantitative and qualitative effects including validation of the fair value of goodwill. This new guidance is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will apply this pronouncement to any of its business combinations occurring after October 1, 2009. Earlier adoption is prohibited. This pronouncement did not affect the Company’s consolidated financial statements, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued new guidance requiring non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, the Company has adopted this new pronouncement as of October 1, 2009 resulting in a change in stockholders’ equity on its opening fiscal year 2010 consolidated statement of financial condition. The following table shows the effect of adopting this standard on October 1, 2009:

	September 30, 2009	October 1, 2009
Mezzanine
Non-controlling interest in variable interest entities	4,005,566	—
Stockholders’ Deficit
Accumulated deficit	(309,207,780)	(277,838,822)
Non-controlling interests	—	(27,363,392)

	(309,207,780)	(305,202,214)

Grand total	(305,202,214)	(305,202,214)

In March 2008, the FASB issued new guidance regarding disclosures about derivative instruments and hedging activities. This new guidance required expanded disclosures regarding derivative instruments and hedging activities to include how and why an entity is using a derivative instrument or hedging activity, an explanation of its accounting for such instruments, and how the instrument affects the entity’s financial position and performance as well as cash flows. This new pronouncement also clarifies that derivative instruments are subject to concentration-of-credit-risk disclosures. The Company has adopted this new pronouncement during fiscal year 2009.

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

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether the Company is the primary beneficiary of any variable interest entities which it is a party to. This new guidance is not effective for the Company until October 1, 2010 and earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of this new guidance will have on its consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

4. Liquidity and management’s plans:

During the three months ended December 31, 2009, the Company had a net loss of $3.6 million. On December 31, 2009, the Company had an accumulated deficit of approximately $283 million and a working capital deficit of approximately $106 million which includes liabilities subject to compromise through the Company’s Chapter 11 proceedings. The Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on November 10, 2008. The Company will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2009, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Debtor-in-Possession Financing:

On December 22, 2008, Biovest completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owners of which are a director of, or affiliated with directors of Biovest (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of December 31, 2009, the DIP Lender has advanced $1.39 million to Biovest1.

[1]	Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

5. Inventories:

Inventories (of continuing operations) consist of the following:

	December 31, 2009 (Unaudited)	September 30, 2009
Finished goods, other	$103,654	$147,431
Work-in-process	43,529	7,890
Raw materials	350,903	353,966

	$498,086	$509,287

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

6. Intangible assets:

Intangible assets consist of the following:

	December 31, 2009 (Unaudited)	September 30, 2009	Weighted Average Amortization Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433

	1,176,433	1,176,433

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	1,043,813	1,043,813	9.5 years
Product rights	1,628,321	1,628,321	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,527	7.5 years

	5,533,949	5,533,949
Less accumulated amortization	(4,121,306)	(4,077,292)

	1,412,643	1,456,657

Total intangible assets	$2,589,076	$2,633,090

7. Lines of credit:

As a result of the Company’s Chapter 11 filings on November 10, 2008, all outstanding lines of credit became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and December 31, 2009. See Note 13 for further details.

8. Notes payable:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the payment of prepetition indebtedness may be subject to compromise under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and December 31, 2009. See Note 13 for further details.

9. Long-term debt:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the long-term debt became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and December 31, 2009. See Note 13 for further details.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

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

Biovest recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008, Biovest filed a voluntary petition for relief under Chapter 11 (Note 2). While Biovest remains a debtor in possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to ‘Liabilities subject to compromise’ on the Company’s condensed consolidated balance sheet as December 31, 2009.

11. Derivative Liabilities

As a result of the Company’s Chapter 11 filings on November 10, 2008, derivative liabilities as of September 30, 2008 became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and December 31, 2009. See Note 13 for further details.

12. Related party transactions:

Notes payable, related party consists of the following at the recorded value including accrued interest:

	December 31, 2009	September 30, 2009
Debtor-in-possession note – 16%	$1,468,937	$1,332,420

	$1,468,937	$1,332,420

Debtor-in-possession note:

On December 22, 2008, Biovest completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court (the “Facility”). As of December 31, 2009, the DIP Lender had advanced $1.39 million to Biovest 2.

The DIP Transaction was memorialized by a Secured Promissory Note (the “DIP Note”) and Security Agreement dated December 22, 2008. The following describes certain material terms of the DIP Transaction:

•	Principal Amount— Up to $3.0 million

•	Priority and Security— The Facility is a secured super-priority loan to a Debtor-in-Possession and is secured by all assets of Biovest that is senior to all prior and existing liens of Biovest.

•

Advances under the Facility— For all amounts in excess of $1.0 million, Lender and Biovest shall within 30 days of the entry of the Initial Order agree on a list of “milestone” events to be achieved by Biovest through use of these Advances, and Biovest shall be required to make a written request(s) detailing the amount and use and Lender shall in its reasonable discretion approve or reject the written request based upon whether Biovest demonstrates reasonable progress in achieving the agreed milestones.

•

Term— All loans outstanding under the Facility (the “Loans”) shall become due and payable on the earlier of: (i) December 31, 2010; (ii) dismissal of the Chapter 11 Proceeding; (iii) conversion of the Chapter 11 Proceeding to a Chapter 7 Proceeding; or (iv) confirmation of Biovest’s Plan of Reorganization.

[2]	Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

12. Related party transactions (continued):

•

Interest— Loans will bear interest at 16% per annum computed on a daily basis based on the principal amount outstanding. Interest shall be paid as follows: (i) 10% interest shall be paid monthly and (ii) 6% interest shall accrue and be paid at maturity.

•

Points— At the Closing, Biovest paid in cash 4% of the initial $1.0 million of the Facility ($40,000). At the time that Biovest borrows in excess of $1.0 million, Biovest shall pay in cash 4% of the second $1.0 million of the Facility ($40,000). At the time that Biovest borrows in excess of $2.0 million, Biovest shall pay in cash 4% of the third $1.0 million of the Facility ($40,000).

•	Expenses— Biovest issued payment of $25,000 in costs at the Closing.

•

Prepayment— Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that Biovest’s senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to Biovest and Lender.

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

The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On April 8, 2009, the Bankruptcy Court entered an order establishing June 1, 2009 as the claims bar date. The claims bar date is the date by which claims against the Debtors arising prior to the Debtor’s Chapter 11 filings must be filed if the claimants wish to receive any distribution under a confirmed Plan of Reorganization in the Chapter 11 process. On April 8, 2009, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the claims bar date and the required procedures with respect to the filing of proofs of claim. As part of the reorganization case, claims timely filed by the bar date will ultimately be reconciled against the amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended). To the extent that the Debtors object to any filed claims, the Bankruptcy Court will make the final determination as to the amount, nature, and validity of such claims. Moreover, the treatment of allowed claims against the Debtors will be determined pursuant to the terms of a Chapter 11 Plan of Reorganization approved by the Bankruptcy Court. Accordingly, the ultimate amount and treatment of such liabilities has not yet been determined.

ASC Topic 852 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

13. Liabilities subject to compromise (continued):

Liabilities subject to compromise consist of the following:

	December 31, 2009	September 30, 2009
Accounts payable and accrued expenses	$14,471,456	$14,471,456
Hybrid financial instrument	220,445	652,971
Convertible debentures	24,766,405	23,042,458
Laurus term note	8,800,000	8,800,000
Valens 15% convertible note, Biovest	605,161	427,237
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	25,182,159	24,056,608
Unsecured promissory notes payable to Pulaski Bank and Trust Company	1,099,337	1,078,254
Unsecured promissory note payable to Southwest Bank of St. Louis	217,334	213,628
Southwest line of credit	4,000,000	4,000,000
Notes payable, related parties	1,703,550	1,574,616
Other notes payable	529,804	518,288
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	5,849,060	5,700,543
Derivative liabilities	13,058,908	10,123,308
Dividend payable	479,452	479,452
Other	2,797,682	3,475,913

	$103,780,753	$98,614,732

14. Stockholders’ equity:

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

Stock options and warrants issued, terminated/forfeited and outstanding as of December 31, 2009 are as follows:

	Shares	Average Exercise Price Per Share
Options:
Outstanding, October 1, 2009	8,273,037	$1.58
Granted	—	—
Terminated or forfeited	(111,623)	3.39
Exercised	—	—

Outstanding December 31, 2009	8,161,414	$1.56

Warrants:
Outstanding, October 1, 2009	21,280,800	$2.51
Granted	—	—
Terminated or forfeited	—	—
Exercised	—	—

Outstanding December 31, 2009	21,280,800	$2.51

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

14. Stockholders’ equity (continued):

The weighted average grant date fair values of stock options granted as of December 31, 2009 (unaudited), was $0.80.

A summary of the status of the Company’s nonvested stock options as of December 31, 2009, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2009	5,276,824
Granted	—
Vested	(215,968)
Forfeited	(59,032)

Nonvested at December 31, 2009	5,001,824	$0.49	$557,520

15. Segment information:

Domestic and foreign operations

	Three months ended December 31, 2009			Three months ended December 31, 2008
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$2,742,720	$943,254	$3,685,974	$1,711,305	$983,867	$2,695,172
Net loss	(3,280,003)	(307,979)	(3,587,982)	16,715,777	(25,735)	16,690,042
Total Assets	8,145,716	1,600,884	9,746,600	10,337,395	3,099,934	13,437,329
Goodwill	893,000	300,437	1,193,437	893,000	300,437	1,193,437

16. Commitments and contingencies:

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

16. Commitments and contingencies (continued):

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

16. Commitments and contingencies (continued):

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

16. Commitments and contingencies (continued):

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

16. Commitments and contingencies (continued):

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

17. Variable Interest Entities:

Accounting for the NMTC financing arrangement and variable interest entities

Biovest evaluated the structure of the NMTC financing arrangements and entities so involved under the context of ASC Topic 810 - Consolidation. ASC Topic 810 - Consolidation provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

Biovest concluded that Biovax Investment, LLC, Telesis CDE Two, LLC, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for Biovest to be required to apply the provisions of ASC Topic 810 - Consolidation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by Biovest and the related holder:

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

17. Variable Interest Entities (continued):

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

The above table illustrates the weight of the variable interests that are held by Biovest. In addition, in performing quantitative valuation, Biovest afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, Biovest concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities under the scope of ASC Topic 810 - Consolidation.

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

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through December 31, 2009. As of December 31, 2009, Revimmune, LLC’s assets and equity were approximately $28,321. Accentia had no non-controlling interest in earnings from Revimmune, LLC for the three months ended December 31, 2009.

Non-controlling interest in income (loss)

Biovest’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the three months ended December 31, 2009 consist of the following:

December 31, 2009
Biovax Investment LLC	$112,521
Telesis CDE Two, LLC	(17,389)
AutovaxID Investment, LLC	112,921
St. Louis NMTC Fund II, LLC	(109,123)
Revimmune, LLC	—

Non-controlling interest in losses from variable interest entities	$98,930

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

18. New Market Tax Credit Transactions:

April 2006 NMTC Transaction3:

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

[3]	In July 2010, Biovest and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, Biovest’s Guaranty, the Company Guaranty, and all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

18. New Market Tax Credit Transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

18. New Market Tax Credit Transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

18. New Market Tax Credit Transactions (continued):

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

December 2006 NMTC Transaction4 :

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

18. New Market Tax Credit Transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

18. New Market Tax Credit Transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

18. New Market Tax Credit Transactions (continued):

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

19. Subsequent Events:

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

THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

19. Subsequent Events (continued):

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

Entry into Lease(s):

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

Filing of Plan of Reorganization:

On May 28, 2010, the Company filed its Joint Plan of Reorganization and on July 12, 2010, the Company filed its Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and schedule a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended December 31, 2009 excluding discontinued operations were $3.7 million compared to net sales of $2.7 million for the three months ended December 31, 2008. Sales from both Biovest’s instrumentation and cell culture contract segments have increased year over year. In September 2009, Biovest entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (NHRC) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. As a result of this contract, $0.3 million in revenue was recorded in the quarter ended December 31, 2009. Analytica’s sales increased $0.2 million to $2.2 million compared to the same quarter in the previous fiscal year.

Research and Development Expenses. Our research and development costs were $0.3 million for the three months ended December 31, 2009; a decrease of $0.2 million, or 35%, over the three months ended December 31, 2008. The decrease was primarily due to Biovest’s research and development expense decreasing by $0.2 million during the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008. As Biovest intends to file for conditional approval with the FDA and EMEA, Biovest focused on reducing R&D expenses from that of historical levels. This has resulted in both R&D staffing levels, as well as the number of sites participating in our clinical trials to have declined considerably. Furthermore, through our voluntary petition for reorganization, we were able to reject the operating lease on our research and development facility in Massachusetts on December 8, 2008.

General and Administrative Expenses. Our general and administrative expenses were $1.5 million for the three months ended December 31, 2009; a decrease of $1.0 million, or 40%, over the three months ended December 31, 2008. This decrease is primarily due to a reduction in headcount associated with our Chapter 11 bankruptcy petition filed on November 10, 2008. Payroll and payroll related expenses decreased approximated $0.5 million, including share-based compensation.

Derivative gain/ loss. Derivative loss was $0.03 million for the three months ended December 31, 2009 as compared to a gain of $17.2 million for the three months ended December 31, 2008. This decrease is primarily related to the derivatives associated with the derivative instruments issued in conjunction with our various financings, and results primarily from the increase in our common stock price, on which the derivative liabilities are based, during the quarter ended December 31, 2009.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the three months ended December 31, 2009 and December 31, 2008 was $0.1 million relating to Biovest’s interest in the NMTC entities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We have historically had significant losses from operations. On December 31, 2009, we had an accumulated deficit of approximately $283 million and a working capital deficit of approximately $106 million including those liabilities subject to compromise through our Chapter 11 proceedings. We filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 10, 2008. We will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered certified public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2009, citing significant losses and working capital deficits at that date, which raised substantial doubt about our ability to continue as a going concern. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities from our Biovest subsidiary and income from our Analytica subsidiary, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully emerge from Chapter 11 and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Revimmune™, BiovaxID®, and AutovaxID™.

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

[5]	As a result of the November 10, 2008, Chapter 11 filings by our subsidiaries and us, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

The other material terms and conditions of the Payoff and Amendment Agreements are as follows:

•

We entered into an Assignment of Sale Proceeds with Laurus whereby we assigned to Laurus the proceeds of a contemplated sale of Analytica, up to a total of $8.8 million, with us and Laurus equally dividing any proceeds of such a sale in excess of $8.8 million. This sale of Analytica (and/or cash payment in the amount of $8.8 million) was required to occur on or before December 31, 2008. If we did not sell Analytica by December 31, 2008, we had the right to make cash payment to Laurus up to the amount of the shortfall. Since we did not sell Analytica by December 31, 2008 and did not receive the sale proceeds or make other cash payments of $8.8 million, Laurus may seek the cash shortfall from us or may elect to take possession of the stock of Analytica, and we will continue to be obligated for any deficiency in the event Laurus sells Analytica. Laurus also has the right to receive the assignment of additional royalty rights as described below.

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

We have recorded the debt in the amount of the future cash payments of $8.8 million in accordance with generally accepted accounting principles. As a result of the November 10, 2008 Chapter 11 filings by our subsidiaries and us, all actions to enforce or otherwise effect our obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Credit Facility with Laurus Master Fund, Ltd., Biovest – On March 31, 2006, our majority-owned subsidiary, Biovest, closed a financing transaction (the “Transaction”) with Laurus, pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Note”) and a warrant to purchase up to 18,087,889 shares of Biovest’s common stock at an exercise price of $.01 per share (the “Warrant”). Since June 2003, we have been the primary source of financing for Biovest; however, this Transaction with Laurus represents the initial financing by Biovest from sources other than us.

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

The Note contains monthly payment provisions, a variable interest feature that includes a cap of 9.0% and a default put at 130% of face value for certain contingent events, including service defaults and changes in control, for the amortizing portion of the arrangement; these features are not present for unreleased, non-amortizing balances. We evaluated all terms and conditions of the amortizing notes for indications of embedded derivative financial instruments. While the interest rate cap was found to be clearly and closely related to the host instrument, we determined that the default put did not meet the clearly and closely related criteria. Accordingly, upon release of funds underlying the first tranche, we reclassified an amount of $306,750 which represents the estimated fair value of the default put liability to derivative liability. Upon release of funds under the second tranche, we reclassified $122,700 to derivative liability. The default liability is initially and subsequently carried at fair value with changes recorded in income.

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

[6]	In July 2010, Biovest and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, our Guaranty, Biovest’s Guaranty, and all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

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

[7]	In July 2010, Biovest and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our Guaranty, Biovest’s Guaranty and all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

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

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005 we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company (“Southwest Bank”). In March 2006, we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees some of our shareholders and affiliates. As of December 31, 2009, all of the $4.0 million credit facility had been drawn and was outstanding.

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

On July 17, 2008 or thereafter, we may redeem, subject to specified conditions and upon 20 trading days’ written notice, any or all of the outstanding February 2007 Debentures for a redemption price of (i) cash of 120% of par plus accrued and unpaid interest on the February 2007 Debentures to be redeemed and (ii) warrants to subscribe for a number of shares of our common stock equal to the principal amount of the February 2007 Debentures to be redeemed, divided by the conversion price then in effect. Such warrants will have an exercise price equal to the average of the daily volume weighted average price for the shares of our common stock for the 20 trading day period immediately preceding the redemption and a term equal to the weighted average remaining term of the February 2007 Debentures.

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

Cash Flows for the Three Months Ended December 31, 2009

For the three months ended December 31, 2009, our operating activities had positive cash flow of approximately $0.7 million. The use for operating activities included a net loss of $3.6 million, an increase in accrued expenses of $0.9 million, an increase in accounts payable of $0.3 million, and a net change in unbilled revenues and unearned revenue of $0.6 million.

We had no net cash outflow from investing activities for the three months ended December 31, 2009.

We had net cash flows from financing activities of $0.09 million for the three months ended December 31, 2009. Proceeds from notes payable, related party were $0.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Form 10-K for the year ended September 30, 2009.

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

Engagement of Lease:

Effective on March 1, 2010, and pursuant to the authorization of the Bankruptcy Court, Analytica entered into a new sub-lease for office space located at Meeraner Platz 1, 79539 Lorrach, Germany, to be occupied by Analytica’s employees in Germany.

Analytica-Germany:

On or about March 18, 2010, Analytica International GmbH filed for insolvency under the provisions of the Insolvency Ordinance administered by the German Courts. Day to day business operations of Analytica International GmbH has ceased, and an Insolvency Receiver has since been appointed by the German Court.

Filing of Plan of Reorganization:

On May 28, 2010, we filed our Joint Plan of Reorganization and on July 12, 2010, we filed our Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and schedule a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

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