Form 10-Q
period 2010-03-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2010-08-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,292,502	$325,350
Accounts receivable:
Trade, net of allowance for doubtful accounts of $10,031 at March 31, 2010 and September 30, 2009	953,743	1,412,549
Related party	3,612	112,389
Inventories	577,811	509,287
Unbilled receivables	298,180	1,503,869
Prepaid expenses and other current assets	323,431	384,841

Total current assets	4,449,279	4,248,285

Goodwill	893,000	1,193,437
Intangible assets	1,352,790	2,633,090
Furniture, equipment and leasehold improvements, net	142,316	331,853
Deferred finance costs	482,402	1,125,849
Other assets	248,195	291,648
Other assets from discontinued operations	12,159	12,159

	$7,580,141	$9,836,321

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	March 31, 2010 (Unaudited)	September 30, 2009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$890,414	$1,532,019
Accrued expenses	927,419	2,210,592
Unearned revenues	184,637	955,637
Notes payable, related parties	1,489,787	1,332,420
Customer deposits	336,682	208,557
Derivative liabilities	3,124,400	—

Total current liabilities	6,953,339	6,239,225

Liabilities subject to compromise	147,499,672	98,614,732
Total liabilities	154,453,011	104,853,957

Commitments and contingencies	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 7,529 shares issued and outstanding at March 31, 2010 and September 30, 2009	6,595,628	5,196,110

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 58,048,208 shares issued and outstanding at March 31, 2010, and September 30, 2009	58,048	58,048
Treasury stock , 194,907 shares, March 31, 2010 and September 30, 2009	(170,057)	(170,057)
Additional paid-in capital	203,363,926	205,100,477
Accumulated deficit	(325,887,391)	(277,838,822)

	(122,635,474)	(72,850,354)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.

Non-controlling interests	(30,833,024)	(27,363,392)

Total stockholders’ deficit	(153,468,498)	(100,213,746)

	$7,580,141	$9,836,321

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Net Sales:
Products	$1,041,512	$719,855	$1,960,530	$1,122,420
Services	1,066,394	2,537,256	3,833,350	4,829,862

Total net sales	2,107,906	3,257,111	5,793,880	5,952,282

Cost of sales:
Products	455,944	428,015	868,637	751,779
Services	1,093,542	1,772,194	3,110,058	3,373,857

Total cost of sales (exclusive of amortization of acquired product rights)	1,549,486	2,200,209	3,978,695	4,125,636

Gross margin	558,420	1,056,902	1,815,185	1,826,646

Operating expenses:
Research and development	334,839	296,654	625,543	746,574
Sales and marketing	26,029	42,900	54,654	73,368
General and administrative	1,246,029	1,828,220	2,789,824	4,380,647
Impairment of intangible assets	394,570	—	394,570	1,519,367

Total operating expenses	2,001,467	2,167,774	3,864,591	6,719,956

Operating loss	(1,443,047)	(1,110,872)	(2,049,406)	(4,893,310)
Other income (expense):
Interest expense, including change in fair market value of convertible debentures	(8,739,779)	(3,926,953)	(12,107,014)	(1,447,874)
Derivative (loss) gain	(36,514,314)	(8,642,064)	(36,543,128)	8,591,678
Loss on deconsolidation of insolvent subsidiary	(845,314)	—	(845,314)	—
Other income (expense)	552,231	(64,173)	592,330	(427,797)

Loss before reorganization items, non-controlling interest in losses from variable interest entities, discontinued operations and income taxes	(46,990,223)	(13,744,062)	(50,952,532)	1,822,697
Reorganization items:
Professional Fees	(189,074)	(180,136)	(471,074)	(434,136)
Provision for the rejection of lease (net of $43,553 gain on allowance for leasehold improvements)	—	—	—	(600,447)
Gain (loss) for provision for indemnity agreements	1,374,546	(407,273)	2,061,818	(916,364)

	1,185,472	(587,409)	1,590,744	(1,950,947)
Loss before non-controlling interest in variable interest entities and subsidiary	(45,804,751)	(14,331,471)	(49,361,788)	(128,250)
Non-controlling interest from variable interest entities and subsidiary	3,443,243	680,845	3,469,632	1,475,177

(Loss) income before discontinued operations and income taxes	$(42,361,508)	$(13,650,626)	$(45,892,156)	$1,346,927

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
(Loss) income from discontinued operations	$—	$(11,641)	$—	$1,683,848
(Loss) income before taxes	(42,361,508)	(13,638,985)	(45,892,156)	3,030,775

Income taxes	—	(3,000)	(4,556)	(3,000)

Net (loss) income	$(42,361,508)	$(13,641,985)	$(45,896,712)	$3,027,775
Preferred stock dividend	(699,739)	(699,759)	(1,399,498)	(1,399,518)
Loss attributable to common shareholders	(43,061,247)	(14,341,744)	(47,296,210)	1,628,257

Weighted average shares outstanding, basic and diluted	58,048,208	57,958,347	58,048,208	58,002,784

Per share amounts, basic and diluted:
Continuing operations	(0.79)	(0.25)	(0.85)	0.00
Discontinued operations	—	—	—	0.03
Loss attributable to common stockholders per common share	$(0.75)	$(0.25)	$(0.82)	$0.03

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non- Controlling Interests	Total
	Shares	Amount
Balances, October 1, 2009	58,048,208	$58,048	$205,100,477	$(170,057)	$(277,838,822)	$(27,363,392)	$(100,213,746)
Share-based compensation	—	—	417,875	—	—	—	417,875
Cumulative effect of change in accounting principle	—	—	(2,154,426)	—	(752,359)	—	(2,906,785)
Accretion of preferred stock liability	—	—	—	—	(1,399,498)	—	(1,399,498)
Net loss	—	—	—	—	(45,896,712)	(3,469,632)	(49,366,344)

Balances, March 31, 2010	58,048,208	$58,048	$203,363,926	$(170,057)	$(325,887,391)	$(30,833,024)	$(153,468,498)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ending March 31,
	2010	2009
Cash flows from operating activities:
Net loss before non-controlling interest in variable interest entities and subsidiary	$(49,366,344)	$1,552,598
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale and disposal of assets	—	335,000
Change in fair market value adjustment of convertible debentures	4,224,415	(5,490,389)
Depreciation	189,537	182,499
Amortization	49,566	145,472
Share-based compensation	417,875	921,480
Accretion of capitalized finance costs	683,448	806,876
Accretion of debt discounts	4,049,594	2,797,008
Accretion of royalty liability	300,904	271,486
Derivative loss (gain)	36,543,128	(8,591,678)
Impairment of intangible assets	394,570	1,519,367
Issuance of common stock warrants for finance costs	—	32,000
Gain on settlement	(342,001)	—
Cash proceeds from settlement	2,500,000	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	458,806	846,853
Inventories	(68,524)	638,468
Unbilled receivables	1,205,689	88,212
Prepaid expenses and other current assets	61,410	115,937
Other assets	43,453	7,684
Assets of discontinued operations	—	(664,144)
Accounts payable	(958,263)	1,223,116
Accrued expenses	2,031,498	4,282,306
Unearned revenues	(771,000)	(206,234)
Customer deposits	128,125	(16,282)
Liabilities of discontinued operations	—	(1,779,637)

Net cash flows from operating activities	$1,775,886	$(982,002)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Three Months Ending March 31,
	2010	2009
Cash flows from financing activities:
Payments on notes payable and long-term debt	$—	$(50,000)
Payment of deferred financing costs	(40,000)	(64,613)
Proceeds from notes payable, related party	140,000	1,000,000
Payments made from (to) related party, net	91,266	(16,054)

Net cash flows from financing activities	191,266	869,333

Net change in cash and cash equivalents	1,967,152	(112,669)

Cash and cash equivalents at beginning of period including discontinued operations	325,350	1,139,330

Cash and cash equivalents at end of period	$2,292,502	$1,026,661

Supplemental cash flow information:
Cash paid for:
Interest	$60,000	$16,667
Income taxes	—	3,000
Supplemental disclosure of non-cash financing activity:
Common stock issued upon the conversion of preferred stock	—	79,334
Biovest common stock issued for payment of interest on outstanding debt	—	242,063
Biovest common stock warrants issued for modification of debt	—	62,325
Reclassification of financial instruments from derivative liabilities	—	350,829
Conversions of convertible debentures and related interest to equity	—	1,676,324
Cumulative effect of change in accounting principle	$2,906,785	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

1. Description of business:

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through its, majority-owned subsidiary, Biovest International, Inc. majority-owned subsidiary, BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, the Company, through its wholly-owned subsidiary, Analytica International, Inc., conducts a health economics research and consulting business which the Company markets to the pharmaceutical and biotechnology industries, using its operating cash flow to support its corporate administration and product development activities.

Revimmune™ is being developed as a comprehensive system of care for the treatment of MS and other human autoimmune diseases. In the treatment of MS, Revimmune seeks to restore neurological and physical functions that have been lost due to disease progression as well as to delay further disease progression. Revimmune’s primary mode of action is to eliminate mature white blood cells (lymphocytes) that circulate throughout the body, including the white blood cells that are believed to cause the progressive disability characteristic of autoimmune disease. At the same time, Revimmune seeks to selectively spare immature immune stem cells in the bone marrow which can repopulate the immune system without the autoimmunity. As part of Revimmune therapy, an immune "rebooting" process takes place as the marrow stem cells reform the immune system with new cells lacking autoimmunity. The Company is currently planning a Phase 3 clinical trial of Revimmune for the treatment of MS. Additionally, the Company anticipates potential future studies in other diseases with an underlying autoimmune component.

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Operating results for the three months and six ended March 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Principles of consolidation

The Company consolidates all entities controlled by ownership of a majority interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia Biopharmaceuticals, Inc. and its wholly-owned subsidiaries, Analytica International, Inc. (”Analytica”), TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”), AccentRx, Inc. (”AccentRx”), and Accentia Specialty Pharmacy (“ASP”); its majority owned subsidiary, Biovest (and its consolidated entities), and Revimmune, LLC, an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with generally accepted accounting principles. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt during the three and six months ended March 31, 2010, due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

3. Significant accounting policies (continued):

Recent accounting pronouncements:

In December 2007, the FASB issued new guidance requiring non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, we have adopted this new pronouncement as of October 1, 2009 resulting in a change in stockholders’ equity on our opening fiscal year 2010 consolidated statement of financial condition; however, we do not expect the adoption of this pronouncement to have a material effect on our results of operations or cash flows.

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $2.2 million and $0.8 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively. These adjustments are recorded on the line item “cumulative effect of change in accounting principle” on the Company’s condensed consolidated statement of stockholders’ deficit for the six months ended March 31, 2010.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former Qualifying Special Purpose Entity for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether we are the primary beneficiary of any variable interest entities which we are a party to. This new guidance is not effective for us until October 1, 2010 and earlier adoption is prohibited. We are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements.

Effective during the quarter ended March 31, 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09 “Subsequent Events” amending Accounting Standards Codification (“ASC”) 855 “Subsequent Events” to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued but it is not required to disclose the date. The amendment is effective commencing with the quarter ended March 31, 2010. The adoption of ASU 2010-09 did not have a significant impact on our financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

4. Liquidity and management’s plans:

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

Debtor-in-Possession Financing:

On December 22, 2008, Biovest completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owners of which are a director of, or affiliated with directors of Biovest (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of March 31, 2010, the DIP Lender has advanced $1. 39, million to Biovest1.

[1]	Subsequent to the period of this report, and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

5. Inventories:

Inventories (of continuing operations) consist of the following:

	March 31, 2010 (Unaudited)	September 30, 2009
Finished goods, other	$59,129	$147,431
Work-in-process	179,486	7,890
Raw materials	339,196	353,966

	$577,811	$509,287

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

6. Intangible assets:

Intangible assets consist of the following:

	March 31, 2010 (Unaudited)	September 30, 2009	Weighted Average Amortization Period
Indefinite-life intangible assets:
Trademarks	$1,176,433	$1,176,433

	1,176,433	1,176,433

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	149,872	149,872	3.5 years
Purchased customer relationships	803,463	1,043,813	9.5 years
Product rights	28,321	1,628,321	18.4 years
Software	498,416	498,416	3.5 years
Trademarks	109,527	109,527	7.5 years

	3,693,599	5,533,949
Less accumulated amortization	(3,517,242)	(4,077,292)

	176,357	1,456,657

Total intangible assets	$1,352,790	$2,633,090

7. Lines of credit:

As a result of the Company’s Chapter 11 filings on November 10, 2008, all outstanding lines of credit became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and March 31, 2010. See Note 13 for further details.

8. Notes payable:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the payment of prepetition indebtedness may be subject to compromise under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and March 31, 2010. See Note 13 for further details.

9. Long-term debt:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the long-term debt became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and March 31, 2010. See Note 13 for further details.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

10. Royalty liability:

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

Biovest recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008, Biovest filed a voluntary petition for relief under Chapter 11 (Note 2). While Biovest remains a debtor-in-possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to ‘Liabilities subject to compromise’ on the Company’s condensed consolidated balance sheet as March 31, 2010.

11. Derivative liabilities:

As a result of the Company’s Chapter 11 filings on November 10, 2008, derivative liabilities became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and March 31, 2010. See Note 13 for further details.

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

11. Derivative liabilities (continued):

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

The fair value of the warrant issued to BDSI was estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The value included in derivative liability is adjusted quarterly and the change is recorded to derivative gain or loss. The value on the grant date was approximately $1.0 million. The value at the current period was approximately $3.1 million, resulting in a derivative loss for the quarter of approximately $2.1 million and is recorded as a post-petition liability of the balance sheet.

12. Related party transactions:

Notes payable, related party consists of a 16% debtor-in-possession note valued at $1,489,787 at March 31, 2010 and $1,332,420 at September 30, 2009.

Debtor-in-possession note:

On December 22, 2008, Biovest completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court (the “Facility”). As of March 31, 2010, the DIP Lender had advanced $1.39 million to Biovest2.

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

12. Related party transactions (continued):

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

13. Liabilities subject to compromise (continued):

Liabilities subject to compromise consist of the following:

	March 31, 2010	September 30, 2009
Accounts payable and accrued expenses (1)	$14,471,456	$14,471,456
Hybrid financial instrument	4,877,386	652,971
Convertible debentures	26,489,631	23,042,458
Laurus term note	8,800,000	8,800,000
Valens 15% convertible note, Biovest	850,449	427,237
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	26,283,241	24,056,608
Unsecured promissory notes payable to Pulaski Bank and Trust Company	1,119,962	1,078,254
Unsecured promissory note payable to Southwest Bank of St. Louis	220,959	213,628
Southwest Bank line of credit	4,000,000	4,000,000
Notes payable, related parties	2,058,665	1,574,616
Other notes payable	575,427	518,288
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	6,001,447	5,700,543
Derivative liabilities	47,470,222	10,123,308
Dividend payable	479,452	479,452
Other	3,801,375	3,475,913

	$147,499,672	$98,614,732

(1)	Includes accounts payable and accrued expenses of discontinued operations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Stock options and warrants issued, terminated/forfeited and outstanding as of March 31, 2010 are as follows:

	Shares	Average Exercise Price Per Share
Options:
Outstanding, October 1, 2009	8,273,037	$1.58
Granted (1)	16,330,000	0.44
Terminated or forfeited	(111,623)	3.39
Exercised	—	—

Outstanding March 31, 2010	24,491,414	$0.81

Warrants:
Outstanding, October 1, 2009	21,280,800	$2.51
Granted	—	—
Terminated or forfeited	—	—
Exercised	—	—

Outstanding March 31, 2010	21,280,800	$2.51

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(1)	Options granted can not be exercised until approval of the Plan.

The weighted average of options issued in the six months ended March 31, 2010 was $0.40.

A summary of the status of the Company’s nonvested stock options as of March 31, 2010, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2009 (1)	5,276,824
Granted	16,330,000
Vested	(431,793)
Forfeited	(59,032)

Nonvested at March 31, 2010	21,115,999	$0.36	$14,655,766

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

15. Segment information:

Domestic and foreign operations

	Six months ended March 31, 2010			Six months ended March 31, 2009
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$4,850,626	$943,254	$5,793,880	$3,865,467	$2,086,815	$5,952,282
Net (loss) income	(45,588,733)	(307,979)	(45,896,712)	3,182,024	(154,249)	3,027,775
Total Assets	7,580,141	—	7,580,141	9,416,876	2,823,544	12,240,420
Goodwill	893,000	—	893.000	893,000	300,437	1,193,437

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, the Company provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, the Company is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine. As the Company is actively developing the vaccine for commercialization and intends to do so to its completion, no estimated costs have been accrued as of March 31, 2010.

Provision for indemnity agreements:

The notes issued to Pulaski and Southwest Banks are guaranteed by individuals affiliated with Biovest or the Company. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by the lenders. In addition, in the event of default by Biovest resulting in a payment to the lender by the guarantors, Biovest agreed to compensate each affected guarantor by issuance of that number of shares of Biovest’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. In January 2009, Southwest Bank called its guarantee resulting in an aggregate payment of $0.2 million by the guarantor. As a result of their indemnification agreements, Biovest originally recorded a provision for approximately 7.6 million shares of Biovest’s common stock valued using the trading price of Biovest’s stock at each reporting date. For the quarter ended March 31, 2010, Biovest reached an agreement with the guarantors whereby the indemnities will be valued using a price of $0.24 per share, which represents the closing price of Biovest’s stock on November 9, 2008, the day prior to Biovest’s petition for reorganization, and represents the amount that will be allowed as an unsecured claim of the guarantors in Biovest’s reorganization proceedings (approximately $1.8 million).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

16. Commitments and contingencies (continued):

Distribution agreement:

On June 1, 2007, Biovest entered into a non-exclusive distribution agreement with VWR International, Inc. (“VWR”) to distribute the AutovaxID automated cell culture device in North America. Under the terms of this agreement, Biovest is obligated to pay to VWR 25% of net sales revenue generated from the sales and marketing efforts of VWR on AutovaxID cell culture systems and disposable cultureware used in conjunction with the AutovaxID system. The initial term of this agreement is for 24 months and can be terminated at any time by either party upon 180 days’ prior written notice. On March 21, 2010, Biovest terminated the non-exclusive distribution agreement.

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

16. Commitments and contingencies (continued):

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

Assets of $20.1 million and liabilities of $15.3 million of the variable interest entities identified above are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Telesis CDE Two, LLC, Biovax Investment, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on Biovest’s September 30, 2009 consolidated balance sheet as non-controlling interests in variable interest entities.

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through March 31, 2010. As of March 31, 2010, Revimmune, LLC’s assets and equity were approximately $28,321. Accentia had no non-controlling interest in earnings from Revimmune, LLC for the three months ended March 31, 2010.

Non-controlling interest in income (loss)

Biovest’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the three months ended March 31, 2010 consist of the following:

March 31, 2010
Biovax Investment LLC	$222,596
Telesis CDE Two, LLC	(34,139)
AutovaxID Investment, LLC	223,386
St. Louis NMTC Fund II, LLC	(215,789)
Revimmune, LLC	—

Non-controlling interest in losses from variable interest entities	$196,054

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

December 2006 NMTC Transaction4:

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

The Company has deconsolidated Analytica International GmbH upon their filing for insolvency resulting in a loss of approximately $0.8 million included in other income (expense) on the accompanying condensed consolidated statement of operations. Additionally, the Company wrote-off approximately $0.4 million in goodwill originally recorded with the purchase of Analytica International GmbH.

20. Subsequent Events:

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

Results of Operations

Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

Consolidated Results of Operations

Net Sales. Our net sales for the six months ended March 31, 2010 were $5.8 million compared to net sales of $6.0 million for the six months ended March 31, 2009 excluding sales from discontinued operations.

Research and Development Expenses. Our research and development costs were $0.6 million for the six months ended March 31, 2010; a decrease of $0.1 million, or 16%, over the six months ended March 31, 2009.

General and Administrative Expenses. Our general and administrative expenses were $2.8 million for the six months ended March 31, 2010; a decrease of $1.6 million, or 37%, over the six months ended March 31, 2009. This decrease is primarily due to a reduction in headcount associated with our Chapter 11 bankruptcy petition filed on November 10, 2008.

Derivative gain/loss. Derivative loss was $36.5 million for the six months ended March 31, 2010 as compared to a gain of $8.6 million for the six months ended March 31, 2009. This change is primarily related to the derivative instruments issued in conjunction with our various financings, and results primarily from the increase in our common stock price during the period ended March 31, 2010.

Interest expense. Interest expense increased to $12.1 million for the six months ended March 31, 2010 from $1.4 million for the six months ended March 31, 2009 primarily due to the difference in the change in fair market value of the September 2006 hybrid debt instrument of $9.7 million which is classified as interest expense.

Impairment of intangible assets. The expense for the six months ended March 31, 2010 relates to the GmbH insolvency. The expense for the same period in the prior year relates to certain acquired product right.

Non-controlling interest in losses from variable interest entities. Non-controlling interest in losses from variable interest entities for the six months ended March 31, 2010 and March 31, 2009 was $0.2 million relating to Biovest’s interest in the NMTC entities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We have historically had significant losses from operations. On March 31, 2010, we had an accumulated deficit of approximately $326 million and a working capital deficit of approximately $150 million including those liabilities subject to compromise through our Chapter 11 proceedings. We filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 10, 2008. We will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered certified public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2009, citing significant losses and working capital deficits at that date, which raised substantial doubt about our ability to continue as a going concern. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities from our Biovest subsidiary and income from our Analytica subsidiary, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licensees. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully emerge from Chapter 11 and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Revimmune™, BiovaxID®, and AutovaxID™.

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

The promissory notes are guaranteed by entities and individuals affiliated with us or Biovest. Biovest issued to the guarantors warrants to purchase an aggregate total of 3,632,913 shares of Biovest common stock, par value $0.01 per share, at an exercise price of $0.32 per share. Biovest has agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In the event of default, resulting in a payment to Pulaski Bank by the guarantors, Biovest has agreed to compensate each affected guarantor by issuance of that number of shares of Biovest restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. Therefore, as a result of their indemnification agreements, the guarantors are allowed to assert an unsecured claim for the value of approximately 6.4 million shares of Biovest common stock.

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

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005 we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company (“Southwest Bank”). In March 2006, we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees some of our shareholders and affiliates. As of march 31, 2010, all of the $4.0 million credit facility had been drawn and was outstanding.

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

On July 17, 2008 or after, we may redeem, subject to specified conditions and upon 20 trading days’ written notice, any or all of the outstanding February 2007 Debentures for a redemption price of (i) cash of 120% of par plus accrued and unpaid interest on the February 2007 Debentures to be redeemed and (ii) warrants to subscribe for a number of shares of our common stock equal to the principal amount of the February 2007 Debentures to be redeemed, divided by the conversion price then in effect. Such warrants will have an exercise price equal to the average of the daily volume weighted average price for the shares of our common stock for the 20 trading day period immediately preceding the redemption and a term equal to the weighted average remaining term of the February 2007 Debentures.

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

Cash Flows for the Six Months Ended March 31, 2010

For the six months ended March 31, 2010, our operating activities had positive cash flow of approximately $1.8 million. The use for operating activities included a net loss before non-controlling interest in variable interest entities and subsidiary of $49.4 million offset by approximately $49.0 million of non-cash items, an increase in accrued expenses of $2.0 million, a decrease in accounts payable of $1.0 million, and a net change in unbilled revenues and unearned revenue of $1.2 million.

We had no net cash outflow from investing activities for the six months ended March 31, 2010.

We had net cash flows from financing activities of $0.2 million for the six months ended March 31, 2010. Proceeds from notes payable, related party were $0.1 million.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ending March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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