Form 10-Q
period 2010-06-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2010-08-16
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$889,843	$325,350
Accounts receivable:
Trade, net of allowance for doubtful accounts of $10,031 at June 30, 2010 and September 30, 2009	1,165,534	1,412,549
Related party	—	112,389
Inventories	470,426	509,287
Unbilled receivables	280,560	1,503,869
Prepaid expenses and other current assets	322,065	384,841

Total current assets	3,128,428	4,248,285

Goodwill	893,000	1,193,437
Intangible assets	1,198,662	2,633,090
Furniture, equipment and leasehold improvements, net	131,328	331,853
Deferred finance costs	140,678	1,125,849
Other assets	231,704	291,648
Other assets from discontinued operations	12,159	12,159

	$5,735,959	$9,836,321

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	June 30, 2010 (Unaudited)	September 30, 2009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$961,423	$1,532,019
Accrued expenses	454,077	2,210,592
Unearned revenues	264,272	955,637
Notes payable, related parties	1,510,483	1,332,420
Customer deposits	126,707	208,557
Derivative liability	2,259,600	—

Total current liabilities	5,576,562	6,239,225

Liabilities subject to compromise	135,526,773	98,614,732
Total liabilities	141,103,335	104,853,957

Commitments and contingencies (Note 16)	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 7,529 shares issued and outstanding at June 30, 2010 and September 30, 2009	7,295,387	5,196,110

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 58,048,208 shares issued and outstanding at June 30, 2010, and September 30, 2009	58,048	58,048
Treasury stock, 194,907 shares, June 30, 2010 and September 30, 2009	(170,057)	(170,057)
Additional paid-in capital	203,396,080	205,100,477
Accumulated deficit	(315,526,740)	(277,838,822)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.	(112,242,669)	(72,850,354)
Non-controlling interests	(30,420,094)	(27,363,392)

Total stockholders’ deficit	(142,662,763)	(100,213,746)

	$5,735,959	$9,836,321

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Net Sales:
Products	$1,273,875	$456,702	$3,234,405	$1,579,122
Services	1,219,871	2,536,785	5,053,221	7,366,647

Total net sales	2,493,746	2,993,487	8,287,626	8,945,769

Cost of sales:
Products	607,228	327,599	1,475,865	1,079,378
Services	1,024,308	1,565,366	4,134,366	4,939,223

Total cost of sales (exclusive of amortization of acquired product rights)	1,631,536	1,892,965	5,610,231	6,018,601

Gross margin	862,210	1,100,522	2,677,395	2,927,168

Operating expenses:
Research and development	335,961	206,740	961,504	953,314
Sales and marketing	35,703	29,103	90,357	102,471
General and administrative	1,246,516	1,932,054	4,036,340	6,312,701
Impairment of intangible assets	—	—	394,570	1,519,367

Total operating expenses	1,618,180	2,167,897	5,482,771	8,887,853

Operating loss	(755,970)	(1,067,375)	(2,805,376)	(5,960,685)
Other income (expense):
Interest expense, including change in fair market value of convertible debentures	(1,671,442)	(3,748,017)	(13,778,456)	(5,195,891)
Derivative gain (loss)	14,110,782	2,292,307	(22,432,346)	10,883,985
Loss on deconsolidation of insolvent subsidiary	—	—	(845,314)	—
Other income (expense)	(3,925)	54,119	588,405	(373,678)

Loss before reorganization items, non-controlling interest in losses from variable interest entities, discontinued operations and income taxes	11,679,445	(2,468,966)	(39,273,087)	(646,269)
Reorganization items:
Professional Fees	(207,510)	(120,864)	(678,584)	(555,000)
Provision for the rejection of lease (net of $43,553 gain on allowance for leasehold improvements)	—	—	—	(600,447)
Provision for indemnity agreements	—	(2,978,181)	2,061,818	(3,894,545)

	(207,510)	(3,099,045)	1,383,234	(5,049,992)
Loss before non-controlling interest in variable interest entities and subsidiary	11,471,935	(5,568,011)	(37,889,853)	(5,696,261)
Non-controlling interest from variable interest entities and subsidiary	(412,930)	1,825,413	3,056,702	3,300,589

Loss before discontinued operations and income taxes	11,059,005	(3,742,598)	(34,833,151)	(2,395,672)
Income from discontinued operations	$—	$—	$—	$1,683,848

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Income (loss) before taxes	$11,059,005	$(3,742,598)	$(34,833,151)	$(711,824)

Income taxes	1,400	—	(3,156)	(3,000)

Net income (loss)	11,060,405	$(3,742,598)	(34,836,307)	(714,824)
Preferred stock dividend	(699,758)	(699,758)	(2,099,252)	(2,099,276)
Income (loss) attributable to common shareholders	10,360,647	(4,442,356)	(36,935,559)	(2,814,100)

Weighted average shares outstanding, basic and diluted	58,048,208	58,048,208	58,048,208	58,017,925

Per share amounts, basic and diluted:
Continuing operations	0.20	(0.05)	(0.66)	(0.02)
Discontinued operations	—	—	—	0.03
Loss attributable to common stockholders per common share	$0.18	$(0.08)	$(0.64)	$(0.05)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid		Accumulated	Non-Controlling
	Shares	Amount	In Capital	Treasury Stock	Deficit	Interests	Total
Balances, October 1, 2009	58,048,208	$58,048	$205,100,477	$(170,057)	$(277,838,822)	$(27,363,392)	$(100,213,746)
Share-based compensation	—	—	450,029	—	—	—	450,029
Cumulative effect of change in accounting principle	—	—	(2,154,426)	—	(752,359)	—	(2,906,785)
Accretion of preferred stock liability	—	—	—	—	(2,099,252)	—	(2,099,252)
Net loss	—	—	—	—	(34,836,307)	$(3,056,702)	(37,893,009)

Balances, June 30, 2010	58,048,208	$58,048	$203,396,080	$(170,057)	$(315,526,740)	$(30,420,094)	$(142,662,763)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ending June 30,
	2010	2009
Cash flows from operating activities:
Net loss before non-controlling interest in variable interest entities and subsidiary	$(37,893,009)	$(4,015,413)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on sale and disposal of assets	—	335,000
Change in fair market value adjustment of convertible debentures	2,134,133	(5,366,744)
Depreciation	243,232	217,106
Amortization	203,693	189,483
Share-based compensation	450,029	1,347,752
Accretion of capitalized finance costs	1,025,171	1,140,598
Accretion of debt discounts	5,773,181	4,568,860
Accretion of royalty liability	457,260	412,557
Derivative (gain) loss	22,432,346	(10,883,985)
Impairment of intangible assets	394,570	1,519,367
Issuance of common stock warrants for finance costs	—	32,000
Gain on settlement	(342,001)	—
Proceeds from settlement	2,500,000	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	247,015	834,446
Inventories	38,861	625,131
Unbilled receivables	1,223,309	(289,900)
Prepaid expenses and other current assets	62,776	126,051
Other assets	59,944	22,430
Assets from discontinued operations	—	(664,144)
Accounts payable	(887,255)	1,497,633
Accrued expenses	3,037,325	8,661,424
Unearned revenues	(691,365)	(208,302)
Customer deposits	(81,850)	(16,282)
Liabilities from discontinued operations	—	(1,779,637)

Net cash flows from operating activities	387,365	(1,694,569)

Cash flows from investing activities:
Acquisition of furniture, equipment, and leasehold improvements	(42,707)	—

Net cash flows from investing activities	$(42,707)	$—

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Nine Months Ending June 30,
	2010	2009
Cash flows from financing activities:
Payments on notes payable and long-term debt	$—	$(50,000)
Payment of deferred financing costs	(40,000)	(64,613)
Proceeds from notes payable, related party	140,000	1,000,000
Payments made (to) from related party, net	119,835	(10,211)

Net cash flows from financing activities	219,835	875,176

Net change in cash and cash equivalents	564,493	(819,393)

Cash and cash equivalents at beginning of period	325,350	1,229,087

Cash and cash equivalents at end of period	889,843	409,694

Supplemental cash flow information:
Cash paid for:
Interest	—	16,667
Income taxes	3,156	3,000

Supplemental disclosure of non-cash financing activity:
Cumulative effect of change in accounting principle	2,906,785	—
Conversions of convertible debentures and related interest to equity	—	1,676,324
Common stock issued upon the conversion of preferred stock	—	79,334
Biovest common stock issued for the payment of interest on outstanding debt	—	242,063
Biovest common stock warrants issued for modification of debt	—	62,325
Reclassification of financial instruments from derivative liabilities to equity	$—	$350,829

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

1. Description of company business:

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through its majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, the Company, through its wholly-owned subsidiary, Analytica International, Inc., conducts a health economics research and consulting business which the Company markets to the pharmaceutical and biotechnology industries, using its operating cash flow to support the Company’s corporate administration and product development activities.

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

2. Chapter 11 reorganization:

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

Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3. Significant accounting policies (continued):

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

ASC Topic 852, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Biovest adopted ASC Topic 852 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Contractual Interest Expense:

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not recognized in accordance with the provisions of ASC Topic 852. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allow for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on all of its pre-petition debt for periods after November 10, 2008 due to the uncertain nature of the provisions of the plan of reorganization to be filed with the Court at a future date.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3. Significant accounting policies (continued):

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

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features which fall under the scope of this guidance resulting in a decrease of $2.2 million and $0.8 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively. These adjustments are recorded on the line item “cumulative effect of change in accounting principle” on the Company’s condensed consolidated statement of stockholders’ deficit for the nine months ended June 30, 2010.

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

Effective during the quarter ended June 30, 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09 “Subsequent Events” amending Accounting Standards Codification (“ASC”) 855 Subsequent Events to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued but it is not required to disclose the date. The amendment is effective commencing with the quarter ended June 30, 2010. The adoption of ASU 2010-09 did not have a significant impact on our financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Debtor-in-Possession Financing:

On December 22, 2008, Biovest completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owners of which are a director of, or affiliated with directors of Biovest (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of June 30, 2010, the DIP Lender has advanced $1.39 million to Biovest1.

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, restructuring of our outstanding debt obligations through the Chapter 11 reorganization proceedings, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the very short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including through the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s products. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and continue our ongoing clinical trial is dependent upon the Company’s ability to successfully complete the Chapter 11 reorganization process and to obtain significant external funding in the very near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

5. Inventories:

Inventories (of continuing operations) consist of the following:

	June 30, 2010 (Unaudited)	September 30, 2009
Finished goods, other	$99,994	$147,431
Work-in-process	43,102	7,890
Raw materials	327,330	353,966

	$470,426	$509,287

[1]	Subsequent to the period of this report and as of August 16, 2010, the DIP Lender has advanced a total of $1.64 million to Biovest pursuant to the terms of the DIP Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

6. Intangible assets:

Intangible assets consist of the following:

	June 30, 2010 (Unaudited)	September 30, 2009	Weighted Average Amortization Period
Indefinite life intangible assets:
Trademarks (1)	$—	$1,176,433

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000
Patents	103,244	149,872	3.5 years
Purchased customer relationships	666,463	1,043,813	9.5 years
Product rights (2)	28,321	1,628,321
Software	438,329	498,416	3.5 years
Trademarks (1)	1,285,960	109,527	3.0 years

	4,626,317	5,533,949
Less accumulated amortization	(3,427,655)	(4,077,292)

	1,198,662	1,456,657

Total intangible assets	$1,198,662	$2,633,090

(1)	During the 3 months ended June 30, 2010, the Company determined that previous indefinite life trademarks now had a definite remaining life and accordingly should be classified as amortizable and amortized over their useful life estimated at 3 years.
(2)	The change in product rights from September 30, 2010 is due primarily to the removal of Emezine as a result of the BDSI/Arius settlement detailed below in Note 11.

7. Lines of credit:

As a result of the Company’s Chapter 11 filings on November 10, 2008, all outstanding lines of credit became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and June 30, 2010. See Note 13 for further details.

8. Notes payable:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the payment of prepetition indebtedness may be subject to compromise under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and June 30, 2010. See Note 13 for further details.

9. Long-term debt:

As a result of the Company’s Chapter 11 filings on November 10, 2008, the long-term debt became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and June 30, 2010. See Note 13 for further details.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Biovest recorded the royalty liability based on the present value of the minimum payments (discounted at an annual rate of 11%) due under the Amendment. On November 10, 2008, Biovest filed a voluntary petition for relief under Chapter 11 (Note 2). While Biovest remains a debtor-in-possession under the Bankruptcy Code, it is not anticipated that payment will be made on the royalty obligation. Management’s estimate of the balance due on the royalty obligation has been reclassified to ‘Liabilities subject to compromise’ on Biovest’s condensed consolidated balance sheet as June 30, 2010.

11. Derivative Liabilities:

As a result of the Company’s Chapter 11 filings on November 10, 2008, derivative liabilities became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2009 and June 30, 2010. See Note 13 for further details.

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

11. Derivative Liabilities (continued):

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

The fair value of the warrant issued to BDSI was estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The value included in derivative liability is adjusted quarterly and the change is recorded to derivative gain or loss. The value on the grant date was approximately $1.0 million. The value at the end of current period was approximately $2.3 million, resulting in a derivative loss for the nine months ended June 30, 2010 of approximately $1.2 million which is recorded as a post-petition liability as of June 30, 2010 on accompanying balance sheet.

12. Related party transactions:

Notes payable, related party consists of a 16% debtor-in-possession note valued at $1,510,483 at June 30, 2010 and $1,332,420 at September 30, 2009.

Debtor-in-possession note:

On December 22, 2008, Biovest completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court (the “Facility”). As of June 30, 2010, the DIP Lender had advanced $1.39 million to Biovest2.

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

12. Related party transactions (continued):

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

On May 28, 2010, the Company filed its Joint Plan of Reorganization. Subsequent to the period of this report, on July 12, 2010, the Company filed its Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

13. Liabilities subject to compromise (continued):

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

Liabilities subject to compromise consist of the following:

	June 30, 2010	September 30, 2009
Accounts payable and accrued expenses (1)	$14,471,456	$14,471,456
Hybrid financial instrument	2,787,104	652,971
Convertible debentures	28,213,219	23,042,458
Laurus term note	8,800,000	8,800,000
Valens 15% convertible note, Biovest	887,667	427,237
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	27,396,558	24,056,608
Unsecured promissory notes payable to Pulaski Bank and Trust Company	1,140,816	1,078,254
Unsecured promissory note payable to Southwest Bank of St. Louis	224,624	213,628
Southwest Bank line of credit	4,000,000	4,000,000
Notes payable, related parties	2,289,895	1,574,616
Other notes payable	592,728	518,288
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	6,157,803	5,700,543
Derivative liabilities	34,224,240	10,123,308
Dividend payable	479,452	479,452
Other	3,861,211	3,475,913

	$135,526,773	$98,614,732

(1)	Includes accounts payable and accrued expenses from discontinued operations

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Stock options and warrants issued, terminated/forfeited and outstanding as of June 30, 2010 are as follows:

	Shares	Weighted Average Exercise Price Per Share
Options:

Outstanding, October 1, 2009	8,273,037	$1.58

Granted (1)	16,330,000	0.44

Terminated or forfeited	(188,124)	3.20

Exercised	—	—

Outstanding June 30, 2010	24,414,913	$0.81

Warrants:

Outstanding, October 1, 2009	21,280,800	$2.51

Granted	—	—

Terminated or forfeited	—	—

Exercised	—	—

Outstanding June 30, 2010	21,280,800	$2.51

(1)	Options granted can not be exercised until approval of the Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

14. Stockholders’ equity (continued):

The weighted average grant date fair value of options issued in the nine months ended June 30, 2010 was $0.40.

A summary of the status of the Company’s nonvested stock options as of June 30, 2010, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2009	5,276,824
Granted	16,330,000
Vested	(457,626)
Forfeited	(83,032)

Nonvested at June 30, 2010	21,066,166	$0.36	$14,014,753

15. Segment information:

Domestic and foreign operations

	Nine months ended June 30, 2010			Nine months ended June 30, 2009
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$7,344,372	$943,254	$8,287,626	$5,798,939	$3,146,830	$8,945,769
Net loss	(34,528,328)	(307,979)	(34,836,307)	(597,532)	(117,292)	(714,824)
Total Assets	5,735,959	—	5,735,959	8,417,761	3,161,639	11,579,400
Goodwill	893,000	—	893,000	893,000	300,437	1,193,437

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

On May 28, 2010, the Company filed its Joint Plan of Reorganization. Subsequent to the period of this report, on July 12, 2010, the Company filed its Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

16. Commitments and contingencies (continued):

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

17. Variable Interest Entities:

Accounting for the NMTC financing arrangement and variable interest entities

Biovest evaluated the structure of the NMTC financing arrangements and entities so involved under the context of ASC Topic 810—Consolidation. ASC Topic 810 - Consolidation provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

Biovest concluded that Biovax Investment, LLC, Telesis CDE Two, LLC, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for Biovest to be required to apply the provisions of ASC Topic 810-Consolidation, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by Biovest and the related holder:

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through June 30, 2010. As of June 30, 2010, Revimmune, LLC’s assets and equity were approximately $28,321. Accentia had no non-controlling interest in earnings from Revimmune, LLC for the three months ended June 30, 2010.

Non-controlling interest in income (loss)

Biovest’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the three months ended June 30, 2010 consist of the following:

June 30, 2010
Biovax Investment LLC	$333,894
Telesis CDE Two, LLC	(51,208)
AutovaxID Investment, LLC	335,079
St. Louis NMTC Fund II, LLC	(323,684)
Revimmune, LLC	—

Non-controlling interest in losses from variable interest entities	$294,081

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). The Company originally guaranteed 64% of any amounts outstanding under the Laurus Note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into a restricted bank account of Biovest pursuant to a restricted account agreement between Biovest and Laurus. The Company, Analytica and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging the Company’s shares of TEAMM, Analytica, Biovest, and Biolender, who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

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

[3]

In July 2010, Biovest and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, Biovest’s Guaranty, the Company’s Guaranty, all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

18. New Market Tax Credit Transactions (continued):

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) as well as to make payment for associated management, legal and accounting fees ($0.1 million). The $12.0 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within 5 days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. Biovest also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of Biovest’s common stock over a period of nine-years at a fixed price of $1.30 per share. These warrants were reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes-Merton option pricing model. We also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of the Company’s common stock over a period of seven years at a fixed price of $9.00 per share.

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

The transaction was structured so that, upon maturity, Biovax will have paid approximately $12.4 million in principal and interest payments to the CDE. The operating agreement of the CDE stipulates that in the event the QLICI is repaid in the combination of stock and cash, the stock received shall be distributed to the Fund. Furthermore, any distributable cash received by Telesis CDE II, LLC shall be distributed to the Fund in proportion to the Fund’s respective percentage interest in the CDE in an amount sufficient to fully pay the Fund’s note payable to Biolender. Upon maturity, the Fund will have paid approximately $11.9 million in principal and interest payments to Biolender. At maturity, total equity of the Fund is approximated to be $100,000 resulting from the difference of $12.4 million in principal and interest payments received less $11.9 million in principal and interest paid less approximately $0.4 million in estimated operating costs of the Fund over the 7.5 year term of the notes. Biolender and U.S. Bancorp entered into a put option wherein U.S. Bancorp will have the right to put its investment in the Fund to Biovest near the maturity of the instruments at a price of $0.18 million. Management has concluded that the fair value of U.S. Bancorp’s investment in the Fund at maturity of both notes (approximately $0.1 million) would be less than the $180,000 U.S. Bancorp would receive upon exercise of the put option and thus it is management’s expectation that this option will be exercised. Thus, prior to maturity of both notes, it is anticipated that the Fund will be 99.99% owned by Biolender. Biovest accounted for this option as a derivative liability that requires recognition at fair value. Biovest utilized a probability-based, discounted cash flow approach to value the put. Accordingly, the valuation technique provided for the recognition of the full put amount ($180,000) at the present value of its cash flows, using market interest rates that would likely be considered by market participants trading similar instruments.

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

18. New Market Tax Credit Transactions (continued):

•

The tax credits arising from the transaction were fully assigned to U.S. Bancorp. Biovax entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the Code; (iii) At least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the Code; (iv) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the loan by the lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovax and Biovest will operate consistently with the Asset Purchase Agreement between Biovax and Biovest, and will not amend such agreement without prior written consent of Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Internal Revenue Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

The Company, Biovest and certain members of both of Boards of Directors entered into a guarantee arrangement with the CDE for the debt service of Biovax. Biovest has guaranteed 100% of the debt service while the directors of the Company and have guaranteed up to $6.0 million of the debt service. In addition, the Company has partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

On December 8, 2006, the Company loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at the Company’s option, to shares of Biovest’s common stock at a conversion price of $0.32 per share. Upon the closing of Transaction II, Biovest repaid the Company $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2009 consolidated balance sheet, as the result of the Company’s Chapter 11 filing on November 10, 2008.

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

[4]

In July 2010, Biovest and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, Biovest’s Guaranty, the Company’s Guaranty, all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

19. Analytica-Germany:

On or about March 18, 2010, Analytica International GmbH filed for insolvency under the provisions of the Insolvency Ordinance administered by the German Courts. Day-to-day business operations of Analytica International GmbH has ceased, and an Insolvency Receiver has since been appointed by the German Court.

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

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPIQ”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of multiple sclerosis (“MS”) and other human autoimmune diseases and, through our majority-owned subsidiary, Biovest International, Inc., BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Additionally, through our, wholly-owned subsidiary, Analytica International, Inc., we conduct a health economics research and consulting business (Analytica International, Inc.) which we market to the pharmaceutical and biotechnology industries, using our cash flow to support our corporate administration and product development activities.

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

Through a collaboration with the National Cancer Institute (“NCI”), our majority-owned subsidiary, Biovest International, Inc. (OTCQB: “BVTI”) (“Biovest”) has developed a patient-specific cancer vaccine, BiovaxID®, which has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. Based on Phase 2 and Phase 3 clinical trial results, Biovest plans discussions with the U.S. Food and Drug Administration (the “FDA”) and international regulatory agencies regarding marketing approval.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended June 30, 2010 were $2.5 million compared to net sales of $2.9 million for the three months ended June 30, 2009. Analytica sales decreased $1.2 million primarily due to the closure of Analytica’s GmbH subsidiary. Biovest’s revenue increased approximately $0.7 million compared to the same quarter in the previous fiscal year primarily due to revenue associated with a contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors and to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines.

Research and Development Expenses. Our research and development costs were $0.3 million for the three months ended June 30, 2010; an increase of $0.1 million over the three months ended June 30, 2009. The increase is primarily due to an increase in patent expenses during the quarter ended June 30, 2010.

General and Administrative Expenses. Our general and administrative expenses were $1.2 million for the three months ended June 30, 2010; a decrease of $0.7 million over the three months ended June 30, 2009. This decrease is primarily due to Accentia’s reduction in stock compensation expense of approximately $0.3 million and reduction in business insurance of approximately $0.1 million.

Derivative gain/ loss. Derivative gain was $14.1 million for the three months ended June 30, 2010 as compared to a gain of $2.3 million for the three months ended June 30, 2009. This increase is primarily related to the derivatives issued in conjunction with our various financings, and results primarily from the decrease in our common stock price, on which the derivative liabilities are based during the quarter ended June 30, 2010.

Nine Months Ended June 30, 2010 Compared to the Nine Months Ended June 30, 2009

Consolidated Results of Operations

Net Sales. Our net sales for the nine months ended June 30, 2010 excluding discontinued operations were $8.3 million, a decrease of $0.7 million from the nine months ended June 30, 2009. Analytica sales decrease $2.4 million primarily due to the closure of Analytica’s GmbH subsidiary. Biovest net sales increase approximately $1.7 million primarily due to revenue associated with a contract with the NHRC to supply AutovaxID™ bioreactors and to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines.

Research and Development Expenses. Our research and development expenses were approximately $1.0 million for the nine months ended June 30, 2010 and June 30, 2009 consisting primarily of payroll related expenses and patent expenses for both periods.

General and Administrative Expenses. Our general and administrative expenses were $4.0 million for the nine months ended June 30, 2010; a decrease of $2.3 million over the nine months ended June 30, 2009. This decrease is primarily due to a reduction in headcount associated with our petition for Chapter 11 bankruptcy which was filed on November 10, 2008 resulting in a decrease in payroll and payroll related expenses including share-based compensation of $1.1 million for the nine months ended June 30, 2010 compared to the same period in the prior year.

Derivative gain/ loss. Derivative loss was $22.4 million for the nine months ended June 30, 2010 as compared to a gain of $10.9 million for the nine months ended June 30, 2009. This increase is primarily related to the derivatives issued in conjunction with our various financings, and results primarily from the decrease in our common stock price, on which the derivative liabilities are based, during the nine months ended June 30, 2010.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We have historically had significant losses from operations. At June 30, 2010, we had an accumulated deficit of approximately $316 million and a working capital deficit of approximately $138 million including those liabilities subject to compromise through our Chapter 11 proceedings. We filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”) on November 10, 2008. We will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s independent registered certified public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2009, citing significant losses and working capital deficits at that date, which raised substantial doubt about our ability to continue as a going concern. We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities from our Biovest subsidiary and income from our Analytica subsidiary, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully emerge from Chapter 11 and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Revimmune™, BiovaxID®, and AutovaxID™.

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

[5]

As a result of the November 10, 2008 Chapter 11 filings by our subsidiaries and us, all actions to enforce or otherwise effect our obligations and payments under any debt facilities were automatically stayed pursuant to provisions of federal bankruptcy law.

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

On March 31, 2006, in contemplation of Transaction I, Biovest closed a financing transaction with Laurus pursuant to which Laurus purchased from us a secured promissory note in the principal amount of $7.799 million (the “Laurus Note”). We originally guaranteed 64% of any amounts outstanding under the note. On May 30, 2008, this guaranty was modified to reflect a fixed principal amount of $5.0 million. Under the terms of the Laurus Note, $7.5 million of the principal amount was deposited into Biovest’s restricted bank account (the “Restricted Account”) pursuant to a restricted account agreement between Biovest and Laurus. Our Company along with our wholly-owned subsidiary, Analytica and Laurus also entered into an Amended and Restated Stock Pledge Agreement pledging our shares of TEAMM, Analytica, Biovest’s and our membership interests in Biolender who was added as obligor by way of joinder, to secure the obligations owed to Laurus as a result of the Laurus Note.

[6]

In July 2010, Biovest and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. Upon approval by the Bankruptcy Court, our Guaranty, Biovest’s, all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I will be terminated.

In contemplation of Transaction I, we along with Biovest formed, Biolender, as a Delaware limited liability company. On April 21, 2006, $2.5 million was released from the Restricted Account created under the Laurus Note. The release of these funds was contingent upon their use in Transaction I. These proceeds were used to purchase a 29.5% equity investment in Biolender for $2.5 million. We used the proceeds of a $6.0 million intraday loan from First Bank to purchase the remaining 70.5% equity interest in Biolender. The $6.0 million loan from First Bank was fully guaranteed by two of our directors. On April 27, 2006, Biovest redeemed 10.0 million shares of common stock owned of record by us for a $6.0 million cash payment which equaled the market price of $0.60 per share. We used the proceeds of the stock redemption to repay our intraday loan due First Bank. Subsequently, on October 31, 2006, Biovest entered into a Purchase Agreement with us whereby, Biovest purchased our 70.5% ownership interest in Biolender. In consideration of the sale of this interest in Biolender, Biovest issued to us 10.0 million shares of common stock, representing the negotiated value of the purchased interest.

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

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million) as well as to make payment for associated management, legal and accounting fees ($0.1 million). The $12.0 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

The CDE is a Community Development Entity that is certified through the U.S. Treasury Department to make QLICI, and is managed and partially owned (0.01%) by Telesis CDE Corporation, a private financial institution. Telesis CDE Corporation paid $1,200 in consideration for its 0.01% interest in Telesis. The CDE, upon receipt of its equity funding, contemporaneously issued $11.5 million to Biovax for a 1.0% convertible promissory note payable, due October 27, 2013. The convertible promissory note is convertible into common stock at the option of the CDE within five days of the maturity date at a conversion price equaling the then trading market price of the common stock. The overall arrangement provides that in the event the CDE converts the note payable, the aforementioned note receivable is subject to immediate conversion at the same conversion price. Biovest also issued to Telesis CDE Corporation warrants to purchase 1.2 million shares of its common stock over a period of nine-years at a fixed price of $1.30 per share. These warrants are reflected as an equity financing cost in stockholders’ equity at a fair value of $517,000 computed using the Black-Scholes-Merton option pricing model. We also issued warrants to Telesis CDE Corporation to purchase 0.2 million shares of our common stock over a period of seven years at a fixed price of $9.00 per share.

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

•

The tax credits arising from this transaction were fully assigned to U.S. Bancorp. Biovax entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by Biovax. Biovax is contractually required to maintain the following covenants to avoid tax credit recapture: (i) Biovax shall maintain its status as a qualified active low-income business; (ii) at least fifty percent of the use of the tangible property of Biovax (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the Code; (iii) at least fifty percent of the services performed for Biovax by its employees will be within low-income community as defined by Section 45D(e) of the Code; (iv) less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) less than five percent of the average of the unadjusted bases of the property of Biovax will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) no part of the business activities of Biovax will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) no part of Biovax’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of Biovax will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of Biovax; (x) Biovax will generate revenues by the date of April 25, 2009; (xi) Biovax shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the loan by the lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the lender in its good faith judgment and based upon the advice of counsel); (xii) Biovax will not be a bank, credit union or other financial institution; (xiii) Biovax will not maintain a qualified low-income building under Section 42 of the Code; (xiv) Biovax will not become a single-member entity treated as disregarded as separate from its owner for federal income tax purposes, nor be liquidated or merged into another entity without the written consent of Telesis CDE II, LLC; and (xv) Biovest, along with Biovax, will operate consistently with the Asset Purchase Agreement between Biovest and Biovax, and will not amend such agreement without prior written consent of

Telesis CDE II, LLC. An example of an event that would not cause a recapture is changes in the Code that results in such recapture. The total indemnification amount could be $4.7 million (representing 39% of the $12.0 million qualified investment). However, in accordance with Financial Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of the Indebtedness of Others, the conditions and events that could result in recapture are within the control of Biovax. Therefore, this potential liability is not reflected in the consolidated financial statements.

•

We, along with Biovest and certain member of both of our board of directors, entered into a guarantee arrangement with the CDE for the debt service of Biovax. Biovest has guaranteed 100% of the debt service while our directors and Biovest’s directors have guaranteed up to $6.0 million of the debt service. In addition, we have partially guaranteed debt service with limitations established at no greater than $60,000 each year the instrument is outstanding. Biovest issued warrants to purchase 1.0 million shares of common stock to the officers and directors as compensation for their guarantees. The guarantees were treated in a manner similar to contributed service and their fair value of $460,000 was charged to expense upon issuance. Biovest also indemnified the guarantors from any claims of any kind to the extent that the guarantors are called upon to pledge funds, assets or collateral in connection with the guarantee being executed.

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

On December 8, 2006, we loaned Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at our option, to shares of Biovest common stock at a conversion price of $0.32 per share. Upon the closing of Transaction II, Biovest repaid us $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in liabilities subject to compromise in the accompanying June 30, 2009 consolidated balance sheet as the result of our voluntary petition for relief under Chapter 11 of the Bankruptcy Code, filed on November 10, 2008.

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

[7]

In July 2010, Biovest and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, our Guaranty, Biovest’s, all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated.

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

The proceeds received by Fund II from U.S. Bancorp and Biolender II were used to make a contemporaneous 99.99% equity investment in CDE II. The $8.0 million investment by Fund II to CDE II constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Code, resulting in $3.12 million in tax credits which were allocated to U.S. Bancorp. All of Fund II’s interest in CDE II has been pledged to Biolender II as collateral for the Leverage Loan.

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

AutovaxID used the proceeds from the $7.7 million promissory note to pay our $6.1 million pursuant to a License and Asset Purchase Agreement dated December 8, 2006 and described further below. The remaining $1.6 million was used to cover ongoing operational expenses of AutovaxID.

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

•

AutovaxID does not have the right to prepay the CDEII Loan prior to June 8, 2014. AutovaxID does have the right to prepay the CDE II Loan after this date, provided that (i) it prepays the entire CDE II Loan amount, (ii) CDE II consents to such prepayment and USBCIC and the managing member of CDE II agree on the reinvestment of such proceeds in an alternative investment that would qualify as a QLICI, and (iii) AutovaxID or the Individual Guarantors (as defined below) under the Tax Credit and Reimbursement and Indemnity Agreement pay to USBCIC the recapture amount so specified is such agreement.

•

All indebtedness owed by AutovaxID and its subsidiaries to CDE II, including its right to receive payments of principal and interest under the CDE II Loan, is expressly subordinate to the extent set forth under the Telesis Subordination Agreement dated as of December 8, 2006 entered into by Laurus, CDE II, USBCIC, AutovaxID and us.

•

The tax credits arising from this transaction were fully assigned to U.S. Bancorp. AutovaxID has entered into an indemnification agreement directly with U.S. Bancorp that provides for indemnification in the event of tax credit recapture from events caused by AutovaxID. AutovaxID is contractually required to maintain the following covenants to avoid tax credit recapture: (i) AutovaxID shall maintain its status as a qualified active low-income business; (ii) At least fifty percent of the use of the tangible property of the AutovaxID (whether owned or leased) will be within the low-income community as defined by Section 45D(e) of the Code; (iii) At least fifty percent of the services performed for AutovaxID by its employees will be within low-income community as defined by Section 45D(e) of the Code; (iv) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to collectibles (as defined in Section 408(m)(2) of the Code, and which includes any work of art; any rug or antique; any metal or gem; any stamp or coin; and any alcoholic beverage) other than collectibles that are held primarily for sale to customers in the ordinary course of business; (v) Less than five percent of the average of the unadjusted bases of the property of AutovaxID will be attributable to nonqualified financial property (as defined in Section 1397C(e) of the Code and in Section 1.45D-1(d)(4)(i)(E) of the Regulations, and which includes debt, stock, partnership interests, options, futures contracts, forward contracts, warrants, notional principal contracts, annuities and other similar property); (vi) No part of the business activities of AutovaxID will consist of the operation of any private or commercial golf course, country club, massage parlor, hot tub facility, or suntan facility, race track or other facility used for gambling, or store the principal business of which is the sale of alcoholic beverages for consumption off premises; (vii) No part of AutovaxID’s business activities will include the rental to others of residential rental property (the term “residential rental property” is defined in Section 168(e)(2)(A) of the Code as meaning any building or structure if eighty percent or more of the gross rental income from such building or structure for the taxable year is rental income from dwelling units); (viii) The predominant trade or business of AutovaxID will not include the development or holding of intangibles for sale or license, as provided under Section 1.45D-1(d)(5)(iii) of the Regulations; (ix) Farming (within the meaning of Section 2032A(e)(5)(A) or (B) of the Code) will not be an activity of AutovaxID; (x) AutovaxID will generate revenues by the date of December 8, 2009; (xi)AutovaxID shall not discontinue conducting business, shall not materially change the nature of its business, and shall not materially change the manner in which its business activities are conducted, other than changes in the nature of its business or the manner in which it conducts its business that do not cause the making of the loan by the lender to cease to constitute a “qualified low-income community investment” as such term is used in Section 45D of the Code (as determined by the lender in its good faith judgment and based upon the advice of counsel); (xii) AutovaxID will not be a bank, credit union or other financial institution;

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

As a result of the November 10, 2008, Chapter 11 filings by Biovest and its subsidiaries, all actions to enforce or otherwise effect Biovest’s obligations and payments under any debt facility were automatically stayed pursuant to provisions of federal bankruptcy law.

Line of Credit with Hopkins Capital Group II, LLC. In June 2005, we borrowed an aggregate of $0.6 million in the form of a bridge loan from The Hopkins Capital Group II, LLC (“Hopkins II”). Dr. Francis E. O’Donnell, Jr., our Chief Executive Officer and Chairman, is the sole member of Hopkins II, and several irrevocable trusts established by Dr. O’Donnell collectively constitute the largest equity owners of Hopkins II. The June 2005 bridge loan was evidenced by an unsecured interest-free promissory note that was due on the earlier of August 31, 2005. A total of $0.6 million in principal was outstanding under this bridge loan as of June 30, 2005, and from July 1, 2005 through August 16, 2005, additional advances in the amount of $3.6 million were made by Hopkins II under this loan.

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

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank. In addition to the Laurus credit facility, in December 2005 we secured a $3.0 million subordinated revolving credit agreement with Southwest Bank of St. Louis f/k/a Missouri State Bank and Trust Company (“Southwest Bank”). In March 2006, we were granted an incremental $1.0 million expansion of the existing credit facility, bringing to total credit facility to $4.0 million. This loan bears interest at prime per annum and has a March 31, 2008 maturity date. The agreement is secured by the accounts receivable and inventory of our Accentia Pharmaceuticals subsidiary. Additionally, the agreement is secured by assets and personal guarantees some of our shareholders and affiliates. As of June 30, 2010, all of the $4.0 million credit facility had been drawn and was outstanding.

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

Holders representing approximately 94% of the initial $8.7 million investment accepted the redemption offer. As a result of the nature of the Redemption Considerations previously discussed (variable number of common shares dependent upon the Company’s stock price), we cannot conclude that it has adequate authorized shares to settle this or other instruments, which are indexed to the Company’s common stock that was previously recorded in equity. As such, we reclassified approximately $11.9 million from stockholders’ equity to derivative liabilities and approximately $0.2 million from stockholders’ equity to capitalized finance costs, which is the fair value of three instruments recorded in equity. Of this reclassification, approximately $3.9 million related to the embedded conversion feature of the January 2008 Private Placement, approximately $4.2 million related to the embedded conversion feature of the February 2007 Debenture (originally reclassified to stockholders’ equity at the reset of the conversion price in May 2007), approximately $1.4 million related to the detachable warrants issued with the February 2007 Debenture, and approximately $2.3 million related to other warrants that were previously issued in separate transactions. The fair market value of these instruments was calculated on June 23, 2008 and reclassified from stockholders’ equity to derivative liabilities.

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

Cash Flows for the Nine Months Ended June 30, 2010

For the nine months ended June 30, 2010, our operating activities had a positive cash flow of approximately $0.4 million. The use for operating activities included a net loss before non-controlling interest in variable interest entities and subsidiary of $37.9 million offset by non-cash items of $35.3, a derivative loss of $22.4 million, an accretion of debt discounts of $5.8 million, and an increase in accrued expenses of $3.0 million.

We had a $42,707 cash outflow from investing activities for the nine months ended June 30, 2010 for the acquisition of furniture, equipment, and leasehold improvements.

We had net cash flows from financing activities of $0.2 million for the nine months ended June 30, 2010. Proceeds from notes payable, related party were $140,000.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 28, 2010, the Company filed its Joint Plan of Reorganization. Subsequent to the period of this report, on July 12, 2010, the Company filed its Joint Disclosure Statement with the Bankruptcy Court. On August 9, 2010, the Bankruptcy Court held a hearing on the Joint Disclosure Statement and scheduled a confirmation hearing on the Joint Plan of Reorganization for September 22, 2010.

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