Form 10-K
period 2010-09-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2010-12-14
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No  ☐

As of March 31, 2010, the aggregate market value of the voting common stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Pink Sheets, was approximately $62,692,065.

As of November 30, 2010, there were 69,600,721 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year.

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

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Accentia,” “the Company,” “our company,” “we,” “us,” and similar references refer to Accentia Biopharmaceuticals, Inc. and its subsidiaries. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2010” or “fiscal 2010” means the 12-month period ended September 30, 2010.

General

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPI”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of autoimmune diseases. Additionally, through our, majority-owned subsidiary, Biovest International, Inc., we are developing BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Through our wholly-owned subsidiary, Analytica International, Inc., we conduct a health economics research and consulting business which we market to the pharmaceutical and biotechnology industries, using our operating cash flow to support our corporate administration and product development activities.

Revimmune™ is being developed as a treatment for various autoimmune diseases. The approximately 80 known autoimmune diseases generally arise from an overactive immune response against substances and/or tissue normally present in the body. As a system of care, Revimmune consists of administering high, pulsed doses of an FDA-approved drug, cyclophosphamide, over a four-day interval as part of an integrated risk management system including a panel of preventive tests, monitoring and medications which are intended to minimize risks while seeking to maximize the clinical benefit.

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

Corporate Overview

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

In June 2003, we acquired 81% interest of Biovest, for investment of $20.0 million in Biovest pursuant to an investment agreement. Biovest is a biologics company that is developing our BiovaxID patient-specific vaccine for the treatment of FL. As of September 30, 2010, we owned of record approximately 75% of common stock of Biovest with the minority interest being held by approximately 400 shareholders of record. Biovest common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and Biovest therefore files periodic and other reports with the SEC.

Filing of Voluntary Petitions in Chapter 11

On November 10, 2008, we, along with all of our subsidiaries, filed a voluntary petition for reorganization under Case No. 8:08-bk-17795-KRM (the “Chapter 11”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

REVIMMUNE™

We are developing Revimmune as a comprehensive system of care for the treatment of various autoimmune diseases.

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

Autoimmune diseases are the result of white blood cells in the body recognizing and injuring or destroying normal (self) organs or tissues. In affected patients, the adaptive immune response (normally targeted against foreign antigens) becomes aberrantly targeted against self-tissues, leading to tissue damage, and chronic inflammation of affected organs. In severe cases patients may experience loss of function leading to disability or death. Autoimmune diseases are generally considered manageable in their early stages with immunosuppressive therapies or immunomodulating therapies. These therapies, however, are rarely considered “curative” and with modern standards of care, patients may suffer from chronic disease progression.

Autoimmune diseases pose a major burden to society. At least ten million Americans suffer from the more than eighty illnesses caused by autoimmunity. Many autoimmune diseases occur among young to middle-aged adults, leading to life-long disease and often life-changing disability. These conditions therefore also pose a disproportionate economic burden to healthcare systems in the industrialized world. Women are especially susceptible and comprise approximately 75% of diagnosed cases. Autoimmune diseases are among the ten leading causes of death among women in all age groups up to age 65.

Although many of these diseases can be treated clinically by currently available conventional immunosuppressive regimens, important problems remain: some patients are refractory to standard immunotherapy, and others respond only partially. In many cases, immunosuppressive therapies or therapies to control the symptoms of the disease must be continued indefinitely, maintaining an impaired immune system, and often resulting in increased risk of infections and other serious health problems.

Revimmune™ for the Treatment of Autoimmune Disease

In contrast to currently approved therapies available to treat autoimmune disease, Revimmune seeks to eliminate virtually all circulating white blood cells, including those driving autoimmunity, while seeking to spare the patient’s stem cells. As the patient’s eliminated white blood cells are replenished with new white blood cells derived from these stem cells, the patient’s immune system becomes effectively replaced or “rebooted”.

Revimmune consists of an approved active drug (cyclophosphamide) administered as part of an integrated risk management system designed to assure its consistent use and minimize the risks of treatment. Cyclophosphamide has been approved by the FDA to treat disorders other than autoimmune disease including various forms of cancer.

To facilitate our development and commercialization of Revimmune, we have entered into an agreement with Baxter Healthcare Corporation, which we believe is the only cGMP (“current Good Manufacturing Practice” enforced in the U. S. by the FDA) manufacturer of injectable/infusion cyclophosphamide used in the U.S. as referenced in the FDA Orange Book. This agreement grants us the exclusive right to use Baxter’s regulatory file and drug history (Drug Master File) for cyclophosphamide, which we believe will advance our planned clinical trials and anticipated communications with the FDA. Additionally, the agreement grants to us the exclusive right to purchase Baxter’s cyclophosphamide for the treatment of various autoimmune diseases including autoimmune hemolytic anemia, multiple sclerosis, and systemic sclerosis.

Cyclophosphamide is a nitrogen mustard alkylating agent (it destroys target cells by binding to DNA and interfering with cell division and function) which is converted by the liver into an active chemotherapeutic agent. Cyclophosphamide’s effects are dose-dependent. As used in Revimmune, cyclophosphamide is planned to be administered at a dose of 50 mg/kg which is a unit of measurement where drug dosage is measured in milligrams based on the patient’s body weight measured in kilograms delivered in a series of 4 daily infusions (which is generally referred to as “Pulsed”) corresponding to a total dose of 200 mg/kg. This dose represents an ultra-high dose of cyclophosphamide, which is generally administered to cancer patients in total doses ranging from approximately 40 to 50 mg/kg or less over a period of 2 to 5 days. We refer to the dosing schedule of cyclophosphamide as used in Revimmune as “High-Dose Pulsed Cyclophosphamide”.

Revimmune includes a comprehensive risk management system to restrict the use of High-Dose Pulsed Cyclophosphamide to those patients anticipated to most benefit from the drug and to exclude patients for whom the drug is contraindicated. The risk management system includes pre- and post-treatment drugs combined with careful monitoring during and after administration of cyclophosphamide to avoid or minimize infections and other adverse side effects which may result from the therapy. This computerized central risk management system, which we refer to as “Revimmune Bolstering Outcomes Of Therapy” or “REBOOT™”, is intended to assist physicians and other Revimmune care providers to maintain a consistent risk management approach when administering Revimmune. We anticipate that this system will incorporate a number of safety questionnaires, protocols, and other educational materials for patients and providers; in addition, we anticipate the system will provide a series of computer-verified diagnostic assays and compliance checks integrated with patients’ treatment. The REBOOT system may also include a patient and physician registry to enable long-term follow-up and research to improve outcomes and minimize risk in treated patients. Furthermore, we expect to enhance patient safety by packaging, labeling and distributing Revimmune therapy only as part of the REBOOT system.

We anticipate that our REBOOT system will be at the core of a formal risk evaluation and mitigation strategy subject to approval by the FDA. As such, it forms a critical part of our planned clinical trial(s) and investigational new drug application(s) (“IND”). Such risk evaluation and mitigation strategies are generally referred to as REMS, which were authorized by the 2007 amendment to the Food and Drug Act. REMS are frequently and increasingly included as part of new drug applications, approvals and/or labels to assure safety and to maximize benefit. REMS are subject to enforcement by the FDA through civil penalties.

Previous Clinical Studies in Cyclophosphamide to Treat Autoimmune Disease.

A number of small, single-arm, open label, uncontrolled trials that have been conducted at various institutions suggest the effect of cyclophosphamide on the disease course of certain autoimmune diseases. These prior studies form the basis of our belief that Revimmune, which incorporates High-Dose Pulsed Cyclophosphamide, may potentially represent a new treatment option for certain autoimmune diseases and support our decision to pursue the development of Revimmune. These prior studies are considered to be preliminary and we believe that significant additional development is required before High-Dose Pulsed Cyclophosphamide can be widely accepted as a therapeutic option for autoimmune disease. These additional developments, which are part of our Revimmune development plan, include: (i) conducting a definitive controlled and randomized trial for each specific autoimmune disease sufficient to demonstrate safety and efficacy to the satisfaction of the FDA as required to support potential marketing approval and (ii) developing a REMS for High-Dose Pulsed Cyclophosphamide to assure that the therapy properly balances risks and benefits in a manner which is sufficient to obtain the approval of the FDA under the Food and Drug Administration Amendments Act of 2007.

Autoimmune Disease	Study Site	Number of Patients Treated

Aplastic Anemia	JHU[1], Hahnemann[2], Wayne State	82

Systemic Sclerosis (diffuse cutaneous)	JHU	6

Systemic Lupus Erythematosus	JHU, Hahnemann	43

Multiple Sclerosis	JHU, Hahnemann, Stony Brook[3]	47

Myasthenia Gravis	JHU, Stanford University	13

Autoimmune Hemolytic Anemia (AIHA)	JHU, Hahnemann, University of Milan	12

CIDP	Hahnemann	5

Rheumatoid Arthritis	JHU, Queen Elizabeth Hospital[4]	5

Pemphigus	JHU, University of Miami	4

	TOTAL	217

[1]	Johns Hopkins University,
[2]	Medical College of Pennsylvania-Hahnemann Hospital at Drexel University,
[3]	State University of New York at Stony Brook, [4]Queen Elizabeth Hospital, Adelaide, South Australia

Table 1. Published preliminary studies investigating High-Dose Pulsed Cyclophosphamide for treatment of Autoimmune Diseases listed by disease.

Revimmune Development Plan

Rationale

Notwithstanding the prior reports of High-Dose Pulsed Cyclophosphamide as a potential therapy for certain autoimmune diseases. cyclophosphamide is not currently FDA-approved for the treatment of any autoimmune diseases. These prior studies of High-Dose Pulsed Cyclophosphamide in the United States have been conducted at a limited number of large academic research hospitals and have featured non-uniform inclusion criteria and/or administration schedules. It is generally recognized that there may be significant potential risks of infection or other side effects when High-Dose Pulsed Cyclophosphamide is not administered by highly-qualified personnel in a controlled and regulated clinical setting. While the previous studies are important to our Revimmune development plan, they are not considered sufficient to support regulatory approval. At the core of our Revimmune development plan is a recognition that controlled and randomized clinical trials will be necessary to demonstrate the efficacy of High-Dose Pulsed Cyclophosphamide to the satisfaction of the FDA and that safety will be an important regulatory and clinical concern which we believe will require an FDA approved formal REMS.

There are approximately 80 recognized autoimmune diseases. We previously planned to conduct our first randomized and controlled trial of Revimmune in multiple sclerosis (MS), because of the potentially significant impact of such a study and the number of MS patients previously treated with High Dose Cyclophosphamide (Table 1). However, due to our limited capital and resources, we have modified our Revimmune development plan so as to initially focus on two less prevalent autoimmune diseases where we perceive a significant unmet medical need: diffuse systemic sclerosis and autoimmune hemolytic anemia. Subject to our capital availability, we plan to undertake clinical trials of Revimmune for the treatment of these two autoimmune diseases in a parallel manner. Diffuse systemic sclerosis and autoimmune hemolytic anemia represent diseases for which we believe significant unmet medical needs exist. There is no standard treatment for systemic sclerosis, and while the standard treatment for autoimmune hemolytic anemia is effective for a subset of patients, patients for which this treatment options is not effective, referred to as refractory patients, have very limited options. We believe that the significant unmet medical need, the shorter and severe disease course and the smaller prevalence of these autoimmune diseases make them appropriate for our initial focus. Notwithstanding the initial focus of our current Revimmune development plan, we continue to believe that new treatment options are needed for MS and we remain interested in ultimately conducting studies with Revimmune in MS.

In September 2007, we conducted a meeting with the FDA regarding our proposed design of a clinical trial for Revimmune to treat MS. We considered the FDA meeting to have been constructive. However, with the change in our Revimmune development plan, we are currently preparing for an additional meeting with the FDA to discuss possible studies in diffuse scleroderma and/or autoimmune hemolytoic anemia. Based on FDA input, we anticipate filing an Investigational New Drug Application(s) (IND) under which we hope to conduct our planned clinical trials. Further, we plan to discuss with the FDA our plans for a REMS to be developed under the Food and Drug Administration Amendments Act of 2007.

Provided that our planned clinical trials, once completed, demonstrate clinical benefit and safety, we would anticipate discussing next steps with the FDA which could include the suitability of seeking conditional accelerated approval and/or the appropriateness and design of additional trial(s).

Diffuse Cutaneous Systemic Sclerosis

Disease Background

Systemic sclerosis is a chronic, multisystem autoimmune disease characterized by hardening of the skin and affected tissues, blood vessel (vascular) alterations, and the presence of autoimmune antibodies (autoantibodies) in the blood. Patients with systemic sclerosis often experience Raynaud’s phenomenon, a condition associated with discoloration of fingers and/or toes when exposed to changes in temperature or emotional events Systemic sclerosis is most common in females who are 30 to 50 years of age.

The underlying disease etiology, or cause, of systemic sclerosis remains largely unknown but in affected patients, prolonged activation of the immune system and inflammation results in extensive tissue damage and repair. Continuous remodeling and repair and an inability to terminate the reparative processes leads to persistent connective tissue remodeling, scarring, and fibrosis. Some patients may have only a few affected areas, but others suffer from progressive skin involvement which becomes the source of much affliction as the condition worsens.

Systemic sclerosis can be divided into two primary forms, limited cutaneous systemic sclerosis (lcSSc) and diffuse cutaneous systemic sclerosis (dcSSc). Approximately 60% of scleroderma patients have limited cutaneous systemic sclerosis, while approximately 35% have the diffuse cutaneous form. lcSSc typically presents as skin manifestations affecting the hands, arms and face. Additionally, pulmonary arterial hypertension may occur in up to one third of patients and is the most serious complication for this form of systemic sclerosis. Diffuse cutaneous systemic sclerosis comprises a very severe form of systemic sclerosis which progresses rapidly and affects a large area of the skin and one or more internal organs, frequently the kidneys, esophagus, heart and lungs. dcSSc leads to substantial disability and/or death. We plan our clinical trials to study diffuse cutaneous systemic sclerosis, which has an estimated U.S. prevalence of approximately 30,000 cases with an estimated incidence of approximately 2100 annually.

Unmet Medical Need

dsSSc is a severe disease with the highest case-specific mortality of any rheumatic disorder, with 50% of patients dying or developing major organ complications within 3 years of diagnosis (Denton and Black 2005). Currently there is no treatment that has been proven to prevent progression of disease, underscoring a huge unmet medical need in this disease.

Autologous stem cell transplantation can significantly improve the skin score, a measure of disease progression in dcSSc. However, reported transplant-related mortality ranges from 8.7%-17%. Other immune modulatory agents have been studied with varying results; either the trials were too small or uncontrolled to definitively determine the efficacy of the treatment or randomized, controlled trials were conducted without demonstrating a clinically significant benefit.

High-Dose Pulsed Cyclophosphamide Experience in Diffuse Scleroderma

An open-label trial of High-Dose Pulsed Cyclophosphamide in patients with clinically active diffuse systemic sclerosis patients was conducted at Johns Hopkins University (Tehlirian et.al. published these results in 2008). This study forms the basis of our planned clinical trial of Revimmune.

In this study, six patients with diffuse cutaneous systemic sclerosis were treated. One patient died of a pulmonary infection (7 weeks after treatment) that was acquired after the absolute neutrophil count had normalized, indicating that the infection was not acquired during the immune ablation period. This patient experienced acute respiratory distress syndrome associated with a fungal infection and a decline in kidney function. This patient had extensive lung disease at the time of entry into the study. This highlights the need for a robust system of care during High Dose Cyclophosphamide treatment and the requirement for highly selective inclusion criteria, especially in patients with organ involvement and damage as a result of their autoimmune disease.

The primary endpoint was the modified Rodnan skin score (mRSS), a typical efficacy endpoint for systemic sclerosis trials. The mRSS measures skin thickness and collagen content of skin. In dcSSc, increasing skin thickness is associated with increased disease activity, and a reduction in mRSS is associated with a more favorable outcome, with a reduction of 25% considered clinically significant. The study reported that in 5 evaluable patients, mRSS was reduced by 60%, 55%, 41%, 31%, and 0%. The study further reported that four patients out of five responded initially, while one responded but relapsed at 6 months.

The physician’s global assessment (PGA), a was reported to have improved for four of five patients 47%, 69%, 56%, and 59% within first month after treatment and for one of five within the first 3 months (80%). The forced vital capacity (FVC), a measure of lung function, also stabilized in four of six patients. One patient’s FVC worsened due to an infection, then returned to baseline. Five of five patients improved on the Health Assessment Questionnaire Disability Index.

Planned Clinical Trial of Revimmune in dcSSc

Similar to the prior clinical trial conducted using High-Dose Pulsed Cyclophosphamide to treat diffuse cutaneous systemic sclerosis, we intend to enroll patients meeting established criteria for this diagnosis and who have evidence of moderately severe organ damage and clinical evidence of active disease.

Autoimmune Hemolytic Anemia (AIHA)

Disease Background

We plan to study autoimmune hemolytic anemia (AIHA), a disease in which the body’s immune system attacks its own red blood cells (RBCs), leading to their destruction, or hemolysis. While studies of prevalence of AIHA in the U.S. are few, we estimate the U.S. prevalence of AIHA at approximately 50,000 cases based on epidemiological studies in other countries. The U.S. incidence of AIHA is approximately 2,400 per year.

In affected patients, a process of increased destruction of red blood cells (RBCs) takes place mediated by the formation of anti-RBC autoantibodies (an autoantibody is an antibody produced by the body in reaction to the body’s own cells). AIHA can occur at any age and affects women more often than men. About half of the time, the cause of autoimmune hemolytic anemia cannot be determined (idiopathic autoimmune hemolytic anemia). Autoimmune hemolytic anemia can also be caused by or occur with another disorder, such as systemic lupus erythematosus (lupus), and rarely it follows the use of certain drugs, such as penicillin.

AIHA frequently commences as an acute, sometimes life-threatening disease often requiring hospitalization, but is considered a chronic disease. In some people, the destruction may stop after a period of time. In other people, red blood cell destruction persists and becomes chronic. There are two main types of autoimmune hemolytic anemia: warm antibody hemolytic anemia (WAIHA) and cold antibody hemolytic anemia (CAIHA). In the warm antibody type, the autoantibodies attach to and destroy red blood cells at temperatures equal to or in excess of normal body temperature. In the cold antibody type, the autoantibodies become most active and attack red blood cells only at temperatures well below normal body temperature. Rarely, patients have both cold- and warm-reactive autoantibodies and are classified as mixed-type AIHA.

Autoimmune hemolytic anemia as the cause of hemolysis is confirmed when blood tests detect increased amounts of certain antibodies, either attached to red blood cells (direct antiglobulin or Coombs’ test) or in the liquid portion of the blood (indirect antiglobulin or Coombs’ test). Other tests sometimes help determine the cause of the autoimmune reaction that is destroying red blood cells.

If symptoms are mild or if destruction of red blood cells seems to be slowing on its own, no treatment is needed. If red blood cell destruction is increasing, a corticosteroid such as prednisone is usually the first choice for treatment for WAIHA. High doses are used at first, followed by a gradual reduction of the dose over many weeks or months. When WAIHA patients do not respond to corticosteroids or when the corticosteroid causes intolerable side effects, surgery to remove the spleen (splenectomy) is often the next treatment. The spleen is removed because it is one of the places where antibody-coated red blood cells are destroyed. When destruction of red blood cells persists after removal of the spleen or when surgery cannot be done, immunosuppressive drugs may be used.

When red blood cell destruction is severe, blood transfusions are sometimes needed, but they do not treat the cause of the anemia and provide only temporary relief.

Unmet Medical Need

We believe that there is a need for additional therapeutic options to treat both warm and cold AIHA. Only 15-20% of patients achieve complete remission with standard first line therapy, corticosteroids. Adverse events related to corticosteroid therapy include excessive weight gain, skin flushing, neuropsychiatric disorders, sleep disturbances, increased risk of cardiovascular events, cataracts, and myopathy. Co-morbidities exacerbated by corticosteroids include diabetes, hypertension, hyperlipidemia, heart failure, glaucoma, and peptic ulcer disease.

Usually splenectomy, the surgical removal of the spleen, is used as a second-line therapy, which elicits a 50% response rate. Options for patients unresponsive or refractory to corticosteroids and splenectomy are limited. In WAIHA, the chance of spontaneous or drug-induced remission or cure is extremely low. An urgent need exists for new, better treatments of WAIHA, especially for steroid-refractory or unresponsive patients. CAIHA does not respond to either steroids or splenectomy and therefore remains a significant clinical challenge.

High-Dose Pulsed Cyclophosphamide Experience with AIHA

Following studies in other severe autoimmune disorders, High-Dose Pulsed Cyclophosphamide was studied in patients with severe AIHA that was refractory to standard therapies (Moyo, Smith et al. 2002). Nine patients were treated at Hahnemann University, Medical College of Pennsylvania and Johns Hopkins University. Seven patients displayed the warm type (WAIHA), one the cold-type (CAIHA), and one patient was mixed warm/cold. These patients had preciously failed at least 2 standard therapies (primary AIHA) or one standard therapy (secondary AIHA), and were steroid dependent.

High-Dose Pulsed Cyclophosphamide was well-tolerated in these patients. All patients were reported to have experienced transfusion independence following treatment. The study reported that six patients underwent a complete response, and the remaining 3 achieved a partial remission. At last follow-up (median follow-up duration 15 months, ranging from 4-29 months), only one patient in CR was still receiving doses of corticosteroids (although these were tapering) and one patient in PR was receiving a low dose of corticosteroids. All others discontinued steroids and no patient experienced relapse at a median of 15 months after treatment.

Three other patients with AIHA have been treated with High Dose Cyclophosphamide, in one small study (Brodsky 1998) and one case report (Panceri 2002). Of the two patients in the former study, one had Evan’s syndrome (a combination of AIHA and another disease). The AIHA patient experienced a complete recovery for 16 months but then came down with immune thrombocytopenic purpura, another autoimmune disease and subsequently died. The other patient experienced no symptomatic manifestations of disease after treatment and was independent of transfusion for more than 10 months. The case report (Panceri 2002) described the striking sudden improvement in a child with severe AIHA who was unresponsive to four other treatments. However, due to the absence of defined inclusion criteria as used in the Moyo study, these three patients have extremely heterogeneous characteristics and may not be comparable to the larger Moyo study in which patients were more similar.

Therefore, the small Moyo study forms the basis of our planned clinical trial of Revimmune in AIHA.

Planned Clinical Trial of Revimmune in AIHA

Similar to the prior clinical trial conducted using High-Dose Pulsed Cyclophosphamide to treat AIHA we intend to enroll patients with a diagnosis of severe autoimmune hemolytic anemia. We expect that these patients will have had a failure of at least 2 standard treatment approaches (e.g., prednisone therapy, splenectomy, intravenous immunoglobulin, or other immunosuppressants.), or an inability to taper prednisone dose to less than 10 mg/day. We plan to enroll both patients with both the warm and cold-types of AIHA and plan to structure the trial analyses to control for the differences between these types of AIHA. For example, if Revimmune is effective for only WAIHA, then the analysis plan will still be sufficient to determine efficacy in only the warm type.

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

To extend our proprietary rights to Revimmune, we have entered into an agreement with Baxter Healthcare Corporation, which we believe is the only cGMP (“current Good Manufacturing Practice” enforced in the U. S. by the FDA) manufacture of injectable cyclophosphamide in the U.S. This agreement grants us the exclusive right to use Baxter’s regulatory file and drug history (Drug Master File) for cyclophosphamide which we believe will facilitate our planned clinical trials and anticipated dealings with the FDA. Additionally, the agreement grants to us the exclusive right to purchase Baxter’s cyclophosphamide for the treatment of various autoimmune diseases including Autoimmune Hemolytic Anemia, Multiple Sclerosis, and Scleroderma.

BIOVAXID® - Therapeutic Cancer Vaccine

Through our majority-owned subsidiary, Biovest International, Inc. (“Biovest”) is developing BiovaxID as a cancer vaccine to treat follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”).

The Human Immune System

The immune system functions as the body’s natural defense mechanism for identifying and killing or eliminating disease-causing pathogens, such as bacteria, viruses, or other foreign microorganisms. However, with regard to cancer, including lymphomas, the immune system’s natural defense mechanism is believed to be largely thwarted by natural immune system mechanisms which seek to protect “self-cells” from attack. In humans, the primary disease fighting function of the immune system is carried out by white blood cells (leukocytes), which mediate two types of immune responses: innate immunity and adaptive immunity. Innate immunity refers to the broad first-line immune defense that recognizes and eliminates certain pathogens prior to the initiation of a more specific adaptive immune response. While the cells of the innate immune system provide a first line of defense, they cannot always eliminate or recognize infectious organisms. In some cases, new infections may not always be recognized or detected by the innate immune system. In these cases, the adaptive immune response has evolved to provide a highly-specific and versatile means of defense which also provides long-lasting protection (immune memory) against subsequent re-infection by the same pathogen. This adaptive immune response facilitates the use of preventative vaccines that protect against viral and bacterial infections such as measles, polio, diphtheria, and tetanus. Biovest believes that BiovaxID creates an adaptive immune response to cancerous B-cells.

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

Since B-cell cancers such as non-Hodgkin’s lymphoma (NHL) are tumors arising from a single malignant transformed B-cell, the tumor cells in NHL maintain on their surface the original malignant B-cell’s immunoglobulin (collectively referred to as, the “tumor idiotype”) that is distinct from those found on normal B cells. The idiotype maintained on the surface of each B-cell lymphoma serves as the tumor-specific antigen for the BiovaxID cancer vaccine.

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

In the case of cancer and other diseases, immunotherapies are designed to activate a person’s immune system in an attempt to combat the disease. There are two forms of immunotherapy used to treat diseases: passive and active. Passive immunotherapy is exemplified by the intravenous infusion into a patient of antibodies specific to the particular antigen. While passive immunotherapies have shown clinical benefits in some cancers, they require repeated infusions and can cause the destruction of normal cells in addition to cancer cells. An example of passive immunotherapy to treat lymphoma is monoclonal antibodies such as rituximab. An active immunotherapy, on the other hand, seeks to generate a durable adaptive immune response by introducing an antigen into a patient, often in combination with other components that can enhance an immune response to the antigen. BiovaxID is an example of active specific immunotherapy. Although active immunotherapies have been successful in preventing many infectious diseases, their ability to combat cancers of various types has been limited by a variety of factors, including the inability of tumor antigens to elicit an effective immune response, difficulty in identifying suitable target tumor antigens, inability to manufacture tumor antigens in sufficiently pure form, and inability to manufacture sufficient quantities of tumor antigens.

Nevertheless, in 2010 one active immunotherapy, Provenge® developed by Dendreon Corporation, received marketing approval from the FDA. This represents the first case of an active immunotherapy to successfully gain marketing approval in the U.S. In addition to BiovaxID, there are a number of other active immunotherapeutics for cancer in various stages of clinical trials that have demonstrated promising results.

A number of features of the non-Hodgkin’s lymphomas make these tumors particularly suitable for treatment with a therapeutic cancer vaccine. The malignant B-cell lymphocytes of NHL express a unique, identifiable tumor-specific antigen which is not expressed by other (healthy) cells in the body. In contrast, the majority of human cancers typically lack strong ubiquitous expression of tumor-specific antigens to distinguish them from normal cells, or they express a potentially widely-varying mix of antigens which can be difficult to identify and formulate into a successful therapeutic vaccine.

Non-Hodgkin’s Lymphoma (NHL)

NHL is a heterogeneous group of malignancies of the lymphatic system with differing clinical behaviors and responses to treatment. BiovaxID has been studied in two distinct forms of non-Hodgkin’s lymphoma, namely, FL and MCL. NHL is the fifth most common type of cancer in the U.S., with an estimated prevalence of 438,325 cases in 2007 in the U.S. NHL accounts for 5% of all cancer deaths in the U.S. NHL is one of the few malignancies in which there continues to be a rise in incidence. Since the early 1970’s, incidence rates for NHL have nearly doubled. Moreover, in spite of recent advances in the standard of care, the overall five-year survival rate remains at approximately 63%. According to the NCI, in 2009 it is estimated that 65,980 new cases of NHL will be diagnosed and 19,500 Americans will die from the disease, with a comparable number estimated in Europe.

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

Follicular Lymphoma

Indolent (slow growing) and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is FL. Accordingly, approximately 22% of new cases of NHL fall into the category of disease known as indolent FL. The U.S. prevalence (number of cases) for FL is estimated to be 100,603 cases in 2006. Biovest has conducted a Phase 2 clinical trial followed by a Phase 3 clinical trial in FL under Biovest’s IND. FL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite its slow progression, FL is almost invariably fatal. The median survival reported for FL patients ranges between 8 and 10 years, although these figures may have become slightly higher within the last decade as a result of improvements in the standard of care for FL.

The current standard of care for treatment of advanced, bulky follicular lymphoma (bulky Stage II, Stage III-IV) as specified by the National Comprehensive Cancer Network includes initial treatment of newly-diagnosed patients with rituximab-containing chemotherapy. Rituximab is a monoclonal antibody (an immune protein capable of selectively recognizing and binding to a molecule) which targets a protein primarily found on the surface of both healthy and cancerous B cells, known as CD20. Accordingly, rituximab seeks to bind and destroy all B-cells, including healthy B-cells, as a means of controlling the progression of FL in treated patients.

Rituximab and other biologics currently approved for lymphoma are characterized as “passive immunotherapies”. Following administration, rituximab exerts its effects primarily through an unselective and near total destruction of a patient’s B-cells, including malignant as well as healthy B-cells. Rituximab and other passive immunotherapies are often administered in sequential, repeated doses to achieve their effect, and following cessation of administration are over time eliminated from the patient’s circulation by normal bodily functions. Rituximab is characterized as a targeted therapy since it targets CD20, which is present on both healthy and tumor cells. Rituximab is manufactured in bulk and is not considered to be a personalized therapy.

By comparison, BiovaxID is characterized as an “active immunotherapy”. Active immunotherapies attempt to stimulate the patient’s immune system to respond to a disease. “Specific active immunotherapies” such as BiovaxID specifically seek to induce cellular and/or humoral immune responses focused on specific antigens present on a diseased cell (such as a tumor cell). As a specific, active immunotherapy, BiovaxID targets only the cancerous B-cells while sparing healthy B-cells. Accordingly, BiovaxID is highly targeted. BiovaxID is manufactured specifically and entirely for each patient and is considered to be a highly “personalized therapy”. If approved, BiovaxID will represent the only specific active immunotherapeutic approved for the treatment of FL and therefore will represent a new class of drugs that provide a new therapeutic option for patients with lymphoma.

The EMEA has recently approved the use of two years of rituximab maintenance therapy in FL patients responding to first line chemo-immunotherapy. In this context, patients receive rituximab repeatedly over a period of two years, during which the agent seeks to deplete all B-cells in the body in an attempt to extend tumor remission. BiovaxID, if approved, would likewise be considered to be a “maintenance” or remission consolidation therapy. However, BiovaxID differs from rituximab maintenance therapy in that BiovaxID is administered for a 6-month period during which it seeks to establish a targeted and persistent immune response to the patient’s tumor. BiovaxID seeks to establish an adaptive immune response which be can come into play and destroy the tumor cells every time the patient’s trained immune system encounters the specific tumor target.

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

Mantle Cell Lymphoma (MCL)

MCL is a rare, aggressive subtype of NHL characterized by short remissions and rapid progression similar to aggressive lymphomas and successive relapses, reflecting incurability similar to indolent lymphomas. The median overall survival for MCL has been cited as 3 to 5 years and the disease currently lacks a consensus standard of care. MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which approximately one half are in the U.S.

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

While several therapeutic regimens are available to treat MCL patients, there currently exists no consensus standard of care for treatment of first-line relapsed MCL. As such, MCL remains incurable and it is generally considered that additional treatment options are required given this significant unmet medical need.

Currently upon first diagnosis of MCL patients are often evaluated for eligibility for autologous stem cell transplantation (autoSCT). Stem cell transplantation, an aggressive treatment protocol consisting of high-dose chemotherapy, immunotherapy and full-body radiation, aims to treat the patient’s tumor and purge the bone marrow of lymphoma cells. MCL patients who are eligible for autoSCT receive either R-CHOP (rituximab, cyclophophamide, doxorubicin, vincristine, prednisone) followed by autoSCT or R-HyperCVAD (rituximab, cyclophosphamide, vincristine, doxorubicin, and dexamethasone alternating with rituximab plus high dose methotrexate and cytarabine) followed by observation. Although these therapeutic approaches do yield high response rates, they are associated with high rates of treatment discontinuation, high risk of myelodysplastic syndrome, and high mortality rates. Consequently, the considerable toxicity associated with these regimens largely limits these options primarily to a select subset of the MCL patients who are younger and better fit to tolerate these high-intensity treatments. However, even this subset ultimately gains only modest benefits from existing treatment options. Moreover, the use of these more aggressive regimens appears not to result in superior overall survival as compared to standard therapies. Given that the median age for newly diagnosed mantle cell lymphoma patients is 60 years, less aggressive therapeutic approaches are needed.

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

In 1994, the NCI filed for initiation of an IND for the purpose of conducting clinical trial(s) investigating the use of BiovaxID in NHL. Under this IND, the NCI began in 1994 a Phase 2 clinical trial in FL; in 1999, the Phase 3 clinical trial in FL; and in 2000 a Phase 2 clinical trial in MCL. The NCI selected Biovest to produce the vaccine for the initial Phase 2 clinical trial in FL. In 2001, Biovest entered into a formal cooperative research and development agreement (CRADA) with the NCI which formalized Biovest’s collaboration with the NCI. The IND filed by the NCI was formally transferred to Biovest in April 2004, which made Biovest the exclusive sponsor of the IND with full rights to complete the NCI-initiated Phase 3 clinical trial in FL and the NCI-initiated Phase 2 clinical trial in MCL, to communicate and negotiate with the FDA relating to marketing approval for BiovaxID and to conduct other clinical studies in NHL under the IND.

BiovaxID Clinical Trials

Phase 2 Clinical Trial of BiovaxID for Treatment of Follicular Lymphoma (FL)

In 1994, the Phase 2 clinical trial was commenced by the NCI to evaluate the ability of BiovaxID to eradicate residual lymphoma cells in 20 patients with FL who were in chemotherapy-induced first clinical complete remission. All 11 patients with a detectable lymphoma gene sequence (translocation) in their primary tumors had cells from the malignant clone detectable in their blood by DNA polymerase chain reaction (PCR) analysis both at diagnosis and after chemotherapy, despite being in complete remission. In this clinical trial, molecular remission was defined as patients lacking any detectable residual cancer cells bearing the translocation as determined by a very sensitive PCR technique. After vaccination, 8 of 11 patients converted to lacking cells in their blood from the malignant lymphoma clone detectable by PCR. Anti-tumor T-cell responses were found in the vast majority of the patients (19 of 20 patients), whereas anti-tumor antibodies were detected, but apparently were not required for molecular remission. Vaccination was thus associated with clearance of residual tumor cells from the blood and long-term disease-free survival. The demonstration of molecular remissions and uniform, specific T-cell responses against lymphoma tumor targets, as well as the addition of granulocyte–monocyte colony-stimulating factor (GM-CSF) to the vaccine formulation provided the rationale for the initiation of a larger Phase 3 clinical trial at the NCI in 2000. These results were published in Nature Medicine (October 1999).

Phase 2 Clinical Trial of BiovaxID for Treatment of Mantle Cell Lymphoma (MCL)

In 2000, the NCI initiated a Phase 2 open-label clinical trial (NCT00020215) of BiovaxID for the treatment of MCL. This Phase 2 clinical trial was based upon the NCI’s Phase 2 clinical trial in FL. The primary objective of this Phase 2 clinical trial was to study BiovaxID in treatment-naïve patients with MCL and to determine the safety and efficacy of BiovaxID following a rituximab-based immunotherapy. Twenty-six patients with untreated, mostly (92%) stage IV MCL, were enrolled. All patients received six cycles of EPOCH-R (which is an chemo-immunotherapy consisting of etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin, rituximab); 92% of the patients achieved complete response (CR) and 8% achieved partial response (PR). All but 3 patients (i.e., due to disease progression or inability to manufacture the vaccine) received BiovaxID together with KLH on day 1, along with GM-CSF (100 µg/m2/day) on days 1-4 at 1, 2, 3, 4, and 6 months starting at least 3 months post-chemotherapy.

The results of NCI’s MCL Phase 2 clinical trial were reported in Nature Medicine (August 2005). As reported in Nature Medicine, after a median follow-up of 46 months, the OS was 89%, the median event-free survival (EFS) was 22 months, and five patients remained in continuous first CR. Antibody responses to immunization were detected in 30% of the patients, following a delayed pattern (i.e., detected mostly after the 4-5th vaccination) which paralleled the peripheral blood B-cell recovery. Most importantly, specific CD4+ and CD8+ T-cell responses were detected in 87% of patients post-vaccine, and in 7 of 9 patients tested these responses were detected after the 3rd vaccination when peripheral B-cells were by and large undetectable. The detected cytokine release response included GM-CSF, INF-g, and TNF-a (type I). In this study, BiovaxID induced both humoral and cellular immune responses following almost complete depletion of B-cells following rituximab-containing chemotherapy. The adverse events observed in this trial were minimal and comparable to the toxicities observed in the FL studies. These were limited mostly to injection site reactions, similar to those reported in the Phase 2 and Phase 3 FL clinical trials.

Phase 3 Clinical Trial of BiovaxID for Treatment of Follicular Lymphoma (FL)

Overview and Objectives. In January 2000, the Phase 3 clinical trial in FL was initiated by the NCI. The Phase 3 clinical trial was a multi-center, double-blind, randomized, controlled clinical trial that was designed to confirm the results reported in the NCI’s Phase 2 clinical trial.

As studied in the Phase 3 clinical trial, BiovaxID consisted of the patient-specific idiotype protein (Id) derived from the patient’s cancer cells conjugated or combined with keyhole limpet hemocyanin (KLH immunogenic carrier protein) and administered with granulocyte-monocyte colony stimulating factor (which is known as GM-CSF and which is a biological response enhancer). The comparator studied in the Phase 3 clinical trial was a control vaccine consisting of keyhole limpet hemocyanin (KLH) and administered with granulocyte-monocyte colony stimulating factor (GM-CSF; a biological response enhancer). Accordingly, the only difference between BiovaxID and the control vaccine was the inclusion of the idiotype protein from the patient’s own tumor in BiovaxID. BiovaxID or control vaccine were administered following chemotherapy (also referred to as induction therapy) with a drug combination referred to as PACE. Induction therapy represents the “first-line” treatment for FL patients and attempts to induce complete tumor remission as defined by radiological evidence (CT scans). In FL, patients treated with the current standard of care often achieve complete remission but these remissions almost always are of limited duration and most treated patients must eventually be re-treated for their disease. In the majority of cases, however, even with re-treatment, the disease often relapses and develops resistance to therapy, leading to a need for bone marrow transplant and eventually resulting in the death of the patient. In the Phase 3 clinical trial, patients who achieved complete response following induction therapy were assigned to a limited waiting period prior to vaccination to allow for immune reconstitution following the induction chemotherapy. Patients who relapsed during this immune reconstitution period did not receive either BiovaxID or control treatment. Patients who maintained their complete remission following this immune recovery period received either BiovaxID or control administered as five subcutaneous injections monthly over a six month period (one month was skipped).

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

Biopsy, Chemotherapy, and Immune Recovery. Prior to chemotherapy, a small tumor biopsy was performed to obtain tissue for tumor classification and characterization, and to provide starting material necessary to manufacture BiovaxID. Following this biopsy patients were initially treated with PACE chemotherapy (a combination of prednisone, doxorubicin, cyclophosphamide, etoposide) in order to induce a complete response (CR) or a complete response unconfirmed (CRu) as measured by CT radiological scans.

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

Randomization to Immune Recovery Followed by BiovaxID or Control. When the NCI designed the Phase 3 clinical trial protocol, a decision was made to randomize patients immediately after completion of chemotherapy and to not wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g., control patients). In the Phase 3 clinical trial, of 234 patients initially enrolled into the clinical trial, 177 patients completed chemotherapy successfully and were randomized.

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

Trial Enrollment and the Use of Rituximab-Containing Induction Chemotherapy. During the course of the Phase 3 clinical trial, the standard of care for induction chemotherapy in FL changed to include rituximab, which reduced the ability to recruit and enroll patients into the study. In order to facilitate enrollment in the clinical trial, Biovest amended the study protocol in 2007 to permit the use of a rituximab-containing chemotherapy regimen (CHOP-R), as induction therapy. However, the FDA requested that Biovest abstain from vaccinating any patients who received CHOP-R and Biovest did not vaccinate any of the patients who received CHOP-R chemotherapy under the clinical trial protocol.

Due to the protracted enrollment, the clinical trial’s Independent Data Monitoring Committee (DMC; a committee responsible for reviewing the available unblinded clinical trial data in the study and responsible for recommendations to the sponsor and the FDA) recommended an interim analysis of the clinical trial’s endpoints and overall safety profile which resulted in the termination and halting of the trial in 2008.

As of April 15, 2008, when the clinical trial was officially closed, a total of 234 subjects had been enrolled and 177 subjects had been randomized in the Phase 3 clinical trial, which was less than the original clinical trial plan which called for 629 subjects to be enrolled and 540 to be randomized. While the termination of the clinical trial before completion of the planned accrual resulted in a smaller sample size than was originally intended, Biovest believes that the randomized nature of Biovest’s clinical trial yields a valid conclusion because the baseline characteristics of the patients in the two groups were balanced, the allocation to treatment arms was concealed, and the study was double-blinded.

Results of Phase 3 Clinical Trial

As reported at the plenary session of the Annual Meeting of the American Society of Clinical Oncology (ASCO 2009, Orlando, FL), the patient cohort of the 177 All Randomized patients (which included 117 (66%) Treated Patients and 60 (35%) patients who were not treated) did not demonstrate statistically significant difference in median DFS from randomization between treatment and control arms.

Figure 3. Disease-free survival (DFS) according to study group for all randomized patients (N = 177). Kaplan-Meier actuarial curves for DFS for all randomized patients are shown according to their study group of Id-KLH+GM-CSF (N = 118) or KLH+GM-CSF (N = 59). The number of events, median, and 95% confidence intervals for each group are also presented.

At ASCO, Biovest further reported the median DFS data for the patients who received at least one vaccination either with BiovaxID or control. In this cohort of 117 patients, which represents a modified intent-to-treat population, median DFS was 13.6 months longer in patients who received BiovaxID compared to patients who received control. This analysis reflects the prospectively defined primary clinical trial objective. Accordingly, there were 60 patients who were randomized but who did not receive either BiovaxID or control and who are not included in this analysis. Of these 117 treated patients, 76 patients received at least one dose of BiovaxID (referred to as the BiovaxID Arm) and 41 patients received at least one dose of control (referred to as the Control Arm). No serious adverse events were reported in either the BiovaxID Arm or the Control Arm. At the median follow-up of 56.6 mo (range 12.6-89.3 mo), a statistically significant improvement of 13.6 months was observed in DFS between patients in the BiovaxID Arm (44.2 mo), versus the Control Arm (30.6 mo) (log-rank p-value = 0.045; HR = 1.6). Using a Cox proportional-hazard model, a statistically significant hazard ratio (HR) of 0.62 was achieved (p=0.048; 95% CI: 0.39, 0.99). This means that patients receiving BiovaxID experienced an approximately 61% (1/0.62) lower risk of cancer recurrence compared to patients who received the control vaccine. The Phase 3 clinical trial’s secondary endpoint of overall survival (OS) has not yet been reached for either group due to the length of follow-up to date.

Figure 4. Disease-free survival (DFS) according to study group for the randomized patients who received blinded vaccinations (N = 117). Kaplan-Meier actuarial curves for DFS for the randomized patients who received at least one dose of the Id-KLH+GM-CSF (N = 76) or KLH+GM-CSF (N = 41) are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Analysis of Patients by Isotype. A typical antibody (immunoglobulin), including the lymphoma idiotype expressed on the surface of each cancerous lymphoma cell, is composed of protein “heavy chains” and “light chains”. In humans, the heavy chains are classified as IgG, IgM, IgA, IgD and IgE, and the light chains are classified as either kappa or lambda. The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose. The immunoglobulin protein contains a region known as the “heavy chain” and a region known as the “light chain” (Figure 5). Almost always in FL, the heavy chain region is characterized as either an IgM-isotype or an IgG-isotype. Figure 5 below illustrates the dramatic differences in the structure of immunoglobulin protein characterized as an IgM-isotype as opposed that characterized as an IgG-isotype. Accordingly, an antibody may be referred to as IgG-isotype or IgM-isotype depending on its heavy-chain classification. In the normal immune response, antibody isotypes may have different roles and may help direct the appropriate immune response. The small region at the tip of the antibody is known as the “variable region”, or antibody binding site, and the balance of the isotype is known as the “constant region”. When Biovest manufactures BiovaxID, Biovest screens each patient’s tumor cells obtained by biopsy for the isotype. Approximately 60% of patients with FL are diagnosed with tumors expressing an IgM isotype and approximately 40% of patients bear tumors expressing an IgG isotype. In rare cases (<1%), patients are diagnosed with another isotype (e.g. IgA). Infrequently, the patient’s tumor also contains cells with one or more isotype (a heterogenous or “mixed” isotype); in these patients we select either an IgG or IgM isotype for manufacture of BiovaxID. Each patient’s tumor isotype can be readily determined by standard analytical techniques (flow cytometry) at the time of the patient’s tumor biopsy. In both the Phase 2 and Phase 3 clinical trials, the determination of tumor heavy-chain isotype determined the specific manufacturing and purification process used to make that patient’s vaccine. For patients who have tumors expressing an IgG (or an IgG-containing “mixed” isotype), we manufacture an IgG isotype vaccine and for patients determined to have tumors expressing an IgM (or an IgM-containing “mixed” isotype), we manufacture an IgM vaccine. Due to Biovest’s manufacturing process (rescue fusion hybridoma), the isotype (IgG or IgM) of the tumor is directly reproduced in each patient’s vaccine so that each patient’s BiovaxID vaccine matches the patient’s original tumor isotype (IgG or IgM).

Figure 5: The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose. The immunoglobulin protein contains a region known as the “heavy chain” and a region known as the “light chain”. Almost always in FL, the heavy chain region is characterized as either an IgM-isotype or an IgG-isotype. The figure illustrates the dramatic differences in the structure of immunoglobulin protein characterized as an IgM-isotype as opposed that characterized as an IgG-isotype.

Preclinical data indicates that the ability to develop an immune response differs between IgM-isotype and IgG-isotype idiotypes. The IgG-isotype idiotype was reported to be tolerogenic, meaning that the immune response against the specific tumor target is suppressed. On the other hand, the IgM-isotype idiotype was reported to be highly immunogenic, meaning that it induces an ample, persistent immune response against the specific tumor target. The unique feature of Biovest’s trial- the manufacturing and administration of tumor-matched isotype idiotype vaccines- allowed Biovest to investigate whether these preclinical data translate into differential clinical efficacy of the two isotype vaccines in Biovest’s clinical trial.

Figure 6. The vaccines produced for each individual patient consist of the tumor idiotype with the same isotype as the tumor cells from which the vaccine was produced. Therefore, patients with IgM isotype tumors received IgM vaccine, and patients with IgG isotype tumors received IgG vaccine manufactured from their own tumor cells.

Biovest analyzed differences in median DFS in vaccinated patients in our Phase 3 clinical trial separately by tumor isotype. There were 35 IgM isotype patients who received BiovaxID and 25 IgM isotype patients who received control. There were 40 IgG isotype patients who received BiovaxID and 15 IgG isotype patients who received control. Two patients had mixed IgM/IgG biopsy isotypes and were excluded from this analysis. The baseline characteristics of the patients who received either IgM or IgG vaccine were balanced between each respective BiovaxID and control group.

In the IgM isotype group, Biovest observed that patients who were treated with isotype-matched BiovaxID had significantly longer DFS (52.9 months, versus 28.7 months) than patients with IgM isotype tumors who received control vaccine (Figure 7). In contrast, in the IgG isotype group, there was no difference in median DFS between the patients who received isotype-matched BiovaxID and the patients with IgG isotype tumors who received control vaccine (Figure 8). Although a separate manufacturing process is prescribed for the IgM isotype and for the IgG isotype, the clinical trial protocol did not include planned analyses to address a subset efficacy analysis by isotype.

Figure 7: Disease-free survival (DFS) for the randomized patients with tumor IgM heavy chain isotype who received blinded vaccinations. Kaplan-Meier actuarial curves for DFS for the Id vaccinated [igM-id-KLH + GM-CSF] and control [KLH+GM-CSF] groups for the IgM isotype are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Figure 8: Disease-free survival (DFS) for the randomized patients with tumor IgG heavy chain isotype who received blinded vaccinations. Kaplan-Meier actuarial curves for DFS for the Id vaccinated [igM-id-KLH + GM-CSF] and control [KLH+GM-CSF] groups for the IgG isotype are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Figure 9: Shown is a standard statistical analysis (Kaplan-Meier survival curves) used to measure the fraction of patients free of disease for a certain amount of time after treatment. In this Figure, IgM-isotype patients who receive an IgM-isotype vaccine are compared with IgG-isotype patients who received an IgG-isotype vaccine compared with all control patients (patients with both IgM-isotype and IgG-isotype).

Biovest’s clinical trial has two unique manufacturing features, where (1) the vaccine consists of the full structure of the idiotype protein (that is, both the variable and the constant regions of the immunoglobulin), and (2) the idiotype of the vaccine matches the idiotype of the patient’s own tumor. These unique features allowed us to be the first to investigate the clinical efficacy implications of the two tumor isotypes. The prior Phase 3 clinical trials of FL idiotype vaccines conducted by Genitope Corporation and Favrille, Inc. used a manufacturing process known as recombinant manufacturing that universally linked the patient’s variable region of the idiotype into an IgG isotype without regard to the actual isotype of each patient’s tumor. Biovest believes that the use of an IgG isotype was due to the comparative ease of manufacture and purification of IgG proteins as well as to their relatively long half-life. There are two implications of the manufacturing processes used by these prior trials: (1) clinical efficacy cannot be compared by isotype group and (2) the lack of clinical efficacy observed in these trials may be due to the tolerogenic effect of the universal IgG isotype used in the vaccine manufacturing. As such, Biovest believes that its analysis by tumor isotype may provide profound insight into the efficacy of BiovaxID and may also suggest methods by which cancer vaccines in general could be developed in the future.

BiovaxID ® Regulatory Status

Biovest is currently preparing to discuss with the FDA and potentially international regulatory agencies the next steps required to achieve potential marketing approval of BiovaxID. In preparation for these anticipated discussions, Biovest is continuing to analyze data available from the Phase 3 clinical trial so that Biovest can have as comprehensive as possible discussions regarding the safety and efficacy results of Biovest’s Phase 3 clinical trial. In addition, Biovest continues to advance its efforts to comply with various regulatory validation and comparability requirements related to its manufacturing process and facility. Biovest anticipates conducting additional regulatory discussions with the FDA in 2011.

Proprietary Rights to BiovaxID®

As a result of Orphan Drug designation for the treatment of FL and MCL, Biovest has seven (7) years of market exclusivity in the U.S. from the date of FDA marketing approval. Biovest has ten (10) years of market exclusivity in Europe as a result of Orphan Medicinal Product designation for the treatment of FL by the EMEA.

In addition to market exclusivity based on governmental regulation, Biovest relies on proprietary rights provided by a combination of an exclusive world-wide license to the cell line that is used in the production of BiovaxID, patent protection, trade secret protection, and Biovest’s ongoing innovation. Although the composition of matter of the BiovaxID vaccine is not patentable, Biovest has filed an international patent application (PCT) relating to methods of treatment using Biovest’s vaccine. In addition, Biovest has filed U.S. and foreign patent applications relating to certain features of the AutovaxID instrument used in the production of the vaccine. Biovest’s proprietary production system will use fully enclosed and disposable components for each patient’s vaccine. Biovest believes that, without the availability of an automated production system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. Following the finds related to the apparent role of the IgM isotype in clinical benefit from vaccine, Biovest filed a broad range of patent applications covering various aspects of this finding. Biovest has been granted the registration of the trademark BiovaxID. BiovaxID is manufactured with a proprietary cell line, which Biovest has licensed on a world-wide exclusive basis from Stanford University (“Stanford”). This may be significant, because we believe that the use of any cell line other than Biovest’s exclusively licensed cell line, in the production of a similar idiotype vaccine would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

BiovaxID® Manufacturing Process and Facility

Manufacturing Process

The BiovaxID manufacturing production process begins when a sample of the patient’s tumor is extracted by a biopsy and the sample is shipped refrigerated to Biovest’s facility in Minneapolis, Minnesota. At Biovest’s facility, Biovest identifies the idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. Additionally, Biovest identifies whether the isotype is IgM or IgG. In NHL, the tumor B-cells bear the surface idiotype (immunoglobulin or antibody) derived from the original transformed malignant B-cell, but do not typically secrete it in an amount suitable for vaccine production. In order to make sufficient quantities of idiotype for vaccination, the patient’s tumor cells are then fused with an exclusively licensed cell line (mouse/human heterohybridoma cell line K6H6) from Stanford to create a hybridoma or hybrid cell.

After the creation of the hybridoma, we determine which hybridoma cells display the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine. The selected hybridoma cells are then seeded into our proprietary hollow-fiber bioreactors, where they are cultured and where they secrete or produce idiotype antigen. The secreted idiotype is then collected from the cells growing in the hollow-fiber reactor. After a sufficient amount of idiotype is collected for the production of an appropriate amount of the vaccine, the patient’s idiotype is purified using multi-step purification processes.

Figure 10: Individualized Manufacturing Process for BiovaxID immunotherapy: (Clockwise) Beginning with an excisional (>2cm) lymph node biopsy, tumor cells are fused with our proprietary mouse/human heterohybridoma in order to induce secretion of normally surface-bound tumor immunoglobulin (idiotype). Id-secreting clones are identified by comparing their unique idiotype sequence to the tumor’s after which they are cultured (expanded) in a proprietary hollow-fiber bioreactor system (not shown). During culture, supernatant (containing idiotype) is collected until sufficient amounts have been produced to yield adequate dosage of vaccine. This supernatant is purified by affinity chromatography and conjugated (bonded) to KLH carrier protein, resulting in a finished vaccine that can be shipped and administered to patients. In the Phase 3 clinical trial, manufacturing success was approximately 95% of treated patients. (Fig. reprinted from Neelapu, et al. Exp. Opin Biol Ther 2007).

Biovest uses a method known as “hollow-fiber perfusion” to produce the cell cultures used in the manufacture of BiovaxID. Hollow-fiber perfusion, as compared to other cell culture methods, seeks to grow cells to higher densities more closely approaching the density of cells naturally occurring in body tissue. The hollow-fiber perfusion method involves using hair-like plastic fibers with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which Biovest refers to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. Biovest believes that hollow-fiber technology permits the harvest of cell culture products with generally higher purities than stirred-tank fermentation, a common alternative cell culture method, thereby reducing the cost of purification as compared to stirred tank fermentation. Additionally, the technology associated with the hollow-fiber process generally minimizes the amount of costly nutrient media required for cell growth as opposed to other cell culturing techniques.

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

The vaccine is administered in conjunction with granulocyte macrophage colony- stimulating factor (GM-CSF), a natural immune system growth factor that is administered with the idiotype vaccine to stimulate the immune system and increase the response to the idiotype vaccine. In the clinical trials patients were administered five monthly BiovaxID injections in the amount of 0.5 milligram of idiotype per injection, with the injections being given over a six-month period of time in which the fifth month is skipped. Through this process, the patient-specific idiotype is used to stimulate the patient’s immune system into targeting and destroying malignant B-cells bearing the same idiotype.

Biovest estimates that an average of three (3) months is required to manufacture each vaccine, which for most patients may overlap the time period when induction chemotherapy is being administered. While the manufacturing process for the BiovaxID vaccine is highly personalized to each patient Biovest considers it to be highly controlled and predictable. During the Phase 3 clinical trial, Biovest experienced approximately 95% success rate in manufacturing vaccines. The most common reason for a failure to successfully produce a patient’s vaccine were the presence of rare idiotype variants as opposed to the failure of a step in the manufacturing process.

Manufacturing Facility

BiovaxID is a personalized medicine which is produced separately for each individual patient through a laboratory process based on the patient’s own tumor cells derived by biopsy. Following regulatory approval of BiovaxID, Biovest plans to produce BiovaxID in Biovest’s existing leasehold space located in Minneapolis, Minnesota. In order to facilitate the regulatory process, Biovest is preparing a dedicated suite of laboratory clean rooms especially designed to produce BiovaxID. As the regulatory process advances toward completion, Biovest anticipates expanding Biovest’s lease hold space and the dedicated manufacturing facility as required to meet anticipated commercial requirements. During the Phase 3 clinical trial, BiovaxID was produced at Biovest’s facility in Worcester, Massachusetts. Because Biovest has relocated the site of the manufacturing process to its Minneapolis facility following the clinical trials and because Biovest is expanding that facility, Biovest is currently in the process of attempting to demonstrate to the FDA that the product under these new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement will also apply to future expansions of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful commercialization of the vaccine. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxIDTM instrument. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

CONSULTING SERVICES - Analytica International, Inc.

Through our wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), Analytica provides a broad range of consulting services to companies and institutions in the pharmaceutical, biotechnology, and medical markets, including some of the world’s largest pharmaceutical companies. Analytica provides these services to clients throughout the world, and we also utilize these services for our own product development efforts in order to, among other things, evaluate and analyze the market and potential pricing of our product candidates. Analytica’s development and commercialization services include outcomes research on the economic profiles of pharmaceuticals and biologics, pricing and market assessment on these products, and various services designed to expedite clinical trials. We also use these services to evaluate the payor reimbursement prospects of our products and to develop reimbursement strategies.

Analytica provides its commercialization and development services through a team of employees who are based in offices in New York and Germany. This team includes research professionals at the Master’s and Doctoral level in the fields of medicine, epidemiology, biochemistry, statistics, engineering, public health, pharmacy, health economics, and business administration.

Instruments and Disposables

Our majority owned subsidiary, Biovest, sells hollow-fiber perfusion instruments used for the production of significant quantities of cell culture products. This product line includes:

AUTOVAXID™

AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. We plan to utilize the AutovaxID technology to streamline commercial manufacture of our proprietary anti-cancer vaccine, BiovaxID. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with U.S. Food and Drug Administration Good Manufacturing Practices (GMPs). In September 2009, Biovest entered into a contract with the U.S. Department of Defense (DoD) to further develop and modify the AutovaxID instrument including for purposes of applying this technology to applications of potential military interest, including research and production of antiviral vaccines such as those targeting influenzas.

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

In addition to instruments sales, Biovest has recurring revenue from the sale of hollow-fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with Biovest’s instruments. Revenues from such disposable products represented approximately 36% and 45% of our total revenue from this business segment for the fiscal years ended September 30, 2010 and 2009 respectively.

Currently Biovest assembles, validates and packages the instruments and disposables which it sells. Customers for Biovest’s instruments and disposables are the same potential customers targeted for Biovest’s contract production services which include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Cell Culture Products and Services

Biovest manufactures mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, Biovest provides related services as a contract resource to assist customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of our business represented approximately $1.2 million (approximately 22%) and $1.5 million (approximately 41%) in revenues for the fiscal years ended September 30, 2010, and 2009 respectively.

Customers include biopharmaceutical and biotech companies, medical schools, universities, research facilities, hospitals and public and private laboratories. Biovest generally produce cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

There are various processes commonly used to produce mammalian cells generally used in the production of antibodies. These may include hollow-fiber bioreactor perfusion, stirred tank fermentation, roller bottle and other processes. Biovest primarily uses hollow-fiber bioreactor technology to expand customer provided cell lines and produce the respective monoclonal antibodies. This technology grows cells to higher densities which more closely mimics mammalian physiology. Biovest has significant expertise with in vitro (outside the living body) cell culture methods for a wide variety of mammalian cells. Mammalian cells are complicated and dynamic, with constantly changing needs. A primary component of hollow-fiber bioreactors is fibers made of plastic polymers. The fibers are hair-like with hollow centers which simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is perfused through the lumen of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the on-going cell growth process. Hollow-fiber technology permits harvests of cell culture products with generally higher purities thereby reducing the cost of downstream purification processes. This technology generally minimizes the amount of costly nutrient media required for cell growth.

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow-fiber bioreactor technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cells are grown inside the tanks in culture medium which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cells are separated from the medium and the protein of interest is isolated through a series of complex purification processes. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow-fiber technology. While stirred tank fermentation and hollow fiber technology are both used for cell production of various quantities, Biovest believes that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. Biovest believes that hollow-fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as the therapeutic vaccine which Biovest is developing, Biovest believes that hollow-fiber technology may be the appropriate cell culture production technology.

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

Competition for BiovaxID

If approved, BiovaxID® will be required to compete with currently approved therapies, as well as therapies which may be approved in the future. There are currently no approved active immunotherapeutic drugs which seek to induce an adaptive, specific and durable immune response to identify and eradicate the residual lymphoma cells remaining after a patient achieves remission in an effort to extend that remission or avoid relapse. BiovaxID is a therapy designed to be administered to lymphoma patients who have achieved complete remission after initial chemotherapy treatment. If approved, BiovaxID would represent a new class of drugs available to treat FL potentially offering a new treatment option for FL patients.

BiovaxID is the only personalized cancer vaccine for treatment of FL that has demonstrated significant clinical benefit in a Phase 3 clinical trial. Two other vaccines (MyVaxTM developed by Genitope Corporation and Specifid™ developed by Favrille, Inc.) which were studied in Phase 3 trials in FL patients did not report statistically significant clinical benefit and Biovest believes are no longer under development. There are fundamental structural differences between BiovaxID and the personalized cancer vaccines developed by Genitope Corporation and Favrille, Inc.; Genitope and Favrille manufactured their respective vaccines with IgG isotypes without regard to the patient’s actual isotype and the clinical trial designs under which the clinical efficacy of these vaccines were tested were different, which Biovest believes explain why BiovaxID achieved significant clinical benefit while the other vaccines did not.

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

If approved to treat FL, BiovaxID will face competition from the then current standard of care recognized to treat FL. Today, the standard of care to treat FL generally includes therapies that contain rituximab. Penetrating a market and achieving usage by physicians and patients in the face of an established standard of care is anticipated to represent a significant challenge.

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

The process for the development of biologic products, such as our BiovaxID® product, parallels the process outlined above. Biologics, in contrast to drugs that are chemically synthesized, are derived from living sources, such as humans, animals, and microorganisms. Most biologics are complex mixtures that are not easily identified or characterized and have activity that is different from the activity of small, organic molecules normally found in drugs. Because of the diversity of the nature of biologic products and their substantial molecular size (usually hundreds of times larger than small, organic molecules associated with drugs), special technology is often required for their production and subsequent analysis. Biologic products, especially proteins, may be produced with living cells. Purity testing of biologics can be complex since living cells may harbor viruses and other agents. The potential presence of these agents and the requirement to establish degradation profiles and identify impurities associated with production and purification, further require establishing, validating, and conducting specialized tests and analyses. Formulation development in this area is often more complex than for small, organic drug substances. For example, molecules produced using recombinant DNA technology, are inherently less stable than their organic counterparts because structural integrity must be maintained through administration and distribution of the product. Accordingly, certain aspects of the development process for biologic products may be more challenging than similar aspects encountered in the development of drugs.

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

New Drug Application (NDA) or Biologics License Application (BLA).

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

Post-Approval Phase.

If the FDA approves the NDA, BLA, or abbreviated new drug application (ANDA) application, as applicable, the pharmaceutical product becomes available for physicians to prescribe in the U.S. After approval, we are still subject to continuing regulation by FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, we are required to maintain and provide updated safety and efficacy information to the FDA. We are also required to comply with requirements concerning advertising and promotional labeling. In that regard, our advertising and promotional materials must be truthful and not misleading. We are also prohibited from promoting any non-FDA approved or “off-label” indications of products. Failure to comply with those requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval.

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

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to a marketing exclusivity. For seven (7) years, the FDA may not approve any other application, including NDAs or ANDAs, to market the “same drug” for the same indication. The only exceptions are i) where the second product is shown to be “clinically superior” to the product with orphan drug exclusivity, as that phrase is defined by the FDA and ii) if there is an inadequate supply.

Manufacturing

With regard to Biovest’s development of BiovaxID, Biovest is currently undertaking the construction of a new manufacturing suite for BiovaxID to be located within Biovest’s existing facility in Minneapolis, Minnesota. If it receives FDA approval of the vaccine, Biovest may continue to manufacture the vaccine at its facility in Minnesota, although Biovest will likely need to expand this existing facility and/or develop additional facilities to fully support commercial production for the U.S. markets. Changes to the manufacturing process or site during or following the completion of clinical trials requires sponsors to demonstrate to the FDA that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to relocations or expansions of manufacturing facilities, such as Biovest’s relocation of the BiovaxID production process and planned expansion of such facilities or additional facilities that may be required upon successful commercialization of the vaccine. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. If Biovest demonstrates comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, its clinical trials or the FDA approval of BiovaxID may be delayed.

We anticipate that sufficient supplies of Cyclophosphamide to be used in our planned Revimmune product will be manufactured by Baxter Healthcare Corporation pursuant to our exclusive agreement.

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

Other Regulation in the United States

The Biologics Price Competition and Innovation Act (2010) establishes an abbreviated approval pathway for “biosimilar” biological products. Among the provisions potentially applicable to the Company’s products are: (1) innovator manufacturers of reference biological products (such as BiovaxID) are granted 12 years of exclusive use before biosimilars can be approved for marketing in the U.S.; and (2) an application for a biosimilar product may not be submitted to the FDA until 4 years after the date on which the BLA for the reference product was first approved. FDA is still early in the process of developing regulations to implement the provisions of this legislation.

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

The following is information regarding Biovest’s owned and licensed patents and patent applications that we consider material to its business:

Biovest owns several patents covering various aspects of its hollow fiber perfusion process, instruments and proprietary cell culturing methods. The patents also cover aspects of our therapeutic vaccine production process. Biovest plans to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, Biovest has four (4) issued U.S. patents. Additionally, Biovest has filed several U.S. and foreign patent applications that are pending. The expiration dates of our presently issued United States patents range from October 2011 to November 2017. A list of our active U.S. patents and published U.S. and foreign patent applications are as follows:

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

Biovest has recently filed a number of provisional patent applications asserting claims largely based on or related to various aspects of Biovest’s analysis of clinical benefit based on isotype.

Biovest also possesses licensed intellectual property used in the development and manufacture of BiovaxID. BiovaxID is manufactured with a proprietary cell line, which we have licensed on a world-wide exclusive basis from Stanford University. This is significant, because Biovest believes that the use of any cell line other than Biovest’s exclusively licensed cell line, in the production of a similar idiotype vaccine, would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

Additionally, Biovest considers trademarks to be important to its business. Biovest has established trademarks covering various aspects of its hollow fiber perfusion process, instruments and proprietary cell culturing methods. Biovest has registered the trademark BiovaxID® in connection with its therapeutic cancer vaccine. Biovest plans to continue aggressively pursuing trademark and other proprietary protection for Biovest’s therapeutic vaccine technology and instrumentation, including seeking protection of its trademarks internationally.

A list of published U.S. and foreign patent applications within the Revimmune portfolio, which are licensed or wholly or jointly owned by us are as follows:

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

We rely in some circumstances on trade secrets to protect our technology, particularly with respect to certain aspects of Biovest’s BiovaxID manufacturing process. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Although, we believe that our current level of coverage is adequate to protect our business from foreseeable product liability and clinical trial claims, we may seek to increase our insurance coverage in the future in the event that we significantly increase our level of contract production services. There can be no assurance; however, that we will be able to maintain our existing coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims to which we may be exposed. A successful partially or completely uninsured claim against us could have a material adverse effect on our operations. Biovest’s cell culture production services may expose us to potential risk of liability. We seek to obtain agreements from contract production customers to mitigate such potential liability and to indemnify us under certain circumstances. There can be no assurance, however, that we will be successful in obtaining such agreements or that such indemnification, if obtained, will adequately protect us against potential claims.

The terms and conditions of our sales and instruments include provisions which are intended to limit our liability for indirect, special, incidental or consequential damages.

Executive Officers of the Registrant

Name	Age	Position

Francis E. O’Donnell, Jr., M.D.	60	Chief Executive Officer (“CEO”), Chairman and Director

Samuel S. Duffey, Esq.	65	President and General Counsel

Alan M. Pearce	61	Chief Financial Officer (“CFO”) and Director

Francis E. O’Donnell, Jr., M.D. has served as our Chairman of the Board since our Company’s founding in March 2002 and has served as our CEO since September 2003. Dr. O’Donnell also served as our President from September 2003 through November 2004. Since February 2009, Dr. O’Donnell has been Chief Executive Officer and Chairman of Biovest. Since 2003, Dr. O’Donnell had been a Director and Vice-Chairman (non-executive) of Biovest. Since May 2002, Dr. O’Donnell has also served as the Chairman of the Board of BioDelivery Sciences International, Inc. (“BDSI”), a publicly traded drug delivery technology company for disruptive healthcare technology. Since 1995, Dr. O’Donnell has served as a manager of The Hopkins Capital Group, LLC (“Hopkins”), a biotechnology business development and investment company for disruptive healthcare technologies. Included in companies in which Hopkins entities are significant stockholders include Biovest and BDSI. Dr. O’Donnell is a 1975, summa cum laude graduate of the Johns Hopkins School of Medicine. He received specialty training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. He is the former Professor and Chairman, Department of Ophthalmology, St. Louis University School of Medicine. Dr. O’Donnell has published over 30 peer-reviewed scientific articles and has been awarded over 34 U.S. patents. He is the recipient of the 2000 Jules Stein Award from Retinitis Pigmentosa International. He is a Trustee for St. Louis University. We believe that Dr. O’Donnell’s experience and skills make him a qualified and valuable member of our Board of Directors.

Samuel S. Duffey was appointed our President in December 2008 and continues to serve as General Counsel. Mr. Duffey served a director of our Company from 2003 to 2005. Since February 2009, Mr. Duffey was appointed President and General Counsel of Biovest. Prior to that, Mr. Duffey practiced business law with Duffey and Dolan P.A. beginning in 1992. From February 2000 to September 2003, Mr. Duffey served as the non-executive chairman and as a member of the Board of Directors of Invisa, Inc., a small publicly held safety company, and from October 2001 to May 2004, Mr. Duffey also served as the non-executive chairman and as a member of the Board of Directors of FlashPoint International, Inc., a publicly held automotive parts company which is currently named Navitrak International Corporation. Mr. Duffey received his B.A. and J.D. degrees from Drake University. We believe that Mr. Duffey’s experience and skills make him a qualified and valuable member of our management team. Mr. Duffey has been instrumental in facilitating our capital raises and was instrumental in managing our company through the very complex Chapter 11 process.

Alan M. Pearce has served as a director and our CFO since August 2004. Since December 2007, Mr. Pearce has been CFO of Biovest. Prior to serving as our CFO, Mr. Pearce served as Senior Vice President, Financial Services for McKesson Corporation, a large publicly traded healthcare company, from April 1999 to March 2004. He also previously served as a director and a member of the finance committee of XL Insurance. From September 2002 to September 2005, Mr. Pearce served as a director of BDSI. Mr. Pearce is a graduate of Georgia Tech, where he earned a B.S. degree in Industrial Management, and the University of Texas, where he earned an MBA degree in finance. We believe that Mr. Pearce’s experience and background make him a qualified and valuable member of our Board of Directors. Specifically, Mr. Pearce’s background in pharmaceuticals and finance make him a valuable resource on our Board.

Employees

As of September 30, 2010, we had 67 employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Related to Our Business

We have a history of operating losses and expect to incur further losses.

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2010 and 2009, we reported net losses of $47.8 million, and $5.3 million respectively and negative cash flow from operating activities of $0.4 million, and $1.9 million, respectively. As of September 30, 2010, we have an aggregate accumulated deficit of $326.0 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the initial clinical trial of Revimmune and Biovest’s efforts to seek regulatory approval for BiovaxID®. There is no assurance that, the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our financial statements for the 2010 fiscal year indicated that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to receive a similar audit opinion from our independent auditors with respect to our financial statements for the 2011 fiscal year.

Our ability to achieve and sustain profitability is to a large degree dependent on the success of our development efforts with regard to Revimmune and the development and commercialization efforts of our majority owned subsidiary with regard to BiovaxID. We may not be successful in our efforts and even if successful we may not be able to profitably commercialize any of our drug products candidates.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of September 30, 2010, we had a working capital deficit of $147.6 million, including those liabilities subject to compromise through our Chapter 11 bankruptcy proceedings. The working capital deficit on a proforma basis would be $27.8 million, taking into account November 2010’s emergence from Chapter 11 bankruptcy and Biovest’s exit financing. We expect to continue to incur substantial net operating losses for the foreseeable future. Continued operating losses would impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered certified public accountants, Cherry, Bekaert, and Holland, L.L.P., have indicated, in their report to our 2010 financial statements, that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. We incurred net losses of $47.8 million, and $5.3 million in 2010 and 2009, respectively. We have also experienced negative cash flows from operations for the past three fiscal years. In addition, our projected cash receipts from operations for fiscal 2011 are anticipated to be insufficient to finance operations without funding from other sources. Historically, we have had difficulty in meeting our cash requirements. There can be no assurances that we will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of any of our drug product candidates. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

We will need substantial additional financing but our access to capital funding is uncertain.

We have limited cash or other liquid assets on hand. During prior years, we met our cash requirements through the use of cash on hand, revenue, the sale of common stock, and loans. We have significant outstanding indebtedness which as of December 1, 2010 aggregated approximately $53.0 million of which $25.0 million will be automatically converted into stock at various intervals and approximately $12.0 million that is voluntarily convertible into stock. Certain of our debt is secured by our assets and may make procuring additional debt or equity financing more difficult or uncertain. Furthermore, our secured creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due. We are required by certain loan covenants to allocate 30% of the net proceeds from the sale of our capital stock under certain circumstances to re-pay certain indebtedness which may make future capital raises more difficult.

Our ability to continue present operations is dependent upon our ability to obtain significant external funding when required. Additional sources of funding have not been established; however, we anticipate that in the future we will seek additional financing from a number of sources , including, but not limited to, the sale of equity or debt securities, strategic collaborations, recognized research funding programs and domestic and/or foreign licensing. There can be no assurance that we will be successful in securing needed financing at acceptable terms, if at all. If adequate funds are not available, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of our drug candidates in development or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

If we are successful in procuring additional financing when required it will most likely result in our issuing additional shares and/or rights to acquire shares of our capital stock or in the alternative it may result in our selling shares of our majority-owned subsidiary, Biovest, which we currently own. Accordingly, our access to additional financing when needed is anticipated to be dilutive to existing shareholders.

We are largely dependent on the success of BiovaxID® and Revimmune™ and we may not be able to successfully commercialize these therapies.

We have expended and will continue to expend significant time, money, and effort on the development of BiovaxID which is owned by our majority owned subsidiary and/or Revimmune. We will incur significant costs and may never generate significant revenues from commercial sales of these products, if approved. None of these products is approved for marketing in any jurisdiction, and they may never be commercialized. Before we can market and sell these products, we will need to demonstrate in clinical trials that these products are safe and effective and will also need to obtain necessary approvals from the FDA, and similar foreign regulatory agencies.

If we fail to successfully commercialize any or all of these product candidates, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be adversely affected.

If we fail to obtain FDA approval of BiovaxID®, Revimmune™ or any of our future product candidates, we will be unable to commercialize these products.

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

Further, we have not commenced any clinical trials in Revimmune and the development of our product candidates based on Revimmune should be considered to be in an early stage. The structure, size, design, cost and/or length of future trials in Revimmune have not been established and remain uncertain.

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

Before regulatory approval can be sought for BiovaxID® or Revimmune™, we may need to successfully complete clinical trials, outcomes of which are uncertain.

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

We expended significant time and funds to conduct a Phase 3 clinical trial in SinuNase™, a drug candidate to treat a sinus condition. The clinical trial was not considered to be successful and we are not continuing to develop this drug. Nevertheless, we expended significant time and funds in the development of SinuNase. In addition, we will continue to expend significant sums in the development efforts for Revimmune and BiovaxID. We expect to continue to incur significant operating expenses and capital expenditures as we:

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

Based on our current operating plans, we expect that our existing capital and cash flow from operations, together with proceeds of one or more anticipated equity financing transactions, will be sufficient to fund our operations and development activities for a limited period, assuming Biovest receives its own funding. We have received a report from independent registered public accounting firms on our consolidated financial statements for our fiscal years ended September 30, 2010 and 2009, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern.

We expect to seek additional financing from a number of sources, including but not limited to public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If we sell shares of Biovest stock which are currently owned by us, we will reduce our ownership interest in Biovest. As part of prior financings and our Plan of Reorganization, we have granted warrants to purchase an aggregate of up to 14.4 million shares of Biovest owned by us which if fully exercised would provide an aggregate of approximately $21.6 million in additional financing for

us. If our Biovest subsidiary raises funds through the issuance of equity securities, our equity interest in Biovest could be substantially diminished. If our Biovest subsidiary raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of BiovaxID or Revimmune, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at this time.

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

We are pursuing novel therapeutic treatments, including a new autoimmune disease treatment approach and a patient specific cancer therapy. Commercialization requires governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. Our Revimmune treatment and our BiovaxID vaccine are subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks associated with drug development generally. These risks include the possibility that:

•	our technology or the product based on our technology will be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals;

•	future products based on our technology will be difficult to manufacture on a large scale or at all or will prove to be uneconomical to produce or market;

•	proprietary rights of third parties will prevent us or our collaborators from marketing products;

•	third parties will market superior or equivalent products;

•	technology advances which render our technology or product outdate or less attractive; and

•	the products will not attain market acceptance.

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

We might be unable to manufacture our drug candidates on a commercial scale even if approved.

Assuming approval of Revimmune and/or BiovaxID, manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our product and cause us to fail.

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

Regulatory approval of a pharmaceutical product is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of either Revimmune and/or the BiovaxID vaccine, we must demonstrate to the satisfaction of applicable regulatory agencies that Revimmune and/or BiovaxID are safe and effective for use in humans. This is expected to result in substantial expense and require significant time.

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

We may experience difficulties in manufacturing Revimmune™ and/or BiovaxID® or in obtaining approval of the change in manufacturing site or process from the FDA or international regulatory agencies, which could prevent or delay us in the commercialization.

Manufacturing an approved drug is complex and requires coordination internally among our employees, as well as, externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing BiovaxID, including:

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

If we experience any difficulties in manufacturing Revimmune and/or BiovaxID, commercialization may be delayed, resulting in delays in generating revenue and increased costs.

In addition, because Biovest has relocated the site of the manufacturing process for BiovaxID to Biovest’s, Minneapolis facility following the clinical trials we are required to demonstrate to the FDA that the product developed under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to the relocation at the Minneapolis facility as well as future expansions of the manufacturing facilities, such as the possible expansion to additional facilities that may be required for successful regulatory approvals or commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID™ instrument.

A showing of comparability requires data demonstrating that the product is consistent with that produced for the clinical trial and continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. If we demonstrate comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. The FDA will determine if comparability data are sufficient to demonstrate that additional clinical studies are unnecessary. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, our clinical trials or FDA approval of BiovaxID may be delayed, which would cause delays in generating revenue and increased costs.

Because we have limited experience, we might be unsuccessful in our efforts to develop, obtain approval for, commercially produce or successfully market Revimmune™ and/or BiovaxID®.

The extent to which we develop and commercialize Revimmune and BiovaxID will depend on our ability to:

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

Risks related to BiovaxID® which is being developed by our majority owned subsidiary, Biovest.

Biovest’s clinical trials for BiovaxID® may not be regarded by the FDA or other regulatory authorities as conclusive, and Biovest may decide, or regulators may require Biovest, to conduct additional clinical testing for this product candidate or cease its trials.

In April 2008, Biovest closed its only Phase 3 clinical trial of BiovaxID® with 234 patients enrolled instead of the 563 patients anticipated to be enrolled pursuant to Biovest’s clinical trial protocol. Biovest announced clinical results based upon a relatively smaller number of patients. Additionally, Biovest’s only Phase 3 clinical trial enrolled or randomized patients before their treatment with BiovaxID or control resulting in a significant number of patients being randomized but not treated with either BiovaxID or control because of failure to maintain compliance with protocol requirements including maintenance of complete remission. Biovest does not know if the size or design of its Phase 3 clinical trial or an evaluation, which is limited to only patients that received at least one dose of BiovaxID or control, will be acceptable to the FDA for demonstrating sufficient safety and efficacy required to obtain marketing approval.

While the Phase 3 clinical trial reported clinical benefit for all patients treated with BiovaxID or control that was statistically significant (p-value of 0.045) in patients receiving at least one dose of BiovaxID or control, the results did not achieve “high” statistical significance which is generally considered to be a p-value of 0.01 or better. While it is not required, it is not uncommon for the FDA to require a second confirming Phase 3 clinical trial, when “high” statistical significance has not been demonstrated. The statistical significance of the reported clinical benefit for patients whose tumor and vaccine had an IgM isotype as opposed to an IgG isotype was “highly significant (p-value of 0.002); however, we do not know how this analysis will impact the FDA’s overall review process. Biovest does not know whether its existing or future clinical trials will be considered by the FDA and/or other regulatory authorities to sufficiently demonstrate safety and efficacy to result in marketing approval. Because Biovest’s clinical trials for BiovaxID may be considered to be inconclusive, Biovest may decide, or regulators may require it, to conduct additional clinical and/or preclinical testing for this product candidate or cease Biovest’s clinical trials. If this happens, Biovest may not be able to obtain approval for this product or the anticipated time to market for this product may be substantially delayed, and Biovest may also experience significant additional development costs. Biovest may also be required to undertake additional clinical testing if Biovest changes or expands the indications for its product candidate.

The ongoing detailed analysis being performed in Biovest’s clinical trials for BiovaxID® may produce negative or inconclusive results and may delay Biovest’s efforts to obtain approval for this product.

Biovest is currently engaged in performing detailed analyses of the safety and efficacy data generated by Biovest’s Phase 3 clinical trial of BiovaxID in FL and Biovest’s Phase 2 clinical trial in MCL. Biovest cannot predict with certainty the results of the analyses, and if the results are negative or inconclusive Biovest may decide, or regulators may require it, to conduct additional clinical and/or preclinical testing for this product candidate or cease Biovest’s clinical trials. If this happens, Biovest may not be able to obtain approval for BiovaxID for FL, MCL or both, or the anticipated time to market for this product may be substantially delayed, and Biovest may also experience significant additional development costs.

The clinical trials for BiovaxID® have demonstrated that certain side effects may be associated with this treatment and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

Biovest cannot guarantee that its current or future trials for BiovaxID will not demonstrate additional adverse side effects that may delay or even preclude regulatory approval. Even if BiovaxID receives regulatory approval, if Biovest or others identify previously unknown side effects following approval, regulatory approval could be withdrawn and sales of BiovaxID could be significantly reduced.

Inability to obtain regulatory approval for Biovest’s BiovaxID® manufacturing facility or to manufacture on a commercial scale may delay or disrupt our commercialization efforts.

Before Biovest can obtain FDA approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the FDA. Biovest plans to establish a dedicated BiovaxID manufacturing facility within our existing Minnesota leasehold space. Therefore, before Biovest can obtain the FDA approval necessary to allow it to begin commercially manufacturing BiovaxID, Biovest must pass a pre-approval inspection of its BiovaxID manufacturing facility by the FDA. In order to obtain approval, Biovest will need to ensure that all of its processes, methods, and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Biovest has undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, Biovest will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If Biovest fails to comply with these requirements, Biovest could experience product liability claims from patients receiving its vaccines, Biovest might be subject to possible regulatory action and Biovest may be limited in the jurisdictions in which Biovest are permitted to sell BiovaxID.

In order to commercialize BiovaxID, Biovest will need to develop and qualify one or more additional manufacturing facilities. Preparing a facility for commercial manufacturing may involve unanticipated delays, and the costs of complying with state, local, and FDA regulations may be higher than Biovest anticipated. In addition, any material changes Biovest makes to the manufacturing process may require approval by the FDA and state or foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and Biovest may experience delays. Such delays could increase costs and adversely affect its business. In general, the FDA views cGMP standards as being more rigorously applied as products move forward in development and commercialization. In seeking to comply with these standards, Biovest may encounter problems with, among other things, controlling costs and quality control and assurance. It may be difficult to maintain compliance with cGMP standards as the development and commercialization of BiovaxID progresses, if it progresses.

Biovest and its products are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of Biovest’s products. If Biovest violate regulatory requirements at any stage, whether before or after marketing approval is obtained, Biovest may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

The NCI is not precluded from working with other companies on developing products that are competitive with BiovaxID®.

Biovest’s BiovaxID vaccine is based on research and studies conducted at Stanford University (Stanford) and the NCI. The concept of producing a patient-specific anti-cancer vaccine through the hybridoma method from a patient’s own cancer cells has been discussed in a variety of publications over a period of many years, and, accordingly, the general method and concept of such a vaccine is not eligible to be patented by us, the NCI, or any other party. Until November 2006, Biovest was a party to a Cooperative Research and Development Agreement, or CRADA, with the NCI for the development of a hybridoma-based patient-specific idiotypic vaccine for the treatment of indolent FL. Biovest gave notice of termination of the CRADA in September 2006. Although the NCI transferred sponsorship of the IND for BiovaxID to Biovest in 2004, and although there are certain confidentiality protections for information generated pursuant to the CRADA, the CRADA does not prevent the NCI from working with other companies on other hybridoma-based idiotypic vaccines for indolent FL or other forms of cancer, and the NCI or its future partners may be able to utilize certain technology developed under Biovest’s prior CRADA. If the NCI chooses to work with other companies in connection with the development of such a vaccine, such other companies may also develop technology and know-how that may ultimately enable such companies to develop products that compete with BiovaxID. Additionally, through their partnership with the NCI, these companies could develop immunotherapies for other forms of cancer that may serve as barriers to any future products that we may develop for such indications.

Biovest is not able to prevent third parties, including potential competitors, from developing and selling an anti-cancer vaccine for NHL having the same composition of matter as BiovaxID®.

Biovest’s BiovaxID vaccine is based on research and studies conducted at Stanford and the NCI. As a result of published studies, the concept of the vaccine and its composition of matter are in the public domain and cannot be patented by Biovest, the NCI, or any other party. Biovest has filed a PCT patent application on the type of cell media that is used to grow cell cultures in the production of our vaccine, and Biovest has filed a PCT patent application on certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system. Biovest has obtained an exclusive world-wide license for use of a proprietary cell line which it uses to manufacture BiovaxID, but Biovest cannot be certain that it will be successful in preventing others from utilizing this cell line or will be able to maintain and enforce the exclusive license in all jurisdictions. Biovest cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with BiovaxID. For example, Bayer Innovation GmbH has commenced a Phase 1 clinical trial for its autologous anti-idiotype lymphoma vaccine produced in a tobacco plant cell line.

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

Risks Related to Our Industry

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

For Revimmune, we have published patent applications as well as additional patent protection. For BiovaxID, Biovest hold the patent relating to the method of producing BiovaxID and Biovest has filed additional patent applications for BiovaxID. There are filed patent applications for AutovaxID as well.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

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

We currently depend on single source suppliers for critical raw materials used in Revimmune, BiovaxID and other components used in the manufacturing process and required for the administration of BiovaxID. In particular, the Revimmune treatment consists of high-dose cyclophosphamide. Baxter International, Inc. (“Baxter”) is the exclusive supplier of injectable cyclophosphamide in the U.S. We are currently in discussions with Baxter seeking to obtain contractual relationships to insure our access to adequate supplies of cyclophosphamide to support clinical and commercial development of Revimmune. In addition, the manufacturing of BiovaxID requires keyhole limpet hemocyanin, or KLH, a foreign carrier protein. Biovest purchases KLH from BioSyn Arzneimittel GmbH (“BioSyn”), a single source supplier. Biovest has entered into a supply agreement with BioSyn, pursuant to which BioSyn has agreed to supply us with KLH. The supply agreement has an initial term of three years and is renewable for indefinite additional terms of five years each at our discretion, so long as we are not in default of our obligations pursuant to this agreement. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Under this agreement BioSyn is not contractually obligated to supply Biovest with the amounts of KLH required for commercialization. Biovest has become aware of additional suppliers who now market KLH, but Biovest has not yet established a relationship with these suppliers and have not performed testing to insure that the KLH supplied by them is suitable for use in the BiovaxID production process.

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

Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA. If Biovest has to switch to a replacement supplier, Biovest may face additional regulatory delays and the manufacture and delivery of BiovaxID, or any other immunotherapies that Biovest may develop, could be interrupted for an extended period of time, which may delay completion of Biovest’s commercialization of BiovaxID, or any other immunotherapies that we may develop. If we are unable to obtain adequate amounts of these components, our commercialization will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different components that may not be as safe or as effective. As a result, regulatory approval of BiovaxID may not be received at all. All these delays could cause delays in commercialization of BiovaxID, delays in Biovest’s ability to generate revenue from BiovaxID, and increased costs.

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

The existence of minority shareholders in our Biovest subsidiary creates potential for conflicts of interest.

We own a majority of the outstanding shares of common stock of Biovest and the remaining Biovest stock is owned by approximately 450 shareholders. To the extent that our officers and directors are also officers or directors of Biovest, matters may arise that place the fiduciary duties of these individuals in conflicting positions. Although, we intend that such conflicts will be resolved by independent directors of Biovest, if this occurs, matters important to us could be delayed. Francis E. O’Donnell, Jr., M.D., our Chairman and Chief Executive Officer, is also Chairman and Chief Executive Officer of Biovest; Samuel S. Duffey, Esq., our President and General Counsel, is also President and General Counsel of Biovest; Alan M. Pearce, our Chief Financial Officer, is also Chief Financial Officer of Biovest.

Shares of the Biovest stock held by us are transferable under debentures and warrants issued by us.

In September 2006, we entered into a private placement in which we issued to investors an aggregate of $25.0 million of the 8% secured convertible debentures together with common stock purchase warrants. In November 2010 these debentures and warrants were replaced by new notes and warrants issued pursuant to our Plan of Reorganization (the “Class 5 Debentures” and “Class 5 Warrants”). The Class 5 Debentures issued by us are convertible at the option of the holder into shares of our common stock or exchangeable for shares of Biovest stock held by us, and the Class 5 Warrants are exercisable for our common stock or shares of Biovest stock held by us. In connection with the Class 5 Debentures and Class 5 Warrants, we have pledged into an escrow account 14.4 million shares of the Biovest common stock held by us to be available to holders for exchange as well as to secure the repayment of the Class 5 Debentures. The total number of shares of Biovest common stock transferable by us to the investors in the Class 5 Debentures, whether pursuant to the exchange or exercise of the Class 5 Debentures and Class 5 Warrants or the exercise of rights under the pledge agreement may not exceed 14.4 million shares in the aggregate. Accordingly, it is possible that our ownership of Biovest common stock could decrease by up to 14.4 million shares as a result of the Class 5 Debentures and/or the Class 5 Warrants. We have also pledged a total of approximately 42 million shares of Biovest common stock owned by us to secure debts owed to three secured creditors. In addition, Biovest may issue shares of its common stock to third parties in connection with debt and/or equity financing transactions. In light of the foregoing, it is possible that we could cease to be the majority shareholder of Biovest.

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

Our common stock is quoted on the Over-the-Counter Market.

As opposed to a larger or better accepted market, our common stock is quoted on the OTCQB, which is the middle tier of the OTC Market, reserved for companies that are registered and reporting with the SEC or a U.S. banking regulator. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

We are also subject to a Securities and Exchange Commission rule that, if we fail to meet certain criteria set forth in such rule, the rule imposes various sales practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may have an adverse effect on the ability of broker-dealers to sell our securities and may affect the ability of our stockholders to buy and sell our securities in the secondary market. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of our common stock and have a material adverse effect on the trading market for our securities.

We believe we are eligible to upgrade our stock listing to the OTCQX, which is the top tier of the OTC market. The OTCQX is reserved exclusively for companies that meet the highest financial standards and undergo a qualitative review, as determined by the Pink OTC Markets, Inc. However, there can be no assurance that an OTCQX application, if submitted, will be approved.

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

Our shares are listed on the OTCQB. OTCQB is the middle tier of the OTC market. OTCQB companies are registered and reporting with the SEC or a U.S. banking regulator, making it easier for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. The OTCQB™ marketplace was launched in April 2010, by Pink OTC Markets, Inc. to better distinguish OTC securities that are registered and reporting with U.S. regulators. However, no assurance can be given that a holder of our common stock will be able to sell such securities in the future or as to the price at which such securities might trade. The liquidity of the market for such securities and the prices at which such securities trade will depend upon the number of holders thereof, the interest of securities dealers in maintaining a market in such securities and other factors beyond our control.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 7,400 square feet of office space in Tampa, Florida, which is our principal executive office and administrative office. The lease will expire on September 30, 2011.

Our wholly-owned subsidiary, Analytica, leases approximately 4,000 square feet of office space, located at 24 West 40th Street, New York, NY 10018 and office space located at Meeraner Platz 1, 79539 Lorrach, Germany, which is occupied by Analytica’s employees in Germany (the “Lorrach Lease”). The Lorrach Lease will expire on November 1, 2011.

Our majority-owned subsidiary, Biovest, leases approximately 35,000 square feet in Minneapolis, Minnesota, which Biovest uses for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. On December 2, 2010, Biovest entered into a new long-term lease for this facility, wherein its landlord (in conjunction with the City of Coon Rapids and the State of Minnesota) has agreed to fund and amortize improvements to the facility to provide a dedicated laboratory space for the production of BiovaxID and potential future expansion to the facility to permit additional BiovaxID production capacity when required.

We plan to continue to evaluate our requirements for facilities during fiscal 2011. We anticipate that as our development of Revimmune and/or BiovaxID advances and as we prepare for the future commercialization of these products, our facilities requirements will continue to change on an ongoing basis.

ITEM 3.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we operated our business as a debtor-in-possession in accordance with the provisions of Chapter 11 and subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

Notwithstanding the effectiveness of our Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

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

Market for Registrant’s Common Stock

Prior to August 19, 2010, our common stock was quoted on the Pink Sheets under the symbol “ABPIQ”. On August 19, 2010, our common stock opened for trading on the OTCQB™ Market under the symbol, “ABPIQ”. Subsequent to this period, on November 18, 2010, our common stock opened for trading on the OTCQB™ Market under the symbol, “ABPI”.

Number of Common Shareholders

As of November 30, 2010, we had approximately 69.6 million shares of common stock outstanding, which were held by approximately 150 stockholders of record.

Quarterly High/Low Company Stock Price – ABPIQ/ABPI

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported by the Pink Sheets from October 1, 2008 to August 18, 2010 and thereafter, as reported by the OTCQB™ Market. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2009:
First Quarter	$0.60	$0.08
Second Quarter	$0.44	$0.12
Third Quarter	$0.90	$0.20
Fourth Quarter	$0.34	$0.18

Year Ended September 30, 2010:
First Quarter	$0.35	$0.15
Second Quarter	$1.10	$0.26
Third Quarter	$1.84	$0.77
Fourth Quarter	$1.30	$0.71

As of the November 30, 2010, our closing sale price for our common stock was $0.77.

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

Equity Compensation Plan Information

See Part III, Item 12 for information on our equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2010, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as disclosed in previous SEC filings.

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

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPI”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of autoimmune diseases. Additionally, through our, majority-owned subsidiary, Biovest International, Inc., we are developing BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Through our wholly-owned subsidiary, Analytica International, Inc., we conduct a health economics research and consulting business which we market to the pharmaceutical and biotechnology industries, using our operating cash flow to support our corporate administration and product development activities.

Revimmune™ is being developed as a treatment for various autoimmune diseases. The approximately 80 known autoimmune diseases generally arise from an overactive immune response against substances and/or tissue normally present in the body. As a system of care, Revimmune consists of administering high, pulsed doses of an FDA-approved drug, cyclophosphamide, over a four-day interval as part of an integrated risk management system including a panel of preventive tests, monitoring and medications which are intended to minimize risks while seeking to maximize the clinical benefit.

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

In June 2003, we acquired 81% interest of Biovest, for investment of $20.0 million in Biovest pursuant to an investment agreement. Biovest is a biologics company that is developing our BiovaxID patient-specific vaccine for the treatment of FL. As of September 30, 2010, we owned of record approximately 75% of common stock of Biovest with the minority interest being held by approximately 400 shareholders of record. Biovest common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and Biovest therefore files periodic and other reports with the SEC.

On November 10, 2008, we, along with all of our subsidiaries, filed a voluntary petition for reorganization under Case No. 8:08-bk-17795-KRM (the “Chapter 11”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern as we emerge from Chapter 11.

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

Services. Service revenue is generated primarily by fixed-price contracts for cell culture production and consulting services. Such revenue is recognized over the contract term in accordance with the percentage-of-completion method based on the percentage of service cost incurred during the period compared to the total estimated service cost to be incurred over the entire contract. The nature and scope of our contracts often require us to make judgments and estimates in recognizing revenues.

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

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on Accounting Standard Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with generally accepted accounting principles. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. Our carrying value of goodwill at September 30, 2010 and 2009 was $0.9 million and $1.2 million, respectively. The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

We capitalized goodwill in connection with our acquisition of Analytica in April 2002 in connection with the IMOR acquisition in December 2003, based on the fair value of the acquired assets net of assumed liabilities.

We recorded amortization of intangible assets of $0.3 million and $0.2 million in the years ended September 30, 2010 and 2009, respectively. We amortize intangibles based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements and the remaining life of patents on products currently being marketed. We recognized impairment losses of $0.1 million and $1.5 million during the year ended September 30, 2010 and September 30, 2009, respectively, in connection with certain intangible assets. Our carrying value of intangible assets at September 30, 2010 and 2009 is $1.1 million and $2.6 million, respectively net of accumulated amortization. We begin amortizing capitalized intangibles on their date of acquisition.

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

In applying the Black-Scholes-Merton options-pricing model during fiscal 2010, we assumed no dividend yield, risk-free interest rates ranging from 2.35% to 3.11%, expected option terms ranging from 5.0 to 6.0 years, a volatility factor of 140.08%, a share price of $0.44, and option exercise price of $0.44.

We recorded stock-based compensation of approximately $0.5 million and $1.17 million in the twelve months ended September 30, 2010 and 2009, respectively. For both periods, stock-based compensation is classified in general and administrative expense.

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

Variable interest entities

We evaluate all significant arrangements and relationships for indications of variable interest entities pursuant to generally accepted accounting principles. During April 2006 and December 2006, we entered into financing arrangements with Biovest that involved entities that met the definition of variable interest entities. As a result, our Company and Biovest were required to consolidate these entities and reflect the non-controlling interest in the consolidated financial statements as of and for the years ended September 30, 2010 and 2009. The 2010 and 2009 consolidated financial statements include the variable interest entities as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC and Revimmune, LLC.

Income Taxes

We incurred net operating losses for the years ended September 30, 2010 and 2009, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal net operating loss carryover of approximately $212.3 million as of September 30, 2010, which expires through 2026. Of this amount, approximately $51.1 million is attributable to Biovest and will no longer be available to offset income generated by the other members of the group.

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

Results of Operations

Year Ended September 30, 2010 Compared to the Year Ended September 30, 2009

Consolidated Results of Operations

Net Sales. Our net sales for the year ended September 30, 2010 were $10.5 million compared to $10.6 million for the year ended September 30, 2009. Sales from Biovest’s instrumentation segment experienced an increase of $2.0 million year over year. In September 2009, Biovest entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors and to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. As a result of this contract, Biovest recorded $1.2 million in instrumentation revenue in the current fiscal year, with no comparable revenue in the prior year. Service revenue decreased $0.3 million compared to the previous fiscal year due to three significant cell culture contracts that were ongoing in fiscal 2009. These projects were run to completion during the fiscal year ended September 30, 2010. Analytica’s consulting revenue decreased approximately $1.8 million primarily due to the insolvency filing of the German operations.

Research and Development Expenses. Our research and development costs were $1.3 million for the year ended September 30, 2010; a decrease of approximately $20,000 over the year ended September 30, 2009. Prior to the commencement of fiscal 2010, Biovest completed the initial Phase 3 clinical trial in the cancer vaccine, BiovaxID. We have not yet commenced our planned clinical trials for Revimmune and Biovest is not currently conducting a clinical trial and the research and development effort is largely focused on analyzing data available from our completed trial and preparing for anticipated discussions with regulatory agencies regarding next steps in the regulatory process. Accordingly, research and development spending levels have declined over the prior year even though Biovest increased the number of technical and scientific employees in fiscal 2010.

General and Administrative Expenses. Our general and administrative expenses were $5.3 million for the year ended September 30, 2010; a decrease of $2.8 million, or 35%, over the year ended September 30, 2009, due primarily to the reduction in stock compensation to $0.5 million compared to $1.7 million during the twelve months ended September 30, 2009. Business insurance expense decreased $0.2 million due to a drop in premiums from 2009 to 2010.

Impairment of Intangible Assets. Impairment of intangible assets was $0.4 million for the year ended September 30, 2010 as compared to $1.5 million for the year ended September 30, 2009. The impairment in 2010 relates to the insolvency filing for IMOR, our German subsidiary of Analytica. The 2009 expense related primarily to certain acquired product rights upon the closure of our TEAMM subsidiary in November 2008.

Interest Expense. In the year ended September 30, 2010, our interest expense was $16.7 million, an increase of $8.2 million, over the year ended September 30, 2009. The increase is due primarily to the adjustment to fair market value of the September 2006 convertible debentures which fluctuates with the market price of our stock.

Derivative gain (loss). Derivative loss was $28.8 million for the year ended September 30, 2010 as compared to a gain of $14.4 million for the year ended September 30, 2009. This difference of approximately $43.2 million is primarily related to the derivative instruments associated with the convertible debt and warrants. The loss was primarily due to an increase in our stock price during the year ended September 30, 2010.

Income (loss) from discontinued operations. Loss from discontinued operations was approximately $12,000 for the year ended September 30, 2010 compared to a gain of $1.7 million for the year ended September 30, 2009. Accentia Pharmaceuticals was in operation from October 1, 2008 through November 10, 2008 during the twelve months ended September 30, 2009. The income in 2009 relates primarily to the adjustment of reserves related to future returns and rebates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, conversions of debt to equity, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

At September 30, 2010, our cash totaled $0.6 million compared with $0.3 million at September 30, 2009.

Capital Raised through Equity Issuances

We have received funding from our initial public offering, private placements of our common and preferred stock, issuance of convertible debenture and from the exercise of warrants and options to purchase capital stock.

Corps Real, LLC-Biovest

On December 22, 2008, Biovest completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company (“Corps Real”), the members of which are a director of, or affiliated with directors of Biovest (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court. As of September 30, 2010, the DIP Lender has advanced approximately $1.89 million to Biovest.

On November 17, 2010, in accordance with the terms of Biovest’s First Amended Plan of Reorganization, Biovest executed and delivered in favor of Corps Real, a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount of $2,309,223.44. The DIP Lender Plan Note amends and restates the $3.0 million secured line of credit promissory note dated December 22, 2008, previously executed by Biovest in favor of the DIP Lender. The DIP Lender Plan Note matures on the November 17, 2012, and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. Biovest may prepay the DIP Lender Plan Note in full, without penalty, at any time, and the DIP Lender may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of the Biovest’s common stock at a conversion rate of $0.75 per share of Biovest’s common stock.

The DIP Lender Plan Note is secured by a first priority lien on all of Biovest’s property.

Convertible Note Transaction-Biovest

On October 19, 2010, Biovest entered into a debtor-in-possession financing transaction (the “Convertible Note Financing”) pursuant to which it issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of Biovest’s common stock (the “Initial Warrants”) to a total of twelve accredited investors (the “Buyers”). In connection with the Convertible Note Financing, Biovest and the Buyers entered into a Securities Purchase Agreement, dated October 19, 2010 (the “Purchase Agreement”), pursuant to which Biovest sold and issued the Initial Notes and the Initial Warrants to the Buyers. Pursuant to the Purchase Agreement, Biovest issued two separate Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

Pursuant to the Purchase Agreement, on November 17, 2010, (the Effective Date of the Biovest Plan): (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”).

The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears, with the first date for an interest payment being December 1, 2010;

•	interest payments under the Exchange Notes are payable in either cash or, at Biovest’s election and subject to certain specified conditions, in shares of Biovest’s common stock;

•

Biovest may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of Biovest’s common stock at a conversion rate of $0.91 per share of Biovest’s common stock, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of Biovest’s common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, Biovest, at its option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of Biovest’s common stock at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•

the Series A Exchange Warrants give each Buyer the right to purchase that number of shares of Biovest’s common stock (the “Series A Warrant Shares”) equal to the amount loaned by such Buyer to Biovest under such Buyer’s Initial Note divided by $0.91;

•

the Series A Exchange Warrants have an initial exercise price of $1.45 per share (subject to anti-dilution adjustments in certain circumstances) and a term of seven (7) years from November 17, 2010; and

•

in the event that the average weighted-average price of Biovest’s common stock during the period beginning on (and including) December 1, 2010 and ending on (and including) December 21, 2010 is less than the then existing exercise price of the Series A Exchange Warrants, the exercise price of the Series A Exchange Warrants will be reduced to 120% of the weighted average price during such period, but no lower than $0.60 per share.

The following are the material terms and conditions of the Series B Exchange Warrants:

•

the Series B Exchange Warrants give each Buyer the right to purchase that number of shares of Biovest’s common stock (the “Series B Warrant Shares”) equal to the difference between (a) the original principal amount of such Buyer’s Exchange Note divided by $0.50, and (b) the original principal amount of such Buyer’s Exchange Note divided by $0.91, provided that the number of shares of Biovest’s common stock issuable upon exercise of a Series B Exchange Warrant may not exceed the “Maximum Eligibility Number”;

•

for purposes of the Series B Exchange Warrants, the “Maximum Eligibility Number” will initially be an amount equal to zero, provided that if on December 22, 2010, 80% of the average of the weighted average price for Biovest’s common stock during the preceding 21 days is less than $0.91, the Maximum Eligibility Number will be equal to the difference between (a) the quotient determined by dividing (i) the aggregate principal amount of the Buyer’s Exchange Note by (ii) the greater of (A) $0.50 (subject to adjustment for stock splits, stock adjustments and the like), and (B) 80% of such average of the weighted average price, and (b) the quotient determined by dividing the aggregate principal amount of the Buyer’s Exchange Note by $0.91; and

•

the Series B Exchange Warrants have an exercise price of $0.01 per share and an expiration date of December 23, 2010;. if, on December 22, 2010, the Maximum Eligibility Number exceeds zero, then the Series B Exchange Warrants will be deemed to be exercised by a cashless exercise on December 22, 2010 and, if the Maximum Eligibility Number does not exceed zero, then the Series B Exchange Warrants will automatically expire.

Debt Financing

Credit Facility with Laurus Master Fund, Ltd. On April 29, 2005, we entered into a credit facility with Laurus Master Fund, Ltd. (“Laurus”).

On June 18, 2008, we entered into agreements with Laurus (the “Payoff and Amendment Agreements”) pursuant to which: (i) the Amended and Restated Secured Non-Convertible Revolving Note in the original principal amount of $5.0 million dated as of April 29, 2005 (the “Revolving Note”) was satisfied; (ii) the Second Amended and Restated Secured Convertible Minimum Borrowing Note in the original principal amount of $2.5 million dated as of April 29, 2005 (the “Minimum Borrowing Note”) and the Second Amended and Restated Secured Convertible Term Note in the original principal amount of $5.0 million dated as of April 29, 2005 (the “Term Note”) were modified to extend the maturity to December 31, 2008 and to provide that no interest would accrue or be paid until December 31, 2008, at which time the notes would be marked “Paid”, conditioned upon satisfaction of stated conditions; and (iii) Laurus released its security interest in all our assets except the capital stock and assets of our subsidiary, Analytica and our rights and interests in BiovaxID royalties under the Royalty Agreement dated October 31, 2006. Pursuant to the Payoff and Amendment Agreements, the principal balance due under this Laurus financing transaction as of September 30, 2010 was $8.8 million.

Therefore, pursuant to the Plan, Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”), have an allowed secured claim against us in the amount of $8.8 million. On November 17, 2010, pursuant to a Term Loan and Security Agreement, we executed and delivered to Laurus/Valens term notes (the “Laurus/Valens Term Notes”) evidencing such allowed secured claim in the original principal amount of $8.8 million. The following are the material terms and conditions of the Laurus/Valens Term Notes:

•	the Laurus/Valens Term Notes mature on the second (2nd) anniversary of the Effective Date and may be prepaid at any time without penalty;

•

interest accrues on the Laurus/Valens Term Notes at the rate of eight and one-half percent (8.5%) per annum (with a twelve and one-half percent (12.5%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	we are required to make mandatory prepayments under the Laurus/Valens Term Notes as follows:

•

on May 17, 2012, a payment of principal, in cash, in the amount of $4.4 million, less the amount of any prior optional prepayments of principal by us and the amount of any other mandatory prepayments of principal under the Laurus/Valens Term Notes; and

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by us) of certain capital raising transactions (with certain exclusions);

•	the Laurus/Valens Term Notes are secured by:

•

a first lien in all of our assets, junior only to the liens granted under the Plan to holders of the 8% Original Issue Discount Secured Convertible Debentures Due June 19, 2011, issued by us in June 2008, in the original aggregate principal amount of $8,906,098.00 and certain permitted liens;

•	a pledge by us to Laurus/Valens of (a) all of our equity interests in Analytica, and (b) 20,115,818 shares of common stock of Biovest owned by us; and

•	all of the assets of Analytica, which secure a guaranty of Analytica as to the entire indebtedness under the Laurus/Valens Term Notes; and

•

with the prior written consent of Laurus/Valens, we may convert all or any portion of the outstanding principal and accrued interest under the Laurus/Valens Term Notes into a number of shares of our common stock equal to (a) the aggregate portion of the principal and accrued but unpaid interest outstanding under the Laurus/Valens Term Note being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported for our common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

On the Effective Date, 2,236,848 shares of our common stock were issued to Laurus/Valens for payment of Laurus/Valens’ Class 5 and Class 13 claims under the Plan aggregating approximately $6.0 million at a conversion rate equal to $2.67 per share.

Credit Facility with Laurus Master Fund, Ltd. and the Valens Funds - Biovest. On March 31, 2006, Biovest closed a financing transaction with Laurus, pursuant to which Laurus purchased from Biovest a secured promissory note in the principal amount of $7.799 million and a warrant to purchase up to 18,087,889 shares of Biovest’s common stock at an exercise price of $0.01 per share. Since June 2003, we had been the primary source of financing for Biovest; however, this transaction with Laurus represented the initial financing by Biovest from sources other than us.

On October 30, 2007, Biovest completed a financing transaction with the Valens Funds an affiliate of Laurus. Pursuant to this transaction, the Valens Funds purchased from Biovest two secured promissory notes in the aggregate principal amount of $0.5 million and entered into two royalty agreements whereby the Valens Funds have been granted 2.0% royalty interests in the worldwide net sales and license revenues from commercial sales of Biovest’s biologic products. The notes are non-amortizing and accrue interest at prime plus 2%, with a minimum of 9% interest. Interest is payable monthly in arrears, commencing November 1, 2007. The principal balance of both notes is due upon maturity on March 31, 2009.

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

On September 22, 2008, as part of Biovest’s Secured Convertible Debenture transaction described herein, Biovest issued to Valens U.S. SPV I, LLC a secured convertible debenture in the principal amount of $0.65 million. The debentures accrue interest at 15% per annum, payable monthly, in cash, or at Biovest’s option, in shares of Biovest common stock. The debentures are secured by all of Biovest’s assets and are subordinate to Biovest’s existing notes outstanding to Laurus and the Valens Funds.

As of the Effective Date of the First Amended Plan of Reorganization filed by Biovest (the “Biovest Plan”), which occurred on November 17, 2010 , Laurus, PSource, Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens US” and together with Valens I and Valens II, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”), have an allowed secured claim against Biovest in the amount of $24.9 million. On November 17, 2010, pursuant to a Term Loan and Security Agreement, Biovest executed and delivered to Laurus/Valens term notes (the “Laurus/Valens Term A Notes”) evidencing such allowed secured claim in the original principal amount of $24.9 million but reduced by $1.4 million to $23.6 million on the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

•

interest accrues on the Laurus/Valens Term A Notes at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Laurus/Valens Term A Notes, without penalty, at any time;

•	Biovest is required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by Biovest) of certain capital raising transactions (with certain exclusions), but only up to the then outstanding principal and accrued interest under the Laurus/Valens Term A Notes;

•	from any intercompany funding by us to Biovest (with certain exceptions and conditions); and

•

a prepayment equal to fifty percent (50%) of positive net cash flow of Biovest for each fiscal quarter after November 17, 2010, less the amount of certain capital expenditures on certain biopharmaceutical products of Biovest made during such fiscal quarter or during any prior fiscal quarter ending after the Effective Date; and

•	on the Effective Date, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Convertible Note Financing.

Additionally, pursuant to the Plan, Laurus/Valens has an additional allowed secured claim against Biovest in the amount of $4.160 million. On the Effective Date, Biovest executed and delivered to Laurus/Valens term notes (the “Laurus/Valens Term B Notes”) evidencing such additional allowed secured claim in the original principal amount of $4.160 million. The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•

interest accrues on the Laurus/Valens Term B Notes at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

•

provided that the Laurus/Valens Term A Notes have been paid in full, Biovest is required to make mandatory prepayments under the Laurus/Valens Term B Notes from any intercompany funding by us to Biovest (with certain exceptions and conditions), but only up to the outstanding principal and accrued interest under the Laurus/Valens Term B Notes.

With the prior written consent of Laurus/Valens, Biovest may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of Biovest’s common stock. The number of shares of Biovest’s common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Note or the Laurus/Valens Term B Note being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for Biovest’s common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will be secured by a first lien in all of the assets of Biovest and its subsidiaries, junior only to the lien granted to the DIP Lender and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will also be guaranteed by us (the “Accentia Guaranty”), up to a maximum amount of $4,991,360.00. The Accentia Guaranty will be secured by our pledge of 20,115,818 shares of Biovest’s common stock owned by us and by the assets of our subsidiary, Analytica.

New Market Tax Credit Financing. On April 25, 2006, Biovest’s wholly-owned subsidiary, Biovax, Inc. (“Biovax”) closed a financing transaction (“Transaction I”) that was structured in an effort to obtain certain perceived advantages and enhancements from the New Markets Tax Credit (“NMTC”) regulations adopted under the auspices of the United States Department of the Treasury in 2002 to provide incentive for investing in businesses located in “qualifying census tracts,” or areas with a median income below the poverty line. The NMTC was provided for in the Community Renewal Relief Act of 2000 (the “Act”) and permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of Community Development Entities (“CDE”). CDE are privately managed investment institutions that are certified to make Qualified Low-Income Community Investments (“QLICI”). The following parties were involved in Transaction I: our Company, Biovest, Biolender, LLC (“Biolender”), Biovax Investment Corp., Biovax Investment, LLC (“Fund”), U.S. Bancorp Community Investment Corporation (“U.S. Bancorp”), Telesis CDE Two, LLC (“CDE”), Telesis CDE Corporation, Biovax, and Laurus. Biovax is a qualified, active low-income business and is eligible to receive investment capital under the NMTC regulations.

In July 2010, we, Biovest and certain of its affiliates entered into an agreement (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with Transaction I was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our Guaranty, Biovest’s, and all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I were terminated.

On December 8, 2006, Biovest’s wholly-owned subsidiary, AutovaxID, Inc. (“AutovaxID”) closed a second NMTC financing transaction (“Transaction II”). The following parties were involved in Transaction II: AutovaxID, our Company, Biovest, Biolender II, LLC (“Biolender II”), St. Louis New Market Tax Credit Fund II, LLC (“CDE II”), St. Louis Development Corp., AutovaxID Investment LLC (“Fund II”), U.S. Bancorp, and Laurus.

On December 8, 2006, we loaned to Biovest $3.1 million pursuant to a Secured Promissory Note (the “Accentia Note”). Under the terms of the Accentia Note, interest accrues at a rate equal to prime rate, and is convertible, at our option, to shares of Biovest common stock at a conversion price of $0.32 per share. Upon closing of Transaction II, Biovest repaid us $1.1 million. The remaining $2.0 million of principal and all accrued and unpaid interest is included in notes payable, related parties in the accompanying September 30, 2010 consolidated balance sheet, and is due upon 30 days advance written notice by us. On November 17, 2010 pursuant to Biovest’s Plan, the outstanding balance due under the Accentia Note was converted into Biovest common stock issued to us at a conversion rate equal to $0.75 per share.

In July 2010, we, Biovest, and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with Transaction II was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our Guaranty, Biovest’s, and all of its subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II were terminated.

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

The promissory notes are guaranteed by entities and individuals affiliated with us or Biovest. Biovest issued to the guarantors warrants to purchase an aggregate total of 3,632,913 shares of Biovest common stock, par value $0.01 per share, at an exercise price of $0.32 per share. Biovest has agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. On November 17, 2010, Biovest’s Plan for Reorganization became effective. Under the Plan, the guarantors of the Pulaski Bank loan agreed to accept Biovest’s common stock in full satisfaction of the unsecured claim.

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

On November 17, 2010, we executed and delivered in favor of McKesson a promissory note (the “Class 4 Plan Note”) in an original principal amount of $4,341,767. The following are the material terms and conditions of the Class 4 Plan Note:

•	the Class 4 Plan Note matures on May 17, 2014 (unless earlier accelerated) and the outstanding principal together with all accrued but unpaid interest is due on such date;

•	interest accrues and is payable on the outstanding principal amount under the Class 4 Plan Note at a fixed rate of five percent (5%) per annum (with a ten percent (10%) per annum default rate);

•	we may prepay all or any portion of the Class 4 Plan Note, without penalty, at any time; and

•	the Class 4 Plan Note is secured by a lien on 6,102,408 shares of Biovest’s common stock owned by us.

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

On June 16, 2008, we entered into an Amendment to Revolving Credit Agreement (the “SWB Amendment”) regarding our credit facility with Southwest Bank. Pursuant to the SWB Amendment, the total amount of the revolving debt will increase to $4.085 million, and Southwest Bank has agreed to extend the maturity date of the Revolving Credit Agreement through July 15, 2008. Southwest Bank has agreed to release all of its security interest in our assets previously subject to its existing subordinated Security Agreement, with the exception of a first lien in the inventory and accounts receivable of our subsidiary, TEAMM. We also entered into a Stock Pledge Agreement with Southwest Bank whereby we agreed to pledge to Southwest Bank 15.0 million shares of our Company-owned common stock in Biovest. In connection with the restructure of the Southwest Bank credit facility, all existing guarantors have executed a Reaffirmation Agreement to affirm that these guarantees continue with respect to the restructured debt to Southwest Bank. As a result of our Chapter 11 filing, Southwest Bank called the guarantees and certain of these guarantors took assignment of the Southwest Bank Revolving Credit Agreement.

On November 17, 2010, the Company executed and delivered in favor of Dennis Ryll, the holder by assignment of our secured note to Southwest Bank, a promissory note (the “Class 3 Plan Note”) in an original principal amount of $4,483,284. The following are the material terms and conditions of the Class 3 Plan Note:

•	the Class 3 Plan Note matures on November 17, 2012;

•	interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum;

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 3 Automatic Conversion Date”), and provided that the average of the trading price of our common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 3 Plan Note plus the Class 3 Interest as of the Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the Class 3 Automatic Conversion Price per share of our common stock. On November 17, 2010, the first quarterly installment in the amount of approximately $560,000 was converted into our common stock at a conversion rate equal to $1.34 per share, resulting in the issuance of 418,218 shares of our common stock;

•

the Class 3 Plan Note is secured by a lien on 15.0 million shares of Biovest’s common stock owned by us (the “Class 3 Pledged Shares”), subject to incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note; and

•	if, on any Class 3 Automatic Conversion Date, the Class 3 Automatic Conversion Price is less than $1.00 per share, Dennis Ryll may, at his election, either:

•	convert the Class 3 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share of our common stock; or

•

liquidate that number of the Class 3 Pledged Shares which equals the Class 3 Automatic Conversion Amount using a conversion rate for the Class 3 Pledged Shares equal to the average of the trading price of the Biovest’s common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date.

New September 2006 Debentures and Warrants (Class 5)

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

Effective as of November 17, 2010 and issued as of the Determination Date, we executed and delivered to the holders of the September 2006 Private Placement $3,109,880 in principal amount of new debentures (the “New September 2006 Debentures”):

The following are the material terms and conditions of the New September 2006 Debentures:

•

the New September 2006 Debentures mature on May 17, 2012 (provided, however, in the event that the average of the trading price of Biovest’s common stock (as determined in accordance with the New September 2006 Debentures and the Bankruptcy Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding such maturity date is below $0.75, then the maturity date will automatically be extended for an additional twelve (12) months), and the outstanding principal together with all accrued but unpaid interest is due on such maturity date;

•	interest accrues and is payable on the outstanding principal amount under the New September 2006 Debentures at a fixed rate of eight and one-half percent (8.50%) per annum; and

•	each of the New September 2006 Debentures is secured by a lien on certain shares of Biovest’s common stock owned by us;

•

at the option of a holder of New September 2006 Debentures, all or any portion of the then outstanding balance of such holder’s New September 2006 Debentures may be converted into shares of our common stock or exchanged for shares of Biovest’s common stock owned by us at the applicable conversion or exchange rate set forth in such New September 2006 Debentures;

•

commencing on the first day that is six (6) months following the New September 2006 Debentures Lock-Up Period (as defined below), if the trading price of our common stock (determined in accordance with the New September 2006 Debentures and the Bankruptcy Plan) is at least 150% of the fixed conversion price for a holder of New September 2006 Debentures for any ten (10) consecutive trading days (in the case of a conversion into our common stock), or the trading price of Biovest’s common stock (determined in accordance with the New September 2006 Debentures and the Bankruptcy Plan) is at least $1.25 for any ten (10) consecutive trading days (in the case of a exchange into Biovest’s common stock), at our option, may (a) convert the then outstanding balance of all of the New September 2006 Debentures into shares of our common stock at a conversion rate equal to the fixed conversion price for each holder of New September 2006 Debentures, or (b) exchange the then outstanding balance of all of the New September 2006 Debentures into shares of Biovest’s common stock owned by us at a rate equal to $0.75 per share of Biovest’s common stock (with certain exceptions set forth in the New September 2006 Debentures and the Bankruptcy Plan); and

•

in the event a holder of New September 2006 Debentures elects to receive shares of Biovest’s common stock, then such holder will be subject to certain restrictions set forth in the New September 2006 Debentures and the Plan regarding Biovest’s common stock during the ninety (90) day period following November 17, 2010 (the “New September 2006 Debentures Lock-Up Period”).

Effective as of November 17, 2010 and issued as of the Determination Date, we executed and delivered warrants (the “New September 2006 Debentures Warrants”) to purchase up to 2,508,960 shares of our common stock or up to 14,400,000 shares of Biovest’s common stock owned by us.

The New September 2006 Debentures Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from November 17, 2010, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the New September 2006 Debentures Warrants and the Bankruptcy Plan

February 2007 Notes and Warrants (Class 9)

On February 27, 2007, we entered into definitive agreements relating to a private placement (the “February 2007 Private Placement”) of $24.7 million in principal amount of 8% Secured Convertible Debentures due four years from the date of issuance (the “February 2007 Debentures”). The closing of the February 2007 Private Placement took place on February 28, 2007.

The February 2007 Debentures were issued pursuant to a Securities Purchase Agreement, dated February 27, 2007, among us and the purchasers of the February 2007 Debentures. The February 2007 Private Placement resulted in gross proceeds of $20.0 million before placement agent fees and other expenses associated with the transaction.

Effective as of November 17, 2010 and issued as of the Determination Date, we executed and delivered to holders of our 2007 Debentures $19,109,554 in principal amount of debentures (the “Class 9 Plan Debentures”):

The following are the material terms and conditions of the Class 9 Plan Debentures:

•	the Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures;

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 9 Automatic Conversion Date”), and provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 9 Automatic Conversion Date (the “Class 9 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 9 Plan Debentures (the “Class 9 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the lesser of $1.25 per share or the Class 9 Automatic Conversion Price per share. On November 17, 2010, a total of approximately $2.4 million were converted into our common stock at a conversion price equal to $1.25 per share, resulting in the issuance of 1,910,963 shares of our common stock;

•

if, on any Class 9 Automatic Conversion Date, the Class 9 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 9 Plan Debentures may elect to convert the Class 9 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 9 Plan Debentures at the Class 9 Plan Debenture Maturity Date will be due and payable in full, at the election of the Company, in either cash or in shares of our common stock at a conversion rate equal to the average trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 9 Plan Debenture Maturity Date (provided that the average trading price for such period is at least $.50 per share);

•

if, at any time during the term of the Class 9 Plan Debentures, the trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) is at least $1.50 per share for ten (10) consecutive trading days, a holder of the Class 9 Debentures, at its option, may convert any or all of the then outstanding principal balance of its Class 9 Plan Debenture into shares of our common stock at a conversion rate equal to the Class 9 Automatic Conversion Price used for the initial conversion on November 17, 2010 but not to exceed $1.25 per share; and

•

if, at any time during the term of the Class 9 Plan Debentures, the trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) is at least $1.88 per share for thirty (30) consecutive trading days, at our option, may require the conversion of up to $5.0 million of the then aggregate outstanding principal balance of the Class 9 Plan Debentures at a conversion rate equal to the Class 9 Automatic Conversion Price used for the initial conversion on November 17, 2010 but not to exceed $1.25 per share.

On November 17, 2010, we executed and delivered warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of our common stock. The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from the Effective Date, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan.

January 2008 Notes and Warrants (Class 13)

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

Effective as of November 17, 2010, we executed and delivered to holders of our Convertible Preferred Stock $4,903,644 in principal amount of promissory notes (the “Class 13 Plan Notes”):

The following are the material terms and conditions of the Class 13 Plan Notes:

•	the Class 13 Plan Notes mature on November 17, 2012 (the “Class 13 Plan Note Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes;

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 13 Automatic Conversion Date”), and provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 13 Automatic Conversion Date (the “Class 13 Automatic Conversion Price”) is at least $1.00 per share, one-eighth ( 1/8th) of the original balance of the Class 13 Plan Notes (the “Class 13 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the Class 13 Automatic Conversion Price per share. On November 17, 2010, a total of approximately $0.6 million of the outstanding principal amount of the Class 13 Plan Notes were converted into Company common stock at a conversion price equal to $1.25 per share, resulting in the issuance of 457,434 shares of our common stock;

•

if, on any Class 13 Automatic Conversion Date, the Class 13 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 13 Plan Notes may elect to convert the Class 13 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 13 Plan Notes at the Class 13 Plan Note Maturity Date will be due and payable in full, at our election, in either cash or in shares of our common stock at a conversion rate equal to the greater of the average of the trading price of our common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 13 Plan Note Maturity Date or $1.00;

•

if, at any time during the term of the Class 13 Plan Note, the trading price of our common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) is at least 125% of $1.25 per share for ten (10) consecutive trading days, a holder of Class 13 Plan Notes, at its option, may convert any or all of the then outstanding principal balance of its Class 13 Plan Note into shares of our common stock at a conversion rate equal to the Class 13 Automatic Conversion Price used for the initial conversion on November 17, 2010; and

•

if, at any time during the term of the Class 13 Plan Notes, the trading price of our common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) is at least 150% of $1.25 per share for thirty (30) consecutive trading days, at our option, may require the conversion of all or any portion of the then aggregate outstanding principal balance of the Class 13 Plan Notes at a conversion rate equal to the Class 13 Automatic Conversion Price used for the initial conversion on November 17, 2010.

Effective as of November 17, 2010, we executed and delivered warrants (the “Class 13 Plan Warrants”) to purchase up to 1,702,840 shares of our common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from November 17, 2010, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

June 2008 Debentures and Warrants (Class 6)

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

Effective as of November 17, 2010, we executed and delivered to the holders of our 2008 Secured Debentures $9,344,500 in principal amount of debentures (the “Class 6 Plan Debentures”):

The following are the material terms and conditions of the Class 6 Plan Debentures:

•	the Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal under the Class 6 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum and each of the Class 6 Plan Debentures is secured by a lien on our property;

•

at the option of a holder of Class 6 Plan Debentures, such holder may elect to convert all of the then outstanding balance of its Class 6 Plan Debentures into shares of our common stock at a conversion rate equal to $1.10 per share of our common stock; and

•

commencing on May 17, 2010, if the trading price of our common stock (as determined in accordance wit the Class 6 Plan Debentures and the Plan) is at least 150% of $1.10 per share for any ten (10) consecutive trading days, at our option, may convert the then outstanding balance of all of the Class 6 Plan Debentures into shares of our common stock at a conversion rate equal to $1.10 per share of our common stock.

On November 17, 2010, we executed and delivered warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of our common stock:

The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from November 17, 2010, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

$385,959 in Class 6 Plan Debentures were converted into our common stock on November 17, 2010 at a conversion price equal to $1.10 per share, resulting in the issuance of 350,872 shares of our common stock.

Cash Resources

Our cash and cash equivalents were $0.6 million at September 30, 2010 compared with $0.3 million at September 30, 2009.

Cash Flows for the Year Ended September 30, 2010

For the year ended September 30, 2010, we used $0.4 million in cash to fund our operating activities. The use for operating activities included a net loss of $48.2 million, adjustments to net income of $6.2 for the accretion of debt discounts, $28.8 million for derivative losses, and $3.0 million for the change in fair value of convertible debentures.

There were minimal net cash flows from investing activities.

We had net cash flows from financing activities of $0.7 million in the year ended September 30, 2010, primarily due to the debtor-in-possession financing proceeds of $0.6 million.

Funding Requirements

We expect to devote substantial resources to further our commercialization efforts for our late-stage clinical products including regulatory approvals of BiovaxID and Revimmune. Our future funding requirements and our ability to raise additional capital will depend on factors that include:

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

While our significant accounting policies are more fully described in our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit non-accelerated filers like us to provide only management’s report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of the employees and directors of the Company and its subsidiaries. The text of the Code of Business Conduct and Ethics is posted on the website at www.accentia.net in the “Investor Relations” section of our website.

The information required by this Item regarding executive officers is set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report. The other information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders s to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans as of September 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	24,255,580	$0.81	3,987,950

Total	24,255,580	$0.81	3,987,950

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders s to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

See Index to Financial Statements on page F-1.

(2)	Supplemental Schedules

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Number	Description

3.1	Amended and Restated Bylaws effective November 17, 2010 (filed in Accentia’s Form 8-K filed November 23, 2010 and incorporated herein by reference).

3.2	Amended and Restated Articles of Incorporation effective November 17, 2010 (filed in Accentia’s Form 8-K filed November 23, 2010 and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	First Amended Joint Plan of Reorganization of Accentia Biopharmaceuticals, Inc., Analytica International, Inc., TEAMM Pharmaceuticals, Inc., AccentRx, Inc., and Accentia Specialty Pharmacy, Inc. Under Chapter 11 of Title 11, United States Code (filed in Accentia’s Form 8-K filed November 2, 2010 and incorporated herein by reference).

4.3	First Modification to First Amended Joint Plan of Reorganization of Accentia Biopharmaceuticals, Inc., Analytica International, Inc., TEAMM Pharmaceuticals, Inc., AccentRx, Inc., and Accentia Specialty Pharmacy, Inc. Under Chapter 11 of Title 11, United States Code (filed in Accentia’s Form 8-K filed November 2, 2010 and incorporated herein by reference).

10.1	License Agreement, dated April 12, 2004, between Accentia and BioDelivery Sciences International, Inc. (“BDSI”), as amended pursuant to an Asset Purchase Agreement dated September 7, 2004 and as further amended by those certain letter agreements dated March 28, 2005 and April 25, 2005 (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.2(b)	License Agreement, dated February 10, 2004, between Accentia and Mayo Foundation for Medical Education and Research (“MAYO”), as amended on December 12, 2004 (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.3	Exclusive Agreement, dated September 17, 2004, between Accentia and The Board of Trustees of the Leland Stanford Junior University (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.4	Investment Agreement, dated April 10, 2003, between Accentia and Biovest International, Inc. (“Biovest”), as amended (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.5(b)	Distribution Agreement, dated March 12, 2004, between Accentia and Arius Pharmaceuticals, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.6	Cooperative Research and Development Agreement, dated May 27, 1999, between Accentia and The National Cancer Institute, as amended by that certain amendment dated April 6, 2005 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.7(a)	2003 Stock Option Plan, as amended (filed as Exhibit 10.23 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.8(a)	Employment Agreement, dated January 1, 2005, between Accentia and Francis E. O’Donnell, Jr. (filed as Exhibit 10.24 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.9(a)	Employment Agreement, dated January 1, 2005, between Accentia and Alan M. Pearce (filed as Exhibit 10.27 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.10(a)	Employment Agreement, dated January 1, 2005, between Accentia and Samuel S. Duffey (filed as Exhibit 10.28 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.11(a)	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.33 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.12(a)	Form of Incentive Stock Option Agreement (filed as Exhibit 10.34 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.13(a)	2005 Equity Incentive Plan (filed as Exhibit 10.35 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.14	Form of Director and Officer Indemnity Agreement (filed as Exhibit 10.29 to the Registration Statement on Form S-1 (Amendment No. 3) filed on June 13, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.15	Form of Warrant for Purchase of Common Stock granted by Accentia to Common Stock Holder (filed as Exhibit 10.32 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.16	Revolving Credit Agreement, dated March 30, 2004, between Missouri State Bank and Trust Company (“MSB”) and Accentia, as amended on March 22, 2005 (filed as Exhibit 10.36 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.17	Accentia Assumption of Debt and Security Agreement, dated December 31, 2003, between Accentia and McKesson, as amended by the First Amendment, dated February 9, 2005, and as modified on May 31, 2005, June 28, 2005, July 8, 2005, August 15, 2005, and September 13, 2005 (filed as Exhibit 10.39 to the Registration Statement on Form S-1 (Amendment No. 8) filed on October 3, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.18	Warrant Purchase Agreement, dated December 1, 1998, between Accentia and McKesson (filed as Exhibit 10.41 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.19	Credit Agreement, dated November 30, 1998, between Accentia and McKesson (filed as Exhibit 10.42 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.20	Security Agreement, dated November 30, 1998, between Accentia and McKesson Corporation (filed as Exhibit 10.43 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.21	Lease Agreement, dated November 2004, between Accentia and Bay Villa Developers, Inc., as General Partner for Hyde Park Plaza Associates, Ltd. (filed as Exhibit 10.64 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.22	Securities Purchase Agreement, dated April 29, 2005, between Accentia and Laurus Master Fund, Ltd. (“Laurus”) (filed as Exhibit 10.67 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.23	Security Agreement dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.68 to on Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.24	Amended and Restated Secured Convertible Term Note, dated April 29, 2005, of Accentia payable to Laurus (filed as Exhibit 10.69 to the Registration Statement on Form S-1 filed on March 6, 2006 (Registration No. 333-132237) and incorporated by reference).

10.25	Amended and Restated Convertible Minimum Borrowing Note dated April 29, 2005, of Accentia and Laurus (filed as Exhibit 10.2 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.26	Secured Revolving Note dated April 29, 2005, of Accentia and Laurus (filed as Exhibit 10. 7 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.27	Stock Pledge Agreement and InterCompany Note Pledge Agreement, dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.72 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.28	Amended and Restated Common Stock Purchase Warrant, dated August 16, 2005, granted by Accentia to Laurus (filed as Exhibit 10.73 to the Registration Statement on Form S-1 (Amendment No. 7) filed on September 2, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.29	Subsidiary Guaranty, dated April 29, 2005, between Accentia and Laurus (filed as Exhibit 10.74 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.30	Registration Rights Agreement, dated April 29, 2005, between Accentia and Laurus, as amended (filed as Exhibit 10.75 to the Registration Statement on Form S-1 (Amendment No. 8) filed on October 3, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.31	Amended and Restated Registration Rights Agreement dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.5 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.32(b)	Option Agreement, dated December 6, 2005, between Accentia and MAYO (filed as Exhibit 10.83 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.33(b)	Licensing and Distribution Agreement, dated November 22, 2005, between Accentia and Collegium Pharmaceuticals, Inc. (“Collegium”) (filed as Exhibit 10.84 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.34	Promissory Note Dated September 30, 2005 (filed as Exhibit 10.85 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.35	Agreement with Collegium (filed as Exhibit 10.84 to Accentia’s Form 10-K filed December 29, 2005 and incorporated herein by reference).

10.36	Overadvance Letter Agreement and Additional Common Stock Purchase Warrant, dated December 29, 2005, between Accentia and Laurus (filed as Exhibit 10.86 to the Registration Statement on Form S-1 filed on March 6, 2006 (Registration No. 333-132237) and incorporated by reference).

10.37	Trust Ratification dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.38	MSB Subordination Agreement dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.3 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.39	Second Omnibus Amendment dated February 13, 2006 between Accentia and Laurus (filed as Exhibit 10.6 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.40	Joinder Agreement dated February 13, 2006 between TEAMM and Laurus (filed as Exhibit 10.8 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.41	Revolving Credit Agreement dated December 30, 2005 between Accentia and MSB (filed as Exhibit 10.9 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.42	Revolving Credit Note dated December 30, 2005 between Accentia and MSB (filed as Exhibit 10.10 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.43	Security Agreement dated December 30, 2005 between Accentia and MSB (filed as Exhibit 10.11 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.44	Continuing Contract of Guaranty dated December 30, 2005 between Accentia, MSB, and other parties (filed as Exhibit 10.12 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.45	Security Agreement dated December 30, 2005 between TEAMM and MSB (filed as Exhibit 10.13 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.46	Stock Pledge Agreement dated December 30, 2005 between The Francis E. O’Donnell, Jr. Irrevocable Trust No. 1 dated May 25, 1990 and MSB (filed as Exhibit 10.14 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.47	Securities Pledge and Security Agreement dated December 30, 2005 between Dennis L. Ryll and MSB (filed as Exhibit 10.15 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.48	Warrant dated February 13, 2006 from Accentia to Laurus (filed as Exhibit 10.19 to Accentia’s Form 10-Q filed February 14, 2006 and incorporated herein by reference).

10.49	Amended and Restated Stock Pledge Agreement, dated as of April 29, 2005 and amended and restated as of April 25, 2006, among Laurus, Accentia, and each other Pledgor party thereto (filed as Exhibit 10.1 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.50	Demand Note, dated April 25, 2006, issued by Biovest to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.51	First Bank Subordination Agreement dated as of April 25, 2006, by and among Laurus, First Bank and Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.52	Telesis Subordination Agreement dated as of April 25, 2006, by and among Laurus, Telesis CDE Two, LLC (“Telesis CDE”), Biovax, Inc. (“Biovax”), Biovest and Accentia (filed as Exhibit 10.4 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.53	Promissory Note, dated April 25, 2006, issued by Biovax Investment LLC (“Biovax Leverage Fund”) to Biolender, LLC (“Biolender”) (filed as Exhibit 10.5 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.54	Loan and Security Agreement, dated as of April 25, 2006, between Biovax Leverage Fund and Biolender (filed as Exhibit 10.6 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.55	Subordinated Convertible Promissory Note, dated April 25, 2006, from Biovax to Telesis CDE (filed as Exhibit 10.7 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.56	Convertible Loan Agreement dated as of April 25, 2006, by and among Biovax, Telesis CDE and Biovest (filed as Exhibit 10.8 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.57	Guaranty, dated April 25, 2006, made by Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald Osman, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust), Biovest and Accentia in favor of U.S. Bancorp Community Investment Corporation (“USBCIC”) and Telesis CDE (filed as Exhibit 10.9 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.58	Limited Liability Company Agreement of Biolender, dated April 25, 2006, between Biovest and Accentia (filed as Exhibit 10.10 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.59	Put Option Agreement dated April 25, 2006, between Biovax IC, Biovax Leverage Fund, USBCIC and Biolender (filed as Exhibit 10.11 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.60	Purchase Option Agreement dated April 25, 2006, between Biovax IC, Biovax Leverage Fund, USBCIC and Biolender (filed as Exhibit 10.12 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.61	Common Stock Purchase Warrant, dated April 25, 2006, issued by Biovest to Telesis CDE (filed as Exhibit 10.13 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.62	Common Stock Purchase Warrant, dated April 25, 2006, issued by Accentia to Telesis CDE (filed as Exhibit 10.14 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.63	Tax Credit Reimbursement and Indemnity Agreement, dated as of April 25, 2006, between Biovax and USBCIC (filed as Exhibit 10.15 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.64	Asset Purchase Agreement dated April 18, 2006 between Biovest and Biovax (filed as Exhibit 10.16 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.65	Vaccine Purchase and Sale Agreement, dated as of April 28, 2006, between Biovax and Biovest (filed as Exhibit 10.17 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.66	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Dennis L. Ryll (filed as Exhibit 10.18 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.67	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Steven J. Stogel (filed as Exhibit 10.19 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.68	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Donald L. Ferguson (filed as Exhibit 10.20 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.69	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Ronald E. Osman (filed as Exhibit 10.21 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.70	Indemnification Agreement, dated as of April 25, 2006, from Biovest to Francis E. O’Donnell, Jr. (filed as Exhibit 10.22 to Accentia’s Form 8-K filed May 2, 2006 and incorporated herein by reference).

10.71	Note and Warrant Purchase Agreement, dated March 31, 2006, between Biovest and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.72	Secured Promissory Note, dated March 31, 2006, issued by Biovest to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.73	Restricted Account Agreement, dated March 31, 2006, among Biovest, Laurus, and North Fork Bank (filed as Exhibit 10.4 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.74	Restricted Account Letter Agreement, dated March 31, 2006, between Biovest and Laurus (filed as Exhibit 10.5 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.75	Stock Pledge Agreement, dated March 31, 2006, between Laurus and Accentia (filed as Exhibit 10.8 to Accentia’s Form 8-K filed April 6, 2006 and incorporated herein by reference).

10.76	Securities Purchase Agreement, dated May 15, 2006, among Accentia and the parties identified as “Buyers” therein (“Securities Purchase Agreement”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.77	Form of Common Stock Purchase Warrant, dated May 15, 2006, issued by Accentia pursuant to Securities Purchase Agreement (filed as Exhibit 10.3 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.78	Registration Rights Agreement, dated May 15, 2006, among Accentia and Buyers under Securities Purchase Agreement (filed as Exhibit 10.2 to Accentia’s Form 8-K filed May 19, 2006 and incorporated herein by reference).

10.79	Overadvance Letter Agreement, dated July 13, 2006, among Laurus, Accentia, The Analytica Group, Inc., and TEAMM (filed as Exhibit 10.1 to Accentia’s Form 8-K filed July 19, 2006 and incorporated herein by reference).

10.80	Amendment to Option Agreement, dated July 20, 2006, between Accentia and MAYO together with Form of Common Stock Purchase Warrant (filed as Exhibit 10.1 to Accentia’s Form 8-K filed July 24, 2006 and incorporated herein by reference).

10.81	Amendment and Consent to Release between Biovest and Laurus dated August 2, 2006 (filed as Exhibit 10.8 to Accentia’s Form 10-Q filed August 14, 2006 and incorporated herein by reference).

10.82(b)	Second Amendment to License Agreement, dated August 22, 2006, between Accentia and MAYO (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.83	Common Stock Purchase Warrant dated August 22, 2006, between Accentia and MAYO (filed as Exhibit 10.2 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.84	Side Letter dated August 22, 2006 between Accentia and MAYO (filed as Exhibit 10.3 to Accentia’s Form 8-K filed August 28, 2006 and incorporated herein by reference).

10.85	Securities Purchase Agreement, dated as of September 29, 2006, among Accentia and each of the purchasers named therein (including form of Common Stock Purchase Warrant and form of Secured Convertible Debenture issued thereunder) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.86	Registration Rights Agreement, dated as of September 29, 2006, among Accentia and each of the purchasers of Secured Convertible Debentures (filed as Exhibit 10.2 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.87	Registration Rights Agreement, dated as of September 29, 2006, among Biovest, and each of the purchasers of Secured Convertible Debentures (filed as Exhibit 10.3 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.88	Pledge Agreement, dated as of September 29, 2006, among Accentia, each of the purchasers of Secured Convertible Debentures, and American Stock Transfer & Trust Company (filed as Exhibit 10.4 to Accentia’s Form 8-K filed October 2, 2006 and incorporated herein by reference).

10.89	Royalty Agreement between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.90	Termination Agreement between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.91	Purchase Agreement of Biolender between Accentia and Biovest dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.92	Consent between Accentia and Laurus dated October 31, 2006 (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.93	Common Stock Purchase Warrant, dated October 31, 2006 from Accentia to Laurus (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.94	License and Asset Purchase Agreement, dated as of December 8, 2006, between Biovest and AutovaxID, Inc. (“AutovaxID”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.95	License Agreement, dated as of December 8, 2006, between Biovest and AutovaxID (filed as Exhibit 10.2 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.96	Secured Promissory Note, dated as of December 8, 2006, made by Biovest for the benefit of Accentia (filed as Exhibit 10.3 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.97	Loan and Security Agreement, dated as of December 8, 2006, between AutovaxID Investment LLC (“AutovaxID Leverage Fund”) and Biolender II (filed as Exhibit 10.4 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.98	Promissory Note, dated December 8, 2006, issued by AutovaxID Leverage Fund to Biolender II, LLC (“Biolender II”) (filed as Exhibit 10.5 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.99	Subordinated Promissory Note, dated December 8, 2006, from AutovaxID to the St. Louis New Markets Tax Credit Fund-II, LLC (“St. Louis CDE”) (filed as Exhibit 10.6 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.100	QLICI Loan Agreement dated as of December 8, 2006, by and among AutovaxID, the St. Louis CDE and Biovest (filed as Exhibit 10.7 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.101	Subordination Agreement dated as of December 8, 2006, by and among Laurus, St. Louis CDE, US Bancorp Community Investment Corporation (“USBCIC”), AutovaxID and Biovest (filed as Exhibit 10.8 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.102	Second Lien Security Agreement, dated December 8, 2006, from AutovaxID to the CDE (filed as Exhibit 10.9 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.103	Tax Credit Reimbursement and Indemnity Agreement, dated as of December 8, 2006, between AutovaxID and USBCIC (filed as Exhibit 10.10 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.104	Guaranty, dated December 8, 2006, made by Hopkins II, Frances E. O’Donnell, Jr., Kathleen M. O’Donnell (as Trustee of the Frances E. O’Donnell, Jr. Irrevocable Trust), Dennis L. Ryll, Ronald E. Osman, Alan M. Pearce, Steven R. Arikian, Steven J. Stogel, Donald L. Ferguson, Donald L. Ferguson (as trustee of the Donald L. Ferguson Revocable Trust)] and Biovest in favor of USBCIC and the St. Louis CDE (filed as Exhibit 10.11 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.105	Limited Liability Company Agreement of Biolender II, dated December 8, 2006 (filed as Exhibit 10.12 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.106	Put Option Agreement dated December 8, 2006, between AutovaxID, AutovaxID Leverage Fund, USBCIC and Biolender II (filed as Exhibit 10.13 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.107	Purchase Option Agreement dated December 8, 2006, between AutovaxID, AutovaxID Leverage Fund, USBCIC and Biolender II (filed as Exhibit 10.14 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.108	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Dennis L. Ryll (filed as Exhibit 10.15 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.109	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Steven J. Stogel (filed as Exhibit 10.16 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.110	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Donald L. Ferguson (filed as Exhibit 10.17 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.111	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Ronald E. Osman (filed as Exhibit 10.18 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.112	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Francis E. O’Donnell, Jr. (filed as Exhibit 10.19 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.113	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Alan M. Pearce (filed as Exhibit 10.20 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.114	Indemnification Agreement, dated as of December 8, 2006, from Biovest to Steven R. Arikian (filed as Exhibit 10.21 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.115	Subscription Agreement, dated December 8, 2006, between Biovest and St. Louis CDE (filed as Exhibit 10.27 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.116	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Dennis L. Ryll (filed as Exhibit 10.28 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.117	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Steven J. Stogel (filed as Exhibit 10.29 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.118	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Donald L. Ferguson (filed as Exhibit 10.30 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.119	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Ronald E. Osman (filed as Exhibit 10.31 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.120	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Hopkins II (filed as Exhibit 10.32 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.121	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Alan M. Pearce (filed as Exhibit 10.33 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.122	Common Stock Purchase Warrant dated December 14, 2006 issued by Biovest to Steven R. Arikian (filed as Exhibit 10.34 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.123	Notice to Exercise of Option to Terminate Services dated December 15, 2006 from Accentia to Pharmaco Investments, Inc. and Pharmaceutical Product Development, Inc. (filed in Accentia’s Form 10-K filed December 29, 2006 and incorporated herein by reference).

10.124	Securities Purchase Agreement, dated as of February 28, 2007, among Accentia and each of the purchasers named therein (including exhibits) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

10.125	Sublicense Agreement between Accentia and Revimmune, LLC (“Revimmune”) dated February 27, 2007 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

10.126	Amendment to Option Agreement dated May 9, 2007 between Accentia and MAYO (filed as Exhibit 10.11 to Accentia’s Form 8-K filed May 14, 2007 and incorporated herein by reference).

10.127	Third Amendment to the License Agreement dated May 10, 2007 between Accentia and MAYO (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed May 15, 2007 and incorporated herein by reference).

10.128	Letter of Understanding between Accentia and Respirics, Inc. dated May 10, 2007 filed as Exhibit 10.2 to Accentia’s Form 10-Q filed May 15, 2007 and incorporated herein by reference).

10.129	Form of Common Stock Purchase Warrant (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 19, 2007 and incorporated herein by reference).

10.130	Termination of Biologics Agreement dated August 22, 2007 between Accentia and McKesson (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 24, 2007 and incorporated herein by reference).

10.131	Overadvance Side Letter dated August 29, 2007 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed September 5, 2007 and incorporated herein by reference).

10.132	Form of the Amendment to Conversion Agreement between Accentia and Midsummer Investment, Ltd. (filed as Exhibit 10.2 to Accentia’s Form 8-K filed September 5, 2007 and incorporated herein by reference).

10.133	Form of Common Stock Purchase Warrant to Debenture Investors (filed as Exhibit 10.1 to Accentia’s Form 8-K filed October 25, 2007 and incorporated herein by reference).

10.134	Amendment No. 1 to Overadvance Side Letter dated as of October 21, 2007 between Accentia and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.135	Common Stock Purchase Warrant issued to Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.136	Subordination Agreement dated October 31, 2007 between Accentia and LV Administrative Services, Inc. as agent to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed as Exhibit 10.3 to Accentia’s Form 8-K filed November 2, 2007 and incorporated herein by reference).

10.137	Subordination Agreement dated December 10, 2007 between Accentia and LV Administrative Services, Inc. as agent to Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.138	Accentia’s 2008 Equity Incentive Plan effective as of December 31, 2007 (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.139	Extension Letter dated December 20, 2007 from Southwest Bank to Accentia (filed in Accentia’s Form 10-K filed December 28, 2007 and incorporated herein by reference).

10.140	Securities Purchase Agreement, dated as of January 18, 2008, among Accentia and each of the purchasers named therein (filed as Exhibit 10.1 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.141	Registration Rights Agreement, dated as of January 18, 2008, among Accentia and each of the purchasers of Preferred Stock (filed as Exhibit 10.2 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.142	Form of Short-Term Common Stock Purchase Warrant (filed as Exhibit 10.4 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.143	Form of Long-Term Common Stock Purchase Warrant (filed as Exhibit 10.5 to Accentia’s Form 8-K filed January 22, 2008 and incorporated herein by reference).

10.144	Amendment No. 2 to Overadvance Letter effective January 31, 2008 between Accentia, Analytica International, Inc. (“Analytica”), Teamm, and Laurus (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.145	Letter Amendment to Accentia Warrants effective January 31, 2008 between Accentia and Laurus (filed as Exhibit 10.2 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.146	Amendment and clarification of Accentia Royalty Agreement dated February 5, 2008 between Accentia and Biovest (filed as Exhibit 10.3 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.147	Conversion Agreement dated February 5, 2008 between Accentia and Biovest (filed as Exhibit 10.4 to Accentia’s Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.148	Revolving Credit Note Modification Agreement dated as of March 31, 2008 between Accentia and Southwest Bank (filed as Exhibit 10.1 to Accentia’s Form 8-K filed April 4, 2008 and incorporated herein by reference).

10.149	Amendment Letter dated May 30, 2008 between Biovest, Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.150	December 10, 2007 Royalty Agreement Amendment dated May 30, 2008 between Biovest and Laurus, Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., and PSource Structured Debt Limited (“PSource”) (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.151	Reaffirmation and Ratification Agreement dated May 30, 2008 between Biovest and its subsidiaries, Revimmune, LV Administrative Services, Inc., Valens U.S. SPV I, LLC, and Valens Offshore SPV II, Corp. (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.152	Guaranty Side Letter dated May 30, 2008 between Accentia, Laurus, Valens U.S. SPV I, LLC, Valens U.S. SPV I, Ltd., Valens Offshore SPV II, Corp., Valens Offshore SPV II, LLC and PSource (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 5, 2008 and incorporated herein by reference).

10.153	Securities Purchase Agreement, dated June 17, 2008, among Accentia and each of the purchasers of the Private Placement (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.154	Registration Rights Agreement, dated June 17, 2008, among Accentia and each of the purchasers of the Private Placement (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.155	8% Original Issue Discount Secured Convertible Debenture, dated June 17, 2008, among Accentia and each of the purchasers of the Private Placement (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.156	Security Agreement, dated June 17, 2008, among Accentia and its subsidiaries, Accentia Specialty Pharmacy, Inc. (“ASP”) and AccentRX and each of the purchasers of the Private Placement (filed as Exhibit 10.4 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.157	Common Stock Purchase Warrant dated June 17, 2008 (filed as Exhibit 10.5 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.158	Subsidiary Guarantee dated June 17, 2008 among ASP and AccentRx and each of the purchasers of the Private Placement (filed as Exhibit 10.6 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.159	Third Amendment to Revolving Credit Agreement dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.7 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.160	Revolving Credit Note Modification Agreement dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.8 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.161	Stock Pledge Agreement dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.9 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.162	Reaffirmation of Guaranty dated June 17, 2008, among Southwest Bank and Accentia (filed as Exhibit 10.10 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.163	Amendment No. 1 to Termination Agreement Re Biologics Distribution Agreement dated June 17, 2008, among McKesson and Accentia (filed as Exhibit 10.11 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.164	Stock Pledge Agreement dated June 17, 2008, among McKesson and Accentia (filed as Exhibit 10.12 to Accentia’s Form 8-K filed June 18, 2008 and incorporated herein by reference).

10.165	Payoff Letter and Agreement dated June 18, 2008, between Accentia, Analytica, TEAMM, Laurus, Valens Offshore SPV I, Ltd, Valens US SPV I, LLC and PSource (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.166	Assignment of Sale Proceeds dated June 18, 2008, between Accentia, Analytica, Valens Offshore SPV I, Ltd, Valens US SPV I, LLC and PSource (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.167	Assignment of Rights Under Royalty Agreement dated June 18, 2008, between Accentia, Biovest and Erato Corp. (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.168	Assignment of Rights Under Royalty Agreement dated June 18, 2008, between Accentia, Biovest and Valens Offshore SPV I, Ltd. (filed as Exhibit 10.4 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.169	Assignment of Rights Under Royalty Agreement dated June 18, 2008, between Accentia, Biovest and Valens US SPV I, LLC (filed as Exhibit 10.5 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.170	Reaffirmation and Ratification Agreement dated June 18, 2008, between Accentia, Analytica, TEAMM, Laurus, Valens Offshore SPV I, Ltd., Valens US SPV I, LLC and PSource (filed as Exhibit 10.6 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.171	Collateral Assignment dated June 18, 2008 between Accentia and Biovest (filed as Exhibit 10.7 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.172	Schedules to the Security Purchase Agreement dated June 17, 2008 which was filed as Exhibit 10.1 to Accentia’s Form 8-K dated June 18, 2008 (filed as Exhibit 10.8 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.173	Schedules to the Security Agreement dated June 17, 2008 which was filed as Exhibit 10.4 to Accentia’s Form 8-K dated June 18, 2008 (filed as Exhibit 10.9 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.174	Amendment to Sublicense dated June 16, 2008 between Accentia and Revimmune (filed as Exhibit 10.10 to Accentia’s Form 8-K filed June 20, 2008 and incorporated herein by reference).

10.175	Promissory Note dated as of June 30, 2008, between Biovest and Pulaski Bank (filed as Exhibit 10.1 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.176	Promissory Note dated as of June 30, 2008, between Biovest and Pulaski Bank (filed as Exhibit 10.2 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.177	Amendment Agreement dated July 31, 2008 between Biovest and Laurus, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and PSource (filed as Exhibit 10.3 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.178	Reaffirmation and Ratification Agreement dated July 31, 2008 between Biovest, Biovax, AutovaxID, Biolender, Biolender II, Accentia, Revimmune, and LV Administrative Services, Inc., as Agent, Laurus, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource (filed as Exhibit 10.4 to Accentia’s Form 8-K filed August 1, 2008 and incorporated herein by reference).

10.179	Emezine Settlement Agreement between Accentia, TEAMM, BDSI, and Arius dated December 30, 2009 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 22, 2010 and incorporated herein by reference).

10.180(b)	Agreement Between Accentia Biopharmaceuticals, Inc. and Baxter Healthcare Corporation (filed as Exhibit 10.1 to Accentia’s Form 8-K filed December 3, 2010 and incorporated herein by reference).

10.181	Addendum to Agreement Between Accentia Biopharmaceuticals, Inc. and Baxter Healthcare Corporation dated November 29, 2010 (filed as Exhibit 10.2 to Accentia’s Form 8-K filed December 3, 2010 and incorporated herein by reference).

10.182	Accentia’s 2010 Equity Incentive Plan.

21	Subsidiaries of Accentia (filed as Exhibit 21 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

31.1	Certifications of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certifications of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Indicates management contract or compensatory plan
(b)	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

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

Date: December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

Signature		Title	Date

By:	/S/ FRANCIS E. O’DONNELL, JR.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	December 14, 2010
Francis E. O’Donnell, Jr., M.D.

By:	/S/ ALAN M. PEARCE Alan M. Pearce	Chief Financial Officer; Director (Principal Financial Officer and Principal Accounting Officer)	December 14, 2010

By:	/S/ EDMUND C. KING	Director	December 14, 2010
Edmund C. King

By:	/S/ DAVID M. SCHUBERT	Director	December 14, 2010
David M. Schubert

By:	/S/ WILLIAM S. POOLE	Director	December 14, 2010
William S. Poole

By:	/S/ CHRISTOPHER C. CHAPMAN	Director	December 14, 2010
Christopher C. Chapman, M.D.

Accentia Biopharmaceuticals, Inc.

INDEX TO FINANCIAL STATEMENTS

Accentia Biopharmaceuticals, Inc. and Subsidiaries Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Accentia Biopharmaceuticals, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2010 and 2009. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred cumulative net losses of approximately $53.2 million during the two years ended September 30, 2010, and had a working capital deficiency of approximately $147.6 million including liabilities subject to compromise. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As discussed in Note 1 to the accompanying consolidated financial statements, Accentia Biopharmaceuticals, Inc. and Subsidiaries changed the presentation of the non-controlling interest in its consolidated financial statements effective October 1, 2009.

As discussed in Note 1 to the accompanying consolidated financial statements, on November 10, 2008, Accentia Biopharmaceuticals, Inc. and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Tampa, Florida

December 14, 2010

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$558,452	$325,350
Accounts receivable:
Trade, net of allowance for doubtful accounts of $10,031 at September 30, 2010 and September 30, 2009	1,287,363	1,412,549
Related party	—	112,389
Inventories	417,087	509,287
Unbilled receivables	151,303	1,503,869
Deferred finance costs	16,077	—
Prepaid expenses and other current assets	243,998	384,841

Total current assets	2,674,280	4,248,285

Goodwill	893,000	1,193,437
Intangible assets	1,083,962	2,633,090
Furniture, equipment and leasehold improvements, net	142,276	331,853
Deferred finance costs, less current portion	—	1,125,849
Other assets	216,791	291,648
Other assets from discontinued operations	—	12,159

	$5,010,309	$9,836,321

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$1,139,817	1,532,019
Accrued expenses	1,269,395	2,210,592
Unearned revenues	263,778	955,637
Notes payable, related parties	2,041,005	1,332,420
Customer deposits	134,613	208,557
Derivative liabilities	1,844,200	—

Total current liabilities	6,692,808	6,239,225

Total liabilities not subject to compromise	6,692,808	6,239,225

Liabilities subject to compromise	143,570,128	98,614,732
Total liabilities	150,262,936	104,853,957

Commitments and contingencies	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 7,529 shares issued and outstanding at September 30, 2010 and September 30, 2009	7,528,640	5,196,110

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 58,048,208 shares issued and outstanding at September 30, 2010 and September 30, 2009	58,048	58,048
Treasury stock, 194,907 shares, September 30, 2010 and September 30, 2009	(170,057)	(170,057)
Additional paid-in capital	203,828,364	205,100,477
Accumulated deficit	(325,882,720)	(277,838,822)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.	(122,166,365)	(72,850,354)
Non-controlling interests	(30,614,902)	(27,363,392)

	(152,781,267)	(100,213,746)

	$5,010,309	$9,836,321

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	2010	2009
Net Sales:
Products	$4,160,095	$2,202,407
Services	6,295,418	8,353,531

Total net sales	10,455,513	10,555,938

Cost of sales:
Products	1,959,935	1,456,090
Services	4,953,798	6,381,677

Total cost of sales (exclusive of amortization of acquired product rights)	6,913,733	7,837,767

Gross margin	3,541,780	2,718,171

Operating expenses:
Research and development	1,303,638	1,320,212
Royalty	20,000	20,000
Sales and marketing	119,619	133,977
General and administrative	5,318,559	8,077,725
Impairment of intangible assets and goodwill	394,570	1,519,367

Total operating expenses	7,156,386	11,071,281

Operating loss	(3,614,606)	(8,353,110)
Other income (expense):
Interest expense, including change in fair market value of convertible debentures	(16,659,590)	(8,436,835)
Derivative gain (loss)	(28,783,951)	14,439,361
Loss on deconsolidation of insolvent subsidiary	(845,314)	—
Other income (expense)	657,502	(422,050)

Loss before reorganization items, non-controlling interest in losses from variable interest entities, discontinued operations and income taxes	(49,245,959)	(2,772,634)
Reorganization items:
Professional Fees	(1,070,276)	(759,000)
Gain on reorganization	59,188	—
Provision for the rejection of lease (net of $43,553 gain on allowance for leasehold improvements)	—	29,553
Provision for indemnity agreements	2,061,818	(3,894,545)

	1,050,730	(4,623,992)
Loss before non-controlling interest in variable interest entities	(48,195,229)	(7,396,626)
Non-controlling interest in losses from variable interest entities	411,711	454,926

Loss before discontinued operations and income taxes	(47,783,518)	(6,941,700)

(Loss) income from discontinued operations	(12,159)	1,683,848

(Loss) income before taxes	(47,795,677)	(5,257,852)

Income taxes	(3,156)	(4,840)

Net Loss	(47,798,833)	(5,262,692)
Preferred stock dividend	(2,332,505)	(2,799,035)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued)

	2010	2009
Loss attributable to common shareholders	$(50,131,338)	$(8,061,727)

Weighted average shares outstanding, basic and diluted	58,048,208	58,025,558

Per share amounts, basic and diluted:
Continuing operations	(0.82)	(0.12)
Discontinued operations	0.00	0.03
Loss attributable to common stockholders per common share	$(0.86)	$(0.14)

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Balances, October 1, 2008	54,103,894	$54,104	$200,944,102	$(170,057)	$(272,926,155)	$(23,759,405)	$(95,857,411)
Share-based compensation	—	—	1,716,854	—	—	—	1,716,854
Common stock issued upon the conversion of debentures and related interest	3,353,800	3,354	1,672,970	—	—	—	1,676,324
Common stock issued upon the conversion of preferred stock	590,514	590	79,334	—	—	—	79,924
Biovest common stock issued for payment of interest on outstanding debt	—	—	242,063	—	—	—	242,063
Common stock of Biovest issued for extension of debt	—	—	32,000	—	—	—	32,000
Biovest common stock warrants issued for modification of debt	—	—	62,325	—	—	—	62,325
Reclassification of financial instruments from derivative liabilities to equity	—	—	350,829	—	—	—	350,829
Accretion of preferred stock liability	—	—	—	—	(2,799,035)		(2,799,035)
Net loss for the year	—	—	—	—	(2,113,632)	(3,603,987)	(5,717,619)

Balances, September 30, 2009	58,048,208	$58,048	$205,100,477	$(170,057)	$(277,838,822)	$(27,363,392)	$(100,213,746)

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

(Continued)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Balances, October 1, 2009	58,048,208	$58,048	$205,100,477	$(170,057)	$(277,838,822)	$(27,363,392)	$(100,213,746)
Share-based compensation	—	—	482,313	—	—	—	482,313
Cumulative effect of change in accounting principle	—	—	(2,154,426)	—	(752,359)	—	(2,906,785)
Biovest shares issued in settlement agreement	—	—	400,000	—	—	—	400,000
Accretion of preferred stock liability	—	—	—	—	(2,332,505)	—	(2,332,505)
Net loss for the year	—	—	—	—	(44,959,034)	(3,251,510)	(48,210,544)

Balances, September 30, 2010	54,103,894	$58,048	$203,838,364	$(170,057)	$(325,882,720)	$(30,614,902)	$(152,781,267)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss before non-controlling interest in variable interest entity and subsidiary	$(48,210,544)	$(5,717,619)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of assets	—	335,000
Depreciation	273,870	248,666
Amortization	318,395	233,497
Impairment of intangibles	94,133	1,519,367
Impairment of goodwill	300,437	—
Share-based compensation	482,313	1,716,854
Accretion of debt discounts	6,186,111	6,276,204
Accretion of royalty liability	617,690	557,302
Accretion of capitalized finance costs	1,149,773	1,474,322
Derivative gain (loss)	28,783,951	(14,439,361)
Change in fair market value adjustment of convertible debentures (charged to interest expense)	2,955,701	(5,671,361)
Issuance of common stock warrants for finance costs	—	32,000
Gain on settlement	(342,001)	—
Proceeds from settlement	2,500,000	—
Gain on reorganization	(59,187)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	125,193	921,889
Inventories	92,200	703,451
Unbilled receivables	1,352,566	711,401
Prepaid expenses and other current assets	140,843	194,973
Other assets	74,857	37,592
Assets from discontinued operations	—	(664,144)
Accounts payable	(741,308)	1,848,507
Accrued expenses	4,250,576	9,764,866
Unearned revenues	(691,859)	(262,297)
Customer deposits	(73,944)	39,218
Liabilities from discontinued operations	—	(1,792,670)

Net cash flows from operating activities	(420,234)	(1,932,343)

Cash flows from investing activities:
Acquisition of furniture, equipment, and leasehold improvements	(72,133)	—

Net cash flows from investing activities	$(72,133)	$—

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Years ended September 30,
	2010	2009
Cash flows from financing activities:

Payments on notes payable and long-term debt	$—	$(50,000)
Proceeds (payments) made to related party	125,469	(17,024)
Payment of financing costs	(40,000)	(64,613)
Proceeds (payments) on related party loans including line of credit	640,000	1,250,000

Net cash flows from financing activities	725,469	1,118,363

Net change in cash and cash equivalents	233,102	(813,980)
Cash and cash equivalents at beginning of period	325,350	1,139,330

Cash and cash equivalents at end of period	$558,452	$325,350

Supplemental cash flow information:
Cash paid for:
Interest	$—	$16,667
Income taxes	$3,156	$3,000

Supplemental Disclosure of Non-cash Investing and Financing Activities:

2010:

•	The cumulative effect of change in accounting principle was approximately $2.9 million.

•	Biovest issued 600,000 shares of Biovest common stock in a settlement agreement.

2009:

•	The Company issued 2,342,624 shares of common stock upon the conversion of $1.3 million of convertible debentures (face value).

•	The Company issued 1,011,176 shares of common stock for $0.5 million of accrued interest payable.

•	The Company issued 590,514 shares of common stock upon the conversion of $0.3 million of preferred stock.

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies:

Business and organization

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPI”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of autoimmune diseases. Additionally, through the Company’s, majority-owned subsidiary, Biovest International, Inc., the Company is developing BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Through the Company’s wholly-owned subsidiary, Analytica International, Inc., they conduct a health economics research and consulting business which Analytica markets to the pharmaceutical and biotechnology industries, using the Company’s operating cash flow to support the Company’s corporate administration and product development activities.

Revimmune™ is being developed as a treatment for various autoimmune diseases. The approximately 80 known autoimmune diseases generally arise from an overactive immune response against substances and/or tissue normally present in the body. As a system of care, Revimmune consists of administering high, pulsed doses of an FDA-approved drug, cyclophosphamide, over a four-day interval as part of an integrated risk management system including a panel of preventive tests, monitoring and medications which are intended to minimize risks while seeking to maximize the clinical benefit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Voluntary Petition for Bankruptcy:

On November 10, 2008, the Company and its wholly-owned subsidiaries, Analytica International, Inc. (“Analytica”), TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”), AccentRx, Inc. (“AccentRx”), and Accentia Specialty Pharmacy (“ASP”) (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 in the Bankruptcy Court. During the pendency of the Chapter 11 proceedings, the Company operated its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and was subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”)

ASC Topic 852-Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Accentia became subject to ASC Topic 852 on November 10, 2008, and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management reviews accounts receivable on a monthly basis to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts. Management considers the balance of approximately $.0.01 million adequate as of September 30, 2010; however actual write-offs may exceed the allowance.

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

Intangible assets with finite useful lives are amortized over the estimated useful lives from the date of acquisition as follows:

Customer relationships	10 years
Trademarks	3 years
Patents	3 years

The Company recognized impairment losses of $0.4 million and $1.5 million related to the impairment of intangible assets for the year ended September 30, 2010 and 2009, respectively.

Deferred finance costs

Deferred finance costs include fees paid in conjunction with obtaining long-term debt, notes payable and lines of credit and are amortized over the contractual term of the related financial instrument. The balance of the deferred finance costs at September 30, 2010 will be amortized during the year ended September 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management has evaluated the effect of a new accounting standard related to accounting for uncertainty in income taxes that became effective in 2009 and has determined the Company had no uncertain income tax positions that could have a significant affect on the consolidated financial statements as of and for the year ended September 30, 2010. The Company’s federal income tax returns for 2007, 2008 and 2009 are subject to examination by the Internal Revenue Service, generally for three years after the federal income tax returns were filed.

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

Derivative instruments

Fair Value of Financial Assets and Liabilities

The Company measures the fair value of financial assets and liabilities in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

The Company estimates fair values of all derivative instruments, such as free-standing warrants, and embedded conversion features utilizing level 3 inputs. The Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimates.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency translation

The Company translates the assets and liabilities of its non-U.S. functional currency subsidiary into dollars at the current rates of exchange in effect at the end of each reporting period, while net sales and expenses are translated using the average exchange rate for each reporting period. Foreign currency translation adjustments were nominal during the year end September 30, 2010 and 2009, and as such, no adjustments have been recognized in the accompanying consolidated financial statements.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, the Company entered into an agreement with Pharmaceutical Product Development, Inc. (“PPD”), a common stockholder. In connection with the agreement, PPD acquired future royalty rights in exchange for $2.5 million received by the Company in September 2004; however, the agreement provides for return of the net purchase price ($2.5 million less royalty payments remitted to date) should royalties received by PPD through December 2009, be less than $2.5 million. In addition, there are certain other default provisions that would require the Company’s return of the net funds received. As of September 30, 2010 and 2009, the liability is approximately $2.2 million, and is included in Liabilities Subject to Compromise in the consolidated balance sheets.

Cost of sales

Cost of sales excludes amortization of acquired product rights of $0.3 million and $0.2 million for each of the years ended September 30, 2010 and 2009.

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

Share-based compensation

The Company follows the guidance of the accounting provisions of ASC Topic 718—Share-based Compensation, which requires the use of the fair value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of the Company’s stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2010	2009
Dividend yield	$0	$0
Expected volatility	140.08%	148.5%
Risk free interest rate	2.35% – 3.11%	1.89 – 2.43%
Expected life	5.0 to 6.0 years	5.0 to 6.0 years

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the calculations of basic and diluted loss per share:

	2010	2009
Numerator:
Loss applicable to common stockholders	$(50,131,338)	$(8,061,727)

Denominator:
Weighted average shares—basic loss per share	58,048,208	58,025,558
Effect of dilutive securities	—	—

Weighted average shares for dilutive loss per share	58,048,208	58,025,558

Gain (loss) per shares from discontinued operations	$—	$0.03
Loss per share applicable to common stockholders, basic and diluted	$(0.86)	$(0.14)
Effect on loss per share from preferred dividends	$0.04	$0.05

The effect of common stock equivalents and common shares indexed to convertible debt securities are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows as of:

	2010	2009
Options and warrants to purchase common stock	44,536,380	29,553,837
Convertible debt instruments	30,454,666	28,192,866
Preferred stock convertible to common stock	4,906,060	4,906,060

	79,897,106	62,652,763

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (“ASU 2010-17”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective prospectively for milestones achieved in fiscal years and interim periods within those years, beginning in fiscal years on or after June 15, 2010. The Company has adopted this standard and adjusted its revenue recognition policy to apply the milestone method of revenue recognition for future research and development contracts.

In January 2010, the FASB issued ASU 2010-06- Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company is currently reviewing the guidance and will update its disclosures when the guidance becomes applicable.

2. Liquidity and management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $47.8 million during the twelve months ended September 30, 2010. The Company’s independent auditors issued a “going concern” uncertainty on the financial statements for the year ended September 30, 2010, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regulatory strategy and commercialization expenditures:

Notwithstanding the prior reports of High-Dose Pulsed Cyclophosphamide as a potential therapy for certain autoimmune diseases. cyclophosphamide is not currently FDA-approved for the treatment of any autoimmune diseases. These prior studies of High-Dose Pulsed Cyclophosphamide in the United States have been conducted at a limited number of large academic research hospitals and have featured non-uniform inclusion criteria and/or administration schedules. It is generally recognized that there may be significant potential risks of infection or other side effects when High-Dose Pulsed Cyclophosphamide is not administered by highly-qualified personnel in a controlled and regulated clinical setting. While the previous studies are important to the Company’s Revimmune development plan, they are not considered sufficient to support regulatory approval. At the core of the Company’s Revimmune development plan is a recognition that controlled and randomized clinical trials will be necessary to demonstrate the efficacy of High-Dose Pulsed Cyclophosphamide to the satisfaction of the FDA and that safety will be an important regulatory and clinical concern which we believe will require an FDA approved formal REMS.

There are approximately 80 recognized autoimmune diseases. The Company previously planned to conduct its first randomized and controlled trial of Revimmune in multiple sclerosis (MS), because of the potentially significant impact of such a study and the number of MS patients previously treated with High Dose Cyclophosphamide. However, due to the Company’s limited capital and resources, the Company has modified its Revimmune development plan so as to initially focus on two less prevalent autoimmune diseases where the Company perceives a significant unmet medical need: diffuse systemic sclerosis and autoimmune hemolytic anemia. Subject to the Company’s capital availability, it plans to undertake clinical trials of Revimmune for the treatment of these two autoimmune diseases in a parallel manner. Diffuse systemic sclerosis and autoimmune hemolytic anemia represent diseases for which the Company believes significant unmet medical needs exist. There is no standard treatment for systemic sclerosis, and while the standard treatment for autoimmune hemolytic anemia is effective for a subset of patients, patients for which this treatment options is not effective, referred to as refractory patients, have very limited options. The Company believes that the significant unmet medical need, the shorter and severe disease course and the smaller prevalence of these autoimmune diseases make them appropriate for the Company’s initial focus. Notwithstanding the initial focus of the Company’s current Revimmune development plan, it continues to believe that new treatment options are needed for MS and the Company remains interested in ultimately conducting studies with Revimmune in MS.

In September 2007, the Company conducted a meeting with the FDA regarding its proposed design of a clinical trial for Revimmune to treat MS. The Company considered the FDA meeting to have been constructive. However, with the change in the Company’s Revimmune development plan, it is currently preparing for an additional meeting with the FDA to discuss possible studies in diffuse scleroderma and/or autoimmune hemolytoic anemia. Based on FDA input, the Company anticipates filing an Investigational New Drug Application(s) (IND) under which it hopes to conduct its planned clinical trials. Further, the Company plans to discuss with the FDA its plans for a REMS to be developed under the Food and Drug Administration Amendments Act of 2007.

Provided that the Company’s planned clinical trials, once completed, demonstrate clinical benefit and safety, the Company would anticipate discussing next steps with the FDA which could include the suitability of seeking conditional accelerated approval and/or the appropriateness and design of additional trial(s).

Biovest has completed its Phase 3 clinical trial of BiovaxID for the indication of FL. Under Biovest’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the Federal Food and Drug Administration (“FDA”) and European Medicines Agency (“EMEA”). Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and Biovest’s analysis of the available clinical trial data, Biovest plans to seek accelerated and conditional approval of BiovaxID® with FDA, EMEA, and other international agencies, for the indication of FL. Pending the outcome of these anticipated applications for accelerated and conditional approval, Biovest has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Accelerated or conditional approval would require Biovest to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should Biovest receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances Biovest will receive accelerated or conditional approval. Biovest’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. Biovest’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. Discontinued operations:

Disposition

On November 10, 2008, in conjunction with the Company’s Chapter 11 bankruptcy filing, the Company decided to cease operation their 100% owned subsidiary, TEAMM Pharmaceuticals, Inc., a/k/a Accentia Pharmaceuticals (“TEAMM”)

The operating results for the year ended September 30, 2010 and 2009 are reported as discontinued operations.

The following represents a summary of the Company’s operating results for TEAMM:

	Years Ended September 30,
	2010	2009
Net sales	$—	$1,254,613
Cost of sales	—	311,501

Gross margin	—	943,112

Operating expenses	12,159	776,731
Recovery of inventory and sales reserves	—	(1,517,467)

Income (loss) from discontinued operations	(12,159)	1,683,848

Non-current assets:
Furniture, equipment and leasehold improvements, net	—	12,159

Total assets	—	12,159

Current liabilities:
Accounts payable	852,587	852,587
Accrued expenses	425,557	425,557

Total current liabilities (1)	$1,278,144	$1,278,144

(1)	2009 and 2010 current liabilities included in Liabilities Subject to Compromise on the Consolidated Balance Sheet

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories:

Inventories consist of the following:

	September 30,
	2010	2009
Finished goods, other	$104,155	$147,431
Work-in-process	—	7,890
Raw materials	312,932	353,966

	$417,087	$509,287

5. Unbilled receivables and unearned revenues:

Unbilled receivables and unearned revenues are as follows:

	September 30,
	2010	2009
Costs incurred on uncompleted service contracts	$978,628	$11,371,596
Estimated earnings	1,253,352	4,902,625

	2,231,980	16,274,221
Less billings to date	(2,344,455)	(15,725,989)

	$(112,475)	$548,232

These amounts are presented in the accompanying consolidated balance sheets as follows:

	September 30,
	2010	2009
Unbilled receivables	$151,303	$1,503,869
Unearned revenues	(263,778)	(955,637)

	$(112,475)	$548,232

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Intangible assets:

Intangible assets consist of the following:

	September 30,		Weighted Average Amortization Period
	2010	2009
Indefinite-life intangible assets:
Trademarks (a)	—	$1,176,433

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	103,244	149,872	3.0 years
Purchased customer relationships	666,463	1,043,813	10.0 years
Product rights	28,321	1,628,321	18.4 years
Software	438,329	498,416	3.5 years
Trademarks	1,285,960	109,527	3.0 years

	4,626,317	5,533,949
Less accumulated amortization	(3,542,355)	(4,077,292)

	1,083,962	1,456,657

Total intangible assets	$1,083,962	$2,633,090

(a)	During the year ended September 30, 2010, the Company determined certain trademarks had finite lives and began amortizing these assets over their remaining useful lives.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents intangible asset additions, amortization, disposals, and impairment of intangible assets for the years ended September 30, 2010, and 2009:

	Indefinite Life Intangibles			Amortizable Intangible Assets

	Trademarks	Purchased Customer Relationships	Total	Noncompete Agreements	Patents	Purchased Customer Relationships	Software	Trademarks	Product Rights	Accumulated Amortization	Total	Grand Total
Balance, September 30, 2008	1,176,433	225,137	1,401,570	2,104,000	149,872	1,043,813	498,416	109,527	3,706,813	(4,628,057)	2,984,384	4,385,954

Amortization			—	—	—	—	—	—	—	(233,497)	(233,497)	(233,497)

Impairments (1)		(225,137)	(225,137)	—	—	—	—	—	(2,078,490)	784,260	(1,294,230)	(1,519,367)

Balance, September 30, 2009	1,176,433	—	1,176,433	2,104,000	149,872	1,043,813	498,416	109,527	1,628,323	(4,077,294)	1,456,657	2,633,090

Reclass	(1,176,433)	—	(1,176,433)	—	—	—	—	1,176,433	—	—	1,176,433	—

Amortization	—	—	—	—	—	—	—	—	—	(318,395)	(318,395)	(318,395)

Impairments (2)	—	—	—	—	—	(377,350)	—	—	—	283,217	(94,133)	(94,133)

Disposals	—	—	—	—	(46,628)	—	(60,087)	—	(1,600,002)	570,117	(1,136,600)	(1,136,600)

Balance, September 30, 2010	—	—	—	2,104,000	103,244	666,463	438,329	1,285,960	28,321	(3,542,355)	1,083,962	1,083,962

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) 2009 Impairment

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

(2) 2010 Impairment

IMOR intangible impairment

The Company impaired all intangible assets associated with its IMOR subsidiary during 2010. IMOR filed for insolvency on March 1, 2010 under the provisions of the Insolvency Ordinance administered by the German courts.

Impairment Testing

Goodwill impairment testing is calculated at the reporting unit level. The Company’s annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded. Impairment tests for the other intangible assets are performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with generally accepted accounting principles (GAAP), which relates to impairment of long-lived assets other than goodwill, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset or to its related group of assets.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future amortization of amortizable intangible assets with finite lives is as follows:

Year ending September 30:
2011	458,792
2012	427,292
2013	197,878

$1,083,962

7. Furniture, equipment and leasehold improvements:

Furniture, equipment and leasehold improvements consist of the following:

	September 30,
	2010	2009
Furniture	$220,319	$220,319
Office and laboratory equipment	1,736,411	2,007,219
Leasehold improvements	113,102	403,482

	2,069,832	2,631,020
Less: accumulated depreciation and amortization	(1,927,556)	(2,299,167)

	$142,276	$331,853

8. Note payable, related parties: debtor-in-possession note

On December 22, 2008, Biovest completed the closing of a debtor-in-possession financing transaction (the “DIP Transaction”) with Corps Real, LLC, a Illinois limited liability company, the principal owners of which are a director of, or affiliated with directors of Biovest (the “DIP Lender”). Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court (the “Facility”). As of September 30, 2010, the DIP Lender had advanced $1.9 million to Biovest.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Prepayment- Loans may be prepaid at any time in an amount of $50,000 or multiples of $50,000 in excess thereof, provided, however, that Biovest’s senior secured lender (Laurus and the Valens Funds) provides its consent to each prepayment via written notification to Biovest and Lender.

See the Subsequent Events footnote for information on the treatment of this liability in Biovest’s Plan.

9. Derivative Liabilities:

As a result of the Company’s Chapter 11 proceedings, some derivative liabilities listed in the table below became prepetition indebtedness under the Debtors’ plan of reorganization. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet. See the Subsequent Events footnote for information on the treatment of this liability in the Company’s Plan.

BDSI/Arius Settlement:

On February 17, 2010, the Bankruptcy Court entered an Order approving an Emezine Settlement Agreement (the “Settlement Agreement”) between the Company and BioDelivery Sciences Inc., a related party (“BDSI”), entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, our wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”).

The purpose of the Settlement Agreement is to memorialize the terms and conditions of a settlement between the Company and BDSI of claims relating to a Distribution Agreement dated March 12, 2004 between Arius and TEAMM (the “Distribution Agreement”) related to the marketing and distribution of Emezine, a product licensed by Arius from Reckitt Benckiser Healthcare (UK) Limited. Following the issuance in February 2006 by the FDA of a non-approvable letter with respect to the NDA for Emezine, BDSI ceased its Emezine related development efforts and on December 17, 2008, the Distribution Agreement was terminated. The Settlement Agreement resolves our claims against BDSI under the terminated Distribution Agreement.

The Settlement Agreement provided that the parties mutually release all claims that either may have against each other and, in connection therewith, we:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 4, 2010, the $2.5 Million Payment was received by the Company. The transfer of Product Rights became effective on November 17, 2010.

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

The fair value of the warrant issued to BDSI was estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The value included in derivative liability is adjusted quarterly and the change is recorded to derivative gain or loss. The value on the grant date was approximately $1.0 million. The value at the end of current period was approximately $1.8 million, resulting in a derivative loss for the twelve months ended September 30, 2010 of approximately $0.8 million which is recorded as a post-petition liability as of September 30, 2010 on accompanying balance sheet as shown below.

The following tabular presentation reflects the components of derivative financial instruments as of September 30:

	September 30,
	2010	2009
Embedded derivative instruments, bifurcated	$18,224,001	$3,766,838
Freestanding derivatives:
Warrants issued with convertible debt	10,020,236	2,252,294
Warrants issued with note payable	7,594,600	—
Warrants issued with preferred stock	1,077,118	193,762
Warrants issued with other debt	467,564	384,541
Warrants issued with settlement(1)	1,844,200	—
Default and investment put options, Biovest	219,700	196,930
Investment put option, Accentia	2,928,838	3,328,943

	$42,376,257	$10,123,308

(1)	Warrants issued with settlement are not subject to compromise and are presented as Derivative Liabilities on the balance sheet. All other derivatives listed above are subject to compromise.

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed as of:

	September 30,
	2010	2009
Accentia Common shares indexed:
Freestanding and embedded derivative	46,864,748	40,913,582
Investment put	1,353,229	1,353,229

	48,217,977	42,266,811

Biovest Common shares indexed:
Freestanding derivatives (warrants to purchase Biovest shares issued to BioDelivery Sciences International, Inc.	2,000,000	—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative gains (losses) in the accompanying statements of operations relate to the individual derivatives as follows:

	For the years ending September 30,
	2010	2009
Embedded derivative instruments, bifurcated	$(15,917,213)	$10,762,809
Freestanding derivatives:
Warrants issued with convertible debentures	(6,767,115)	1,314,818
Warrants issued with term note payable	(4,687,754)	3,114,000
Warrants issued with preferred stock	(883,365)	334,701
Warrants issued with other debt	(83,021)	(670,723)
Default and investment put options, Biovest	(22,788)	(20,425)
Investment put option, Accentia	400,105	(395,819)
Warrants issued for settlement	(822,800)	—

	$(28,783,951)	$14,439,361

14. Related party transactions*:

Debtor-in-possession note:

On December 22, 2008, Biovest completed the closing of the DIP Transaction with the DIP Lender. Pursuant to the transaction, the DIP Lender provided to Biovest a secured line of credit in an amount of up to $3.0 million in accordance with an order entered by the Bankruptcy Court (the “Facility”). As of September 30, 2010, the DIP Lender had advanced $1.9 million to Biovest.

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

*	See the Subsequent Events footnote for information on the treatment of this liability in the Company’s Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Liabilities subject to compromise*:

As a result of the Company’s Chapter 11 filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ Plan of Reorganization. Although actions to enforce or otherwise effect payment of prepetition liabilities are stayed, at hearings held in November 2008, the Bankruptcy Court granted approval of the Debtors’ administrative motions, generally designed to stabilize the Debtors’ operations and covering, among other things, human capital obligations, business operations, tax matters, cash management, utilities, case management and retention of professionals. See the Subsequent Events footnote below for information on the treatment of this liability in the Company’s Plan.

The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). See Note 21 - Subsequent Events below for information on the treatment of these liabilities in the Company’s Plan.

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

*	See the Subsequent Events footnote for information of this liability in the Company’s Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities subject to compromise consist of the following:

	September 30,
	2010	2009
Accounts payable and accrued expenses(1)(2)(3)	$15,232,863	$14,471,456
Hybrid financial instrument	3,608,674	652,971
Convertible debentures	28,626,149	23,042,458
Laurus term note	8,800,000	8,800,000
Valens 15% convertible note, Biovest	926,300	427,237
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	28,522,108	24,056,608
Unsecured promissory notes payable to Pulaski Bank and Trust Company(1)	1,161,900	1,078,254
Unsecured promissory note payable to Southwest Bank of St. Louis	228,330	213,628
Southwest line of credit	4,000,000	4,000,000
Notes payable, related parties	2,313,623	1,574,616
Other notes payable	610,683	518,288
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	6,318,233	5,700,543
Derivative liabilities	40,532,057	10,123,308
Dividend payable	479,452	479,452
Other	2,209,756	3,475,913

	$143,570,128	$98,614,732

(1)	The notes issued to Pulaski Bank and Trust Company (“Pulaski Bank”) are guaranteed by individuals affiliated with Biovest or Accentia. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank. In addition, in the event of default by Biovest resulting in a payment to the Lender by the guarantors, Biovest agreed to compensate each affected guarantor by issuance of that number of shares of Biovest’s restricted common stock determined by dividing 700% of the amount guaranteed by $1.10. On December 29, 2008, Pulaski Bank called the guarantees resulting in an aggregate payment of $1.0 million by the guarantors. As a result of their indemnification agreements, the guarantors are allowed an unsecured claim for approximately 6.4 million shares of Biovest common stock.
(2)	In an effort to decrease operating expenses, Biovest through its Chapter 11 bankruptcy proceedings rejected its lease in Worcester, Massachusetts on December 8, 2008. Biovest recorded a provision of $644,000 to allow for damages resulting from the rejection of this unexpired lease, which are treated by the bankruptcy code as general unsecured claims and are limited to either 15 percent of the balance of the rent reserved in the lease or the rent reserved for one year from the filing date or the date the premises were surrendered, whichever is earlier.
(3)	Includes accounts payable and accrued expenses from discontinued operations.

16. Preferred stock:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Preferred Stock was not recorded as a liability based on generally accepted accounting principles because the security may be converted into an equity instrument at the option of the holder. The Preferred Stock is not considered mandatorily redeemable until the conversion option expires since the conversion option could be exercised prior to the redemption date. As such, the Preferred Stock has been classified in the mezzanine section of the balance sheet in accordance with Securities and Exchange Commission Accounting Series Release 268.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the Company’s and its subsidiaries’ Chapter 11 filings all actions to enforce or otherwise effect the Company’s and/or its subsidiaries’ obligations and payments under any debt facility were automatically stayed pursuant to provision of federal bankruptcy law. See the Subsequent Events footnote for information on the treatment of this liability in the Company’s Plan.

17. Income taxes

The Company’s deferred tax assets and liabilities consist of the following:

	September 30,
	2010	2009
Deferred tax assets:
Accrued expenses deductible in future	$7,535,000	$4,187,000
Allowance for doubtful accounts	3,000	84,000
Basis difference in assets	3,735,000	2,722,000
Inventory valuation allowance	490,000	345,000
Share-based compensation	66,000	2,099,000
Intangible assets	2,757,000	2,315,000
Net operating loss carryforward	80,606,000	76,544,000
Debt extinguishment	5,149,000	2,652,000
Other	20,859,000	5,980,000
Valuation allowance	(121,200,000)	(96,928,000)

	$—	$—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax (expense) benefit consists of the following:

	2010	2009
Current	$—	$—
Deferred	(25,269,000)	(20,384,000)
Benefit of net operating loss carryover	—	19,388,000
Increase in valuation allowance	25,269,000	996,000

	$—	$—

Allocation between continuing and discontinued operations:
Continuing operations	$—	$—
Discontinued operations	—	—

	$—	$—

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying consolidated statements of operations as follows:

	2010	2009
Statutory tax rate	34%	34%
State taxes	4%	4%
Permanent items	16%	—
Other	(1)%	(5)%
Change in valuation allowance	(53)%	(33)%

Effective tax rate in accompanying statement of operations	0%	0%

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

The Company has a federal net operating loss carryover of approximately $212.3 million as of September 30, 2010, which expires through 2027, and of which approximately $30.0 million is subject to various Section 382 limitations based upon ownership changes that occurred through September 30, 2003. Of those losses subject to the limitations, $11.3 million is expected to expire before the losses can be utilized. Of the remaining amounts, the limitation is approximately $1.8 million per year through approximately the year ended September 30, 2012. Subsequent to that date, the annual limitation will decrease to approximately $0.2 million through September 30, 2024. The NOLs incurred after September 30, 2003 may also be subject to further limitations.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Stockholders’ equity

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

The 2003 Plan, as amended, provides for the issuance of 3.5 million shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2008, all Series D Preferred options have been converted into common share options. All options issued, pursuant to the 2003 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2010, there are 1,681,910 options available for issuance under the 2003 Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 1, 2005, the Company’s board of directors adopted the Accentia Biopharmaceuticals, Inc. 2005 Equity Incentive Plan. The 2005 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2005 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2010, there are 1,576,207 options available for issuance under the 2005 Plan. The Company may, at any time, amend or modify the 2005 Plan without limitation.

On November 29, 2007 and effective as of December 31, 2007, the Company’s Board of Directors has adopted the Accentia Biopharmaceuticals, Inc. 2008 Equity Incentive Plan. The 2008 Plan provides for the issuance of 3.0 million shares of common stock. All options issued, pursuant to the 2008 Plan, cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2010, there are 729,833 options available for issuance under the 2008 Plan. The Company may, at any time, amend or modify the Plan without limitation. Subsequent to the period, the Company’s Board of Directors amended the 2008 Plan to increase the number of available options to an aggregate total of 23.0 million.

Stock options and warrants granted, exercised, terminated, and forfeited during the years ended September 30, 2010 and 2009 are as follows:

	Shares	Average Exercise price per share
Options:
Outstanding, October 1, 2008	4,180,545	$3.33
Granted	4,712,000	0.18
Terminated or forfeited	(619,508)	2.69
Exercised	—

Outstanding September 30, 2009	8,273,037	1.58
Granted	16,330,000	0.44
Terminated or forfeited	(347,457)	3.20
Exercised	—

Outstanding September 30, 2010	24,255,580	$0.81

Warrants:
Outstanding, October 1, 2008	23,175,933	$2.33
Granted	—	—
Terminated or forfeited	(1,895,133)	1.62
Exercised	—	—

Outstanding September 30, 2009	21,280,800	$2.51
Granted	—	—
Terminated or forfeited	(1,000,000)	2.67
Exercised	—	—

Outstanding September 30, 2010	20,280,800	$2.50

The weighted average grant date fair values of stock options and warrants granted during the years ended September 30, 2010 and 2009 were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
2010	$0.41	n/a
2009	$0.17	n/a

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information for options outstanding and exercisable at September 30, 2010:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-1.05	20,897,617	9.12 years		$0.19	74,784	$0.73
$1.06-2.11	296,200	3.03 years		2.11	296,200	2.11
$2.12-2.63	335,702	6.34 years		2.58	260,702	2.55
$2.64-9.00	2,726,061	6.45 years		3.87	2,726,061	3.72

	24,255,580		$13,084,010		3,357,747		$21,600

The following table summarizes information for options outstanding and exercisable at September 30, 2009:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-1.05	4,746,617	9.26 years		$0.19	43,951	$0.76
$1.06-2.11	296,200	4.03 years		2.11	296,200	2.11
$2.12-2.63	374,240	7.09 years		2.58	224,240	2.55
$2.64-9.00	2,855,980	7.36 years		3.87	2,431,822	3.89

	8,273,037		$140,130		2,996,213		$0

A summary of the status of the Company’s nonvested stock options as of September 30, 2010, and changes during the year then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at October 1, 2009	5,276,824
Granted	16,340,000
Vested	(371,534)
Forfeited	(347,457)

Nonvested at September 30, 2010	20,897,833	$0.36	$13,062,410

19. Employee benefit plan:

The Accentia 401(k) and Profit Sharing Plan (the “Plan”) was established effective July 1, 2004 as a defined contribution plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan includes eligible employees of Accentia and its affiliates including the Company. Employees of the Company who have completed one month of service are eligible to participate in the plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For the fiscal years ended September 30, 2010 and 2009, the Company made no employer contributions pursuant to the Plan

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Segment Information:

During 2004, the Company through its subsidiary, Analytica, made an insignificant acquisition of a foreign entity, IMOR, this subsidiary ceased operations during the quarter ended March 31, 2010. Segment information on a geographic basis for the years ended September 30, 2010 and 2009 is as follows:

	Year ended September 30, 2010			Year ended September 30, 2009
	Domestic	International (Europe)	Total	Domestic	International (Europe)	Total
Net sales	$9,512,259	$943,254	$10,455,513	$7,870,417	$2,685,521	$10,555,938
Net loss	(47,490,854)	(307,979)	(47,798,833)	(4,071,788)	(1,554,904)	(5,626,692)
Total Assets	5,010,309	—	5,010,309	7,965,353	1,870,968	9,836,321
Goodwill	893,000	—	893,000	893,000	300,437	1,193,437

21. Product rights and obligations:

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

Stanford

In September 2004, Biovest entered into an agreement with Stanford University (“Stanford”) providing for worldwide rights to use two proprietary hybridoma cell lines, that are used in the production of the BiovaxID vaccine. These are the same cell lines that been used by researchers at Stanford and the National Cancer Institute to perform their studies of the hybridoma idiotype vaccine in non-Hodgkins Lymphoma. This agreement gives Biovest exclusivity to this cell line through 2019 in the fields of B-cell and T-cell cancers, and it provides non-exclusive rights in such fields of use at all times thereafter. The agreement also gives Biovest the right to sublicense or transfer the licensed biological materials to collaborators in the licensed fields. Under the agreement with Stanford, Biovest is obligated to pay Stanford an up-front license fee of $15,000 within 30 days following the execution of the agreement, and an annual maintenance fee of $10,000 thereafter. If BiovaxID is approved by the FDA, the agreement provides for a $0.1 million payment to Stanford upon approval, and following approval, Stanford will receive a royalty of the greater of $50.00 per patient or 0.05% of the amount received by us for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The agreement with Stanford obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate this agreement at any time upon 30 days prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Commitments and contingencies:

Operating leases

The Company has operating leases for various facilities, automobiles, machinery, and equipment, which expire at various times through 2012. The annual aggregate rental commitments under non-cancelable leases are as follows:

Year ending September 30,
2011	$401,465
2012	236,611
2013	243,709
2014	165,901

$1,047,686

Rent expense for all operating leases was approximately $0.8 million and $1.3 million, for the year ended September 30, 2010 and 2009 respectively.

Bankruptcy proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Company operated its business as a debtor-in-possession in accordance with the provisions of Chapter 11 and subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization. Subsequent to the filing of this report, on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

Notwithstanding the effectiveness of our Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Biovest litigation:

On August 4, 2008, the Company’s majority-owned subsidiary, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. Biovest intends to seek the dismissal of this litigation and plan to defend these claims vigorously. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. The Company anticipates that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court as part of an objection to claim which the Company expects to file shortly.

Analytica litigation:

On December 2, 2005, the Company’s subsidiary, Analytica commenced litigation in the Supreme Court of New York, New York County against a former employee, alleging breach of covenants not to compete, breach of confidentiality agreements and misappropriation of proprietary information. The defendant has filed an Answer containing counterclaims alleging that he was owed contractual bonus and other compensation and seeking damages for wrongful termination against Analytica, the Company and an officer of the Company. Both Analytica and the former employee sought injunctive relief and monetary damages from one another. The Company filed a motion seeking to dismiss all claims naming the Company and the Company’s officer personally, and to dismiss certain

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims against all defendants. In June 2007, the Court granted the Company’s motion and dismissed defendant’s counterclaims against the Company’s officer with prejudice, and dismissed all other counterclaims as well, allowing defendant an opportunity to replead by July 31, 2007. The defendant refiled an Amended Counterclaim in July 2007, and the Company has filed a motion seeking to dismiss virtually all claims in the Amended Counterclaim. The Company is pursuing the Company’s affirmative claims in this matter vigorously and has asserted all available defenses against the counterclaims, which the Company believes are without merit. Upon the filing of the Company’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. The Company anticipates that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court as part of an objection to claim which the Company expects to file shortly.

Other proceedings:

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Employment agreements

The Company has no employment agreements officers and executives as of September 30, 2010.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantee Indemnifications:

Under the terms of the January and March Pulaski Bank notes payable, several board members and affiliates issued personal guarantees. Biovest agreed to indemnify and hold harmless each guarantor should their guarantees be called by Pulaski Bank by agreeing to compensate each affected guarantor by an issuance of restricted common stock equal to 700% of the amount of their guarantee. The stock was to be issued using a pre-determined value of $1.10 per share. On December 29, 2008, Pulaski Bank called its guaranty resulting in an aggregate payment of $1.0 million by the guarantors. As a result of the indemnification agreements, Biovest originally recorded a provision for approximately 6.4 million shares of Biovest’s common stock valued using the trading price of Biovest’s stock. In March, 2010, Biovest reached an agreement with the guarantors whereby the indemnities will be valued using a price of $0.24 per share, which represents the closing price of Biovest’s stock on November 9, 2008, the day prior to Biovest’s petition for reorganization, and represents the amount that will be allowed as an unsecured claim of the Pulaski guarantors in Biovest’s reorganization proceedings (approximately $1.5 million). See the Subsequent Events footnote below for information on the treatment of these liabilities in the Company’s Plan.

Under the terms of the Southwest Bank note payable issued June 26, 2007, an officer of the Company’s and Biovest issued a personal guarantee. Biovest agreed to indemnify and hold harmless the guarantor should the guarantee be called by Southwest Bank by agreeing to compensate the guarantor by an issuance of restricted common stock equal to 700% of the amount of the guarantee. The stock was to be issued using a pre-determined value of $1.10 per share. In January 2009, Southwest Bank called its guaranty resulting in an aggregate payment of $0.2 million by the guarantor. As a result of the indemnification agreement, Biovest originally recorded a provision for approximately 1.2 million shares of Biovest’s common stock valued using the trading price of Biovest’s stock. In March 2010, Biovest reached an agreement with the guarantor whereby the indemnity will be valued using a price of $0.24 per share, which represents the closing price of Biovest’s stock on November 9, 2008, the day prior to Biovest’s petition for reorganization, and represents the amount that will be allowed as an unsecured claim of the guarantor in Biovest’s reorganization proceedings (approximately $0.3 million).

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

23. Variable Interest Entities*:

Accounting for the NMTC financing arrangement and variable interest entities

The Company evaluated the structure of the NMTC financing arrangements and entities so involved under the context of generally accepted accounting principles. This provides a framework for determining whether certain entities should be consolidated (irrespective of equity ownership) based upon a variable interests model. This model determines the control and consolidation based upon potential variability in gains and losses of the entity being evaluated for consolidation. Generally, a variable interest holder that absorbs a majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual return, if they occur, or both is identified as the primary beneficiary for consolidation purposes.

*	See the Subsequent Events footnote for information on the treatment of this liability in the Company’s Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company concluded that Biovax Investment, LLC, Telesis CDE Two, LLC, Autovax Investment, LLC and St. Louis New Market Tax Credit Fund II, LLC met the definition of variable interest entity. However, for the Company to be required to apply the provisions of generally accepted accounting principles, it must have a variable interest in the entity. Variable interests in a variable interest entity are contractual, ownership or other monetary interests in an entity that change with changes in the value of the net assets of the entity. The following tables illustrate the variable interests have been identified in each of the entities considered by the Company and the related holder:

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

The above table illustrates the weight of the variable interests that are held by the Company. In addition, in performing quantitative valuation, the Company afforded significant weight to the guarantee agreements, indemnifications and put features, the preponderance of which limit the equity investor’s risk of loss on the venture. In evaluating both qualitative and quantitative considerations, the Company concluded that its variable interests in the entity absorb most of the variable interest entities’ losses and should, therefore, consolidate the entities under the scope of ASC 810.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets of $21.5 million and liabilities of $17.9 million of the variable interest entities identified above are limited to the instruments referred to in the description of the NMTC financing arrangement above. In accordance with consolidation principles, these assets and liabilities are eliminated in consolidation leaving the non-controlling interests of Telesis CDE Two, LLC, Biovax Investment, LLC, AutovaxID Investment, LLC, and St. Louis NMTC Fund II, LLC, reflected on the Company’s September 30, 2010 consolidated balance sheet as non-controlling interests in variable interest entities.

Revimmune, LLC

Although, the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC have been consolidated with the Company as of February 27, 2007 and through September 30, 2010. As of September 30, 2010, Revimmune, LLC’s assets and equity were approximately $28,000. The Company’s had no non-controlling interest in earnings from Revimmune, LLC for the twelve months ended September 30, 2010.

Non-controlling interest in income (loss)

The Company’s non-controlling interest in (income) loss from variable interest entities on its consolidated statement of operations for the year ended September 30, 2010 consists of the following:

Biovax Investment LLC	$455,765
Telesis CDE Two, LLC	(59,247)
AutovaxID Investment, LLC	448,000
St. Louis NMTC Fund II, LLC	(432,807)

Non-controlling interest in earnings from variable interest entities	$411,711

24. New Market Tax Credit Transactions:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The proceeds received by the Fund from the aforementioned financing transactions were used to make a contemporaneous 99.99% equity investment in Telesis CDE II, LLC ($12.0 million), as well as, make payment for associated management, legal and accounting fees ($0.1 million). The $12.0 million investment by the Fund to the CDE constituted a qualified equity investment (“QEI”) under the NMTC Program authorized by Section 45D of the Internal Revenue Code of 1986, as amended (the “Code”), resulting in $4.7 million in tax credits.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

December 2006 NMTC Transaction:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of Biovest’s Chapter 11 filing on November 10, 2008, AutovaxID discontinued interest payments due on its QLICI promissory note. In July 2010, Biovest and certain of its affiliates entered into an agreement (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. Upon approval by the Bankruptcy Court, Biovest’s Guaranty, the Company’s Guaranty, and all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II will be terminated. See the Subsequent Events footnote for information on the treatment of this liability in the Company’s Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. Subsequent Events:

Plan of Reorganization:

On August 16, 2010, the Company and its subsidiaries (collectively, the “Debtors”) filed their First Amended Joint Plan of Reorganization, and, on October 25, 2010, the Debtors filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. In connection with the confirmation hearing all creditor classes deemed “impaired” pursuant to the Bankruptcy Code voted to support the Plan. The Debtors emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). Pursuant to the Plan, the date on which a claim in any Class listed in the Plan became an “allowed claim” by order of the Bankruptcy Court or by agreement between Debtors and the claimant is the “Determination Date”.

Amendments to Articles of Incorporation or Bylaws.

On the Effective Date, the Company amended and restated its articles of incorporation and its bylaws to incorporate provisions required by the Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code. As of the Effective Date, the Company’s second amended and restated articles of incorporation authorize the Company to issue up to 50,000,000 shares of preferred stock and up to 300,000,000 shares of common stock, and each share of the Company’s common stock outstanding immediately before the Effective Date will, under the terms of the Plan, remain outstanding after the Effective Date. The amendments to the articles also included an elimination of the “classified” board of directors and a provision establishing the quorum required for action to be taken at an Annual Meeting of Shareholders at one-third (33.33%) of the number of shares issued and outstanding.

Laurus/Valens Term Notes (Class 2):

Pursuant to the Plan, Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (“Laurus/Valens”), have an allowed secured claim against the Company in the amount of $8.8 million. On the Effective Date, pursuant to a Term Loan and Security Agreement, the Company executed and delivered to Laurus/Valens term notes (the “Laurus/Valens Term Notes”) evidencing such allowed secured claim in the original principal amount of $8.8 million. The following are the material terms and conditions of the Laurus/Valens Term Notes:

•	the Laurus/Valens Term Notes mature on the second (2nd) anniversary of the Effective Date and may be prepaid at any time without penalty;

•

interest accrues on the Laurus/Valens Term Notes at the rate of eight and one-half percent (8.5%) per annum (with a twelve and one-half percent (12.5%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	the Company is required to make mandatory prepayments under the Laurus/Valens Term Notes as follows:

•

on that date which is eighteen (18) months following the Effective Date, a payment of principal, in cash, in the amount of $4.4 million, less the amount of any prior optional prepayments of principal by the Company and the amount of any other mandatory prepayments of principal under the Laurus/Valens Term Notes; and

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by the Company) of certain capital raising transactions (with certain exclusions);

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the Laurus/Valens Term Notes are secured by:

•

a first lien in all of the assets of the Company, junior only to the liens granted under the Plan to holders of the 8% Original Issue Discount Secured Convertible Debentures Due June 19, 2011, issued by the Company in June 2008, in the original aggregate principal amount of $8,906,098.00 and certain permitted liens;

•	a pledge by the Company to Laurus/Valens of (a) all of its equity interests in Analytica, and (b) 20,115,818 shares of common stock of Biovest owned by the Company; and

•	all of the assets of Analytica, which secure a guaranty of Analytica as to the entire indebtedness under the Laurus/Valens Term Notes; and

•

with the prior written consent of Laurus/Valens, the Company may convert all or any portion of the outstanding principal and accrued interest under the Laurus/Valens Term Notes into a number of shares of the Company’s common stock (the “Laurus/Valens Conversion Shares”) equal to (a) the aggregate portion of the principal and accrued but unpaid interest outstanding under the Laurus/Valens Term Note being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported for the Company’s common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

•

On the Effective Date, 2,236,848 shares of the Company’s common stock were issued to Laurus/Valens for payment of Laurus/Valens Class 5 and Class 13 claims aggregating approximately $6.0 million at a conversion rate equal to $2.67 per share.

Southwest Bank/Dennis Ryll – (Class 3)

On the Effective Date, the Company executed and delivered in favor of Dennis Ryll, the holder by assignment of the Company’s secured note to Southwest Bank, a promissory note (the “Class 3 Plan Note”) in an original principal amount of $4,483,284. The following are the material terms and conditions of the Class 3 Plan Note:

•	the Class 3 Plan Note matures on the date that is twenty-four (24) months following the Effective Date;

•	interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum;

•

on the Effective Date and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 3 Automatic Conversion Date”), and provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 3 Plan Note plus the Class 3 Interest as of the Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Class 3 Automatic Conversion Price per share of the Company’s common stock. On the Effective Date, the first quarterly installment in the amount of approximately $0.56 million was converted into the Company’s common stock at a conversion rate equal to $1.36 per share, resulting in the issuance of 412,067 Class 3 Plan Shares;

•

the Class 3 Plan Note is secured by a lien on 15 million shares of Biovest’s common stock owned by the Company (the “Class 3 Pledged Shares”), subject to incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note; and

•	if, on any Class 3 Automatic Conversion Date, the Class 3 Automatic Conversion Price is less than $1.00 per share, Dennis Ryll may, at his election, either:

•	convert the Class 3 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share of the Company’s common stock; or

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

liquidate that number of the Class 3 Pledged Shares which equals the Class 3 Automatic Conversion Amount using a conversion rate for the Class 3 Pledged Shares equal to the average of the trading price of the Biovest’s common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date.

McKesson Corporation (Class 4):

On the Effective Date, the Company executed and delivered in favor of McKesson Corporation (“McKesson”) a promissory note (the “Class 4 Plan Note”) in an original principal amount of $4,341,767. The following are the material terms and conditions of the Class 4 Plan Note:

•

the Class 4 Plan Note matures on the date that is forty (40) months following the Effective Date (unless earlier accelerated) and the outstanding principal together with all accrued but unpaid interest is due on such date;

•	interest accrues and is payable on the outstanding principal amount under the Class 4 Plan Note at a fixed rate of five percent (5%) per annum (with a ten percent (10%) per annum default rate);

•	the Company may prepay all or any portion of the Class 4 Plan Note, without penalty, at any time; and

•	the Class 4 Plan Note is secured by a lien on 6,102,408 shares of Biovest’s common stock owned by the Company.

September 2006 Secured Debentures and Warrants (Class 5):

Effective as of the Effective Date and issued as of the Determination Date, the Company executed and delivered to holders of the Company’s 2006 Secured Debentures $3,109,880 in principal amount of new debentures (the “Class 5 Plan Debentures”):

The following are the material terms and conditions of the Class 5 Plan Debentures:

•

the Class 5 Plan Debentures mature on the date that is eighteen (18) months following the Effective Date (provided, however, in the event that the average of the trading price of Biovest’s common stock (as determined in accordance with the Class 5 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding such maturity date is below $0.75, then the maturity date will automatically be extended for an additional twelve (12) months), and the outstanding principal together with all accrued but unpaid interest is due on such maturity date;

•	interest accrues and is payable on the outstanding principal amount under the Class 5 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum; and

•	each of the Class 5 Plan Debentures is secured by a lien on certain shares of Biovest’s common stock owned by the Company;

•

at the option of a holder of Class 5 Plan Debentures, all or any portion of the then outstanding balance of such holder’s Class 5 Plan Debentures may be converted into shares of the Company’s common stock or exchanged for shares of Biovest’s common stock at the applicable conversion or exchange rate set forth in such holder’s Class 5 Plan Debenture;

•

commencing on the first day that is six (6) months following the Class 5 Lock-Up Period (as defined below), if the trading price of the Company’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least 150% of the fixed conversion price for a holder of Class 5 Plan Debentures for any ten (10) consecutive trading days (in the case of a conversion into the Company’s common stock), or the trading price of Biovest’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least $1.25 for any ten (10) consecutive trading days (in the case of a exchange into Biovest’s common stock), the Company, at its option, may (a) convert the then outstanding balance of all of the Class 5 Plan Debentures into shares of the Company’s common stock at a conversion rate equal to the fixed conversion price for each holder of

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class 5 Plan Debentures, or (b) exchange the then outstanding balance of all of the Class 5 Plan Debentures into shares of Biovest’s common stock owned by the Company at a rate equal to $0.75 per share of Biovest’s common stock (with certain exceptions set forth in the Class 5 Plan Debentures and the Plan); and

•

in the event a holder of Class 5 Plan Debentures elects to receive shares of Biovest’s common stock, then such holder will be subject to certain restrictions set forth in the Class 5 Plan Debentures and the Plan regarding Biovest’s common stock during the ninety (90) day period following the Effective Date (the “Class 5 Lock-Up Period”).

Effective as of the Effective Date and issued as of the Determination Date, the Company executed and delivered the following warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of the Company’s common stock or up to 14.4 million shares of Biovest’s common stock owned by the Company:

The following are the material terms and conditions of the Class 5 Plan Warrants:

The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from the Effective Date, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 5 Plan Warrants and the Plan.

June 2008 Secured Debentures and Warrants (Class 6):

Effective as of the Effective Date and issued as of the Determination Date, the Company executed and delivered to the holders of the Company’s 2008 Secured Debentures $9,730,459 in principal amount of debentures (the “Class 6 Plan Debentures”):

The following are the material terms and conditions of the Class 6 Plan Debentures:

•

the Class 6 Plan Debentures mature on the date that is thirty-six (36) months following the Effective Date, and the outstanding principal together with all accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal under the Class 6 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum and each of the Class 6 Plan Debentures is secured by a lien on property of the Company;

•

at the option of a holder of Class 6 Plan Debentures, such holder may elect to convert all of the then outstanding balance of its Class 6 Plan Debentures into shares of the Company’s common stock at a conversion rate equal to $1.10 per share of the Company’s common stock; and

•

commencing on the date six (6) months after the Effective Date, if the trading price of the Company’s common stock (as determined in accordance wit the Class 6 Plan Debentures and the Plan) is at least 150% of $1.10 per share for any ten (10) consecutive trading days, the Company, at its option, may convert the then outstanding balance of all of the Class 6 Plan Debentures into shares of the Company’s common stock at a conversion rate equal to $1.10 per share of the Company’s common stock.

On the Effective Date, the Company executed and delivered the following warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of the Company’s common stock:

The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from the Effective Date, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

$385,959 in Class 6 Debentures were converted into Company common stock on Effective Date at a conversion price equal to $1.10 per share, resulting in the issuance of 350,872 of the Company’s common stock.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 2007 Debentures and Warrants (Class 9):

Effective as of the Effective Date and issued as of the Determination Date, the Company executed and delivered to holders of the Company’s 2007 Debentures $19,109,554 in principal amount of debentures (the “Class 9 Plan Debentures”):

The following are the material terms and conditions of the Class 9 Plan Debentures:

•

the Class 9 Plan Debentures mature on the date that is twenty-four (24) months following the Effective Date (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures;

•

on the Effective Date and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 9 Automatic Conversion Date”), and provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 9 Automatic Conversion Date (the “Class 9 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 9 Plan Debentures (the “Class 9 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the lesser of $1.25 per share or the Class 9 Automatic Conversion Price per share. On the Effective Date, a total of approximately $2.4 million were converted into Company common stock at a conversion price equal to $1.25 per share, resulting in the issuance of 1,910,963 of the Company’s common stock;

•

if, on any Class 9 Automatic Conversion Date, the Class 9 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 9 Plan Debentures may elect to convert the Class 9 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 9 Plan Debentures at the Class 9 Plan Debenture Maturity Date will be due and payable in full, at the election of the Company, in either cash or in shares of the Company’s common stock at a conversion rate equal to the average trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 9 Plan Debenture Maturity Date (provided that the average trading price for such period is at least $.50 per share);

•

if, at any time during the term of the Class 9 Plan Debentures, the trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) is at least $1.50 per share for ten (10) consecutive trading days, a holder of the Class 9 Debentures, at its option, may convert any or all of the then outstanding principal balance of its Class 9 Plan Debenture into shares of the Company’s common stock at a conversion rate equal to the Class 9 Automatic Conversion Price used for the initial conversion on the Effective Date but not to exceed $1.25 per share; and

•

if, at any time during the term of the Class 9 Plan Debentures, the trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) is at least $1.88 per share for thirty (30) consecutive trading days, the Company, at its option, may require the conversion of up to $5.0 million of the then aggregate outstanding principal balance of the Class 9 Plan Debentures at a conversion rate equal to the Class 9 Automatic Conversion Price used for the initial conversion on the Effective Date but not to exceed $1.25 per share.

On the Effective Date, the Company executed and delivered the following warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of the Company’s common stock:

The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from the Effective Date, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Distributions to Unsecured Creditors (Class 10):

Effective as of the Effective Date and issued as of the Determination Date, the Company became obligated to make cash distributions in the amount of approximately $2.4 million to unsecured creditors holding Class 10 claims under the Plan (the “Class 10 Plan Distributions”).

The Class 10 Plan Distributions mature on the date that is forty (40) months following the Effective Date and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum.

Unsecured creditors holding a total of $3,287,695 in Class 10 claims elected to convert those Class 10 claims into Company common stock valued at the average market price for the Company’s common stock over the ten trading days preceding the Effective Date, and the Company issued 2,417,431 of the Company’s common stock to these Class 10 creditors at a conversion price equal to $1.36 per share.

January 2008 Notes and Warrants (Class 13):

Effective as of the Effective Date and issued as of the Determination Date, the Company executed and delivered to holders of the Company’s Convertible Preferred Stock $4,903,644 in principal amount of promissory notes (the “Class 13 Plan Notes”):

The following are the material terms and conditions of the Class 13 Plan Notes:

•

the Class 13 Plan Notes mature on the date that is twenty-four (24) months following the Effective Date (the “Class 13 Plan Note Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes;

•

on the Effective Date and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 13 Automatic Conversion Date”), and provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 13 Automatic Conversion Date (the “Class 13 Automatic Conversion Price”) is at least $1.00 per share, one-eighth ( 1/8th) of the original balance of the Class 13 Plan Notes (the “Class 13 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Class 13 Automatic Conversion Price per share. On the Effective Date, a total of approximately $0.6 million of the outstanding principal amount of the Class 13 Plan Notes were converted into Company common stock at a conversion price equal to $1.36 per share, resulting in the issuance of 450,708 of the Company’s common stock;

•

if, on any Class 13 Automatic Conversion Date, the Class 13 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 13 Plan Notes may elect to convert the Class 13 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 13 Plan Notes at the Class 13 Plan Note Maturity Date will be due and payable in full, at the election of the Company, in either cash or in shares of the Company’s common stock at a conversion rate equal to the greater of the average of the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 13 Plan Note Maturity Date or $1.00;

•

if, at any time during the term of the Class 13 Plan Note, the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) is at least 125% of $1.25 per share for ten (10) consecutive trading days, a holder of Class 13 Plan Notes, at its option, may convert any or all of the then outstanding principal balance of its Class 13 Plan Note into shares of the Company’s common stock at a conversion rate equal to the Class 13 Automatic Conversion Price used for the initial conversion on the Effective Date; and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

if, at any time during the term of the Class 13 Plan Notes, the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) is at least 150% of $1.25 per share for thirty (30) consecutive trading days, the Company, at its option, may require the conversion of all or any portion of the then aggregate outstanding principal balance of the Class 13 Plan Notes at a conversion rate equal to the Class 13 Automatic Conversion Price used for the initial conversion on the Effective Date.

Effective as of the Effective Date and issued as of the Determination Date, the Company executed and delivered the following warrants (the “Class 13 Plan Warrants”) to purchase up to 1,702,840 shares of the Company’s common stock:

The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from the Effective Date, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

Equity Interests (Class 15):

Each Company common stockholder on the Effective Date was deemed to receive one (1) share of Reorganized Accentia Common Stock (the “Class 15 Plan Shares”) for each share of Existing Accentia Common Stock held by such stockholder as of the Effective Date. The Company’s Class 15 Plan Shares shall be deemed issued pursuant to Section 1145 of the Bankruptcy Code and shall not have any legend restricting the sale thereof under federal securities laws.

April 2006 NMTC Transaction:

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction I, in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest and its affiliates in connection with Transaction I was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s and Biovest’s Guaranty, and all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction I was terminated.

December 2006 NMTC Transaction:

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to Transaction II, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with Transaction II was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s and Biovest’s Guaranty, and all of our subsidiary Guaranties from affiliates and third parties and all other obligations to all parties to Transaction II were terminated. On November 17, 2010 pursuant to Biovest’s Plan, the outstanding balance due under the $3.1 million pursuant to a Secured Promissory Note from the Company was converted into Biovest’s common stock issued to the Company at a conversion rate equal to $0.75 per share.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Termination of Warrants and Issuance of Shares:

On the Effective Date, all of the following warrants were terminated and cancelled pursuant to the Plan:

•

the common stock purchase warrant dated August 16, 2005, issued by the Company to Laurus Master Fund, Ltd. (in liquidation), for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $2.67 per share;

•

the common stock purchase warrant dated September 29, 2006, issued by the Company to Laurus Master Fund, Ltd. (in liquidation), for the purchase of up to 627,240 shares of the Company’s common stock at an exercise price of $2.75 per share;

•

the common stock purchase warrant dated October 31, 2007, issued by the Company to Laurus Master Fund, Ltd. (in liquidation), for the purchase of up to 4,024,398 shares of the Company’s common stock at an exercise price of $2.67 per share;

•

the common stock purchase warrant dated January 18, 2008, issued by the Company to Valens Offshore SPV I, Ltd., for the purchase of up to 365,169 shares of the Company’s common stock at an exercise price of $2.67 per share; and

•

the common stock purchase warrant dated January 18, 2008, issued by the Company to Valens U.S. SPV I, LLC, for the purchase of up to 196,629 shares of the Company’s common stock at an exercise price of $2.67 per share.

Termination of Material Agreements:

On the Effective Date all of the following documents were terminated pursuant to the Plan:

•	all documents evidencing or relating to loans made by Laurus/Valens to the Company prior to the Effective Date;

•

that certain revolving credit agreement between Southwest Bank and the Company dated as of December 30, 2005, that certain stock pledge agreement by and between the Company and Southwest Bank dated as of June 16, 2008, and all other documents executed in connection therewith;

•	all documents evidencing or relating to loans made by McKesson to the Company prior to the Effective Date (with certain exceptions set forth in the Plan);

•

all documents evidencing or relating to the 8% secured convertible debentures due September 29, 2010, issued by the Company in September 2006, in the original aggregate principal amount of $25,000,000.00;

•

all documents evidencing or relating to the 8% original issue discount secured convertible debentures due June 19, 2011, issued by the Company in June 2008, in the original aggregate principal amount of $8,906,098.00;

•	all documents evidencing or relating to the 8% convertible debentures due February 28, 2011, issued by the Company in February 2007, in the original aggregate principal amount of $24,940,000.00; and

•	all documents evidencing or relating to the Company’s Series A-1 convertible preferred stock, par value $1.00 per share.

Cancellation and Reduction of Royalty Interests.

On the Effective Date, the Company and Biovest entered into a royalty termination agreement (the “Royalty Termination Agreement”), which was acknowledged by Laurus/Valens, and provides for the termination of that certain Royalty Agreement by and between the Company and Biovest, dated as of October 31, 2006, as amended by a letter agreement dated February 5, 2008, as further amended, modified or supplemented thereafter in accordance with its terms.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proforma Balance Sheet:

	September 30, 2010	Adjustments	Pro Forma September 30, 2010 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$558,452	$5,075,623	$5,634,075
Other current assets	2,115,828	(63,333)	2,052,495

Total current assets	2,674,280	5,012,290	7,686,570

Goodwill and intangibles	1,976,962	—	1,976,962
Deferred finance costs	—	629,825	629,825
Other assets	359,067	—	359,067

	$5,010,309	$5,642,115	$10,652,424

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,139,817	$(143,000)	$996,817
Accrued expenses	1,269,395	—	1,269,395
Reserve for unresolved claims	—	5,438,338	5,438,338
Unearned revenues	263,778	—	263,778
Convertible promissory notes	—	10,686,202	10,686,202
Notes payable	—	1,024,196	1,024,196
Notes payable, related parties	2,041,005	(2,041,005)	—
Customer deposits	134,613	—	134,613
Derivative liabilities	1,844,200	13,811,063	15,655,263

Total current liabilities	6,692,808	28,775,794	35,468,602

Liabilities subject to compromise	143,570,128	(143,570,128)	—
Notes payable	—	46,829,465	46,829,465
Convertible notes payable	—	21,482,531	21,482,531
Convertible notes payable, related party	—	153,948	153,948

Total liabilities	150,262,936	(46,328,390)	103,934,546

Preferred stock	7,528,640	(7,528,640)	—

Stockholders’ deficit
Common stock	58,048	11,360	69,408
Treasury stock	(170,057)	(1,326,164)	(1,496,221)
Additional paid-in capital	203,828,364	59,938,597	263,766,961
Accumulated deficit	(325,882,720)	4,440,886	(321,441,834)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.	(122,166,365)	63,064,679	(59,101,686)
Non-controlling interests	(30,614,902)	(3,565,534)	(34,180,436)

	(152,781,267)	59,499,145	(93,282,122)

	$5,010,309	$5,642,115	$10,652,424

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Qualifying Therapeutic Discovery Project

On October 31, 2010, the Company received notice from the U.S. Internal Revenue Service (IRS) that it was approved to receive a Federal grant in the amount of approximately $245,000.00 under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code (IRC), enacted as part of the Patient Protection and Affordable Care Act of 2010 (P.L. 111-148). The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to:

•	Result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions,

•	Reduce the long-term growth of health care costs in the United States, or

•	Significantly advance the goal of curing cancer within 30 years.

Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of Revimmune.

2010 Equity Incentive Plan

On November 15, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Plan, pursuant to which the Company may grant an aggregate of up to 10.0 million shares of the Company’s common stock for stock option awards, and other equity based awards, to employees, directors, and consultants of the Company and its subsidiaries.