Form 10-Q
period 2010-12-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2011-02-11
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No

As of January 31, 2011, there were 68,632,612 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in “ITEM 1A. RISK FACTORS” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (Unaudited)	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,764,396	$558,452
Accounts receivable:
Trade, net of allowance for doubtful accounts of $10,031 at December 31, 2010 and September 30, 2010	1,139,699	1,287,363
Inventories	429,348	417,087
Unbilled receivables	245,173	151,303
Deferred finance costs	234,124	16,077
Prepaid expenses and other current assets	1,059,129	243,998

Total current assets	6,871,869	2,674,280

Goodwill	893,000	893,000
Intangible assets	969,263	1,083,962
Furniture, equipment and leasehold improvements, net	221,022	142,276
Deferred finance costs, less current portion	195,104	-
Other assets	37,584	216,791

TOTAL ASSETS	$9,187,842	$5,010,309

(Continued)

	December 31, 2010 (Unaudited)	September 30, 2010
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt, convertible	$22,866,918	$—
Accounts payable	2,485,802	1,139,817
Accrued expenses	1,541,587	1,269,395
Reserve for unresolved claims	8,798,070	—
Due to related party	24,993	—
Unearned revenues	283,024	263,778
Note payable	149,528	—
Notes payable, related parties	—	2,041,005
Customer deposits	107,910	134,613
Derivative liabilities	8,079,209	1,844,200

Total current liabilities	44,337,041	6,692,808

Long-term debt, net of current maturities
Convertible promissory notes	11,323,177	—
Convertible promissory notes, related party	182,043	—
Other long-term debt	45,884,429
Liabilities subject to compromise	—	143,570,128

Total liabilities	101,726,690	150,262,936

Commitments and contingencies	—	—

Series A convertible redeemable preferred stock, $1.00 par value; none as of December 31, 2010, and 8,950 shares authorized; 7,529 shares issued and outstanding at September 30, 2010	—	7,528,640

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 69,768,010 and 58,243,115 shares issued and 68,219,874 and 58,048,208 shares outstanding at December 31, 2010, and September 30, 2010, respectively	69,768	58,048
Treasury stock, 1,548,136 and 194,907 shares, December 31, 2010 and September 30, 2010, respectively	(1,496,417)	(170,057)
Additional paid-in capital	275,142,373	203,828,364
Accumulated deficit	(327,297,713)	(325,882,720)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.	(53,581,989)	(122,166,365)

Non-controlling interests	(38,956,859)	(30,614,902)

Total stockholders’ deficit	(92,538,848)	(152,781,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,187,842	$5,010,309

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2010	2009
Net Sales:
Products	$307,825	$919,018
Services	1,434,328	2,766,956
Grant revenue	319,667	—

Total net sales	2,061,820	3,685,974

Cost of sales:
Products	245,488	412,693
Services	1,062,569	2,016,517
Grants	72,011	—

Total cost of sales (exclusive of amortization of acquired product rights)	1,380,068	2,429,210

Gross margin	681,752	1,256,764

Operating expenses:
Research and development	293,799	290,704
Sales and marketing	25,983	28,625
General and administrative	12,385,706	1,543,794

Total operating expenses	12,705,488	1,863,123

Operating loss	(12,023,736)	(606,359)
Other (expense) income:
Interest expense, including change in fair market value of convertible debentures	(2,391,771)	(3,367,235)
Derivative loss	(4,073,380)	(28,814)
Other income	10,044	40,099

Loss before reorganization items, non-controlling interest from variable interest entities, discontinued operations and income taxes	(18,478,843)	(3,962,309)
Reorganization items:
Gain on reorganization	11,375,530	—
Professional fees	(357,059)	(282,000)
Gain (loss) for provision for indemnity agreements	—	687,272

	11,018,471	405,272
Loss before non-controlling interest	(7,460,372)	(3,557,037)
Non-controlling interest from variable interest entities and subsidiary	—	(26,389)

Loss before income taxes	(7,460,372)	(3,583,426)

Income taxes	—	(4,556)

Net income (loss)	(7,460,372)	(3,587,982)
Preferred stock dividend	$—	$(699,759)

(Continued)

	For the Three Months Ended December 31,
	2010	2009
Loss attributable to common shareholders	$(7,460,372)	$(4,287,741)

Weighted average shares outstanding, basic and diluted	62,976,851	58,048,208

Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share	$(0.12)	$(0.08)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interests	Total
Balances, October 1, 2010	58,048,208	$58,048	$203,828,364	$(170,057)	$(325,882,720)	$(30,614,902)	$(152,781,267)
Reclassification upon dissolution of variable interest entities	—	—	—	—	3,565,534	(3,565,534)	—
Share-based compensation	1,500,000	1,500	10,847,092	—	—	—	10,848,592
Reclassification of derivative liability to equity	—	—	35,093,356	—	—	—	35,093,356
Accentia shares issued on effective date upon the conversion of debt	10,072,644	10,073	12,563,585	—	—	—	12,573,658
Accentia shares issued upon the conversion of promissory notes	90,908	91	75,817	—	—	—	75,908
Accentia shares issued for services	56,250	56	40,444	—	—	—	40,500
Treasury shares received on effective date	—	—	—	(1,326,360)	8	—	(1,326,352)
Biovest warrants issued	—	—	1,247,582	—	—	—	1,247,582
Biovest shares issued on effective date for conversion of debt	—	—	6,631,156	—	—	—	6,631,156
Reclassification of Biovest beneficial conversion feature to equity	—	—	2,138,789	—	—	—	2,138,789
Biovest shares issued upon conversion of Empery debenture	—	—	60,195	—	—	—	60,195
Biovest shares issued for interest	—	—	313,407	—	—	—	313,407
Biovest shares issued upon the conversion of employee stock options	—	—	6,000	—	—	—	6,000
Adjustment to non-controlling interests for change in ownership percentage of majority-owned subsidiary	—	—	2,296,586	—	—	(2,296,586)	—
Net loss for the period	—	—	—	—	(4,980,535)	(2,479,837)	(7,460,372)

Balances, December 31, 2010	69,798,010	$69,768	$275,142,373	$(1,496,417)	$(327,297,713)	$(38,956,859)	$(92,538,848)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending December 31,
	2010	2009
Cash flows from operating activities:
Net loss before non-controlling interest in variable interest entities and subsidiary	$(7,460,372)	$(3,561,593)
Adjustments to reconcile net loss to net cash flows from operating activities:
Change in fair market value adjustment of convertible debentures	—	(432,526)
Depreciation	19,656	42,639
Amortization	114,698	44,012
Share-based compensation	10,848,592	379,653
Accretion of capitalized finance costs	764,484	341,724
Accretion of debt discounts	406,873	1,958,302
Accretion of royalty liability	—	148,517
Derivative loss (gain)	4,073,380	28,814
Gain on the conversion of debt	(24,902)	—
Issuance of common stock shares for interest expense	313,407	—
Issuance of common stock warrants for finance costs	1,247,582	—
Issuance of common stock shares for services	40,500	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	147,664	(21,928)
Inventories	(12,261)	11,201
Unbilled receivables	(93,870)	566,814
Prepaid expenses and other current assets	(815,132)	(38,634)
Other assets	179,207	16,145
Accounts payable	521,959	318,517
Accrued expenses	135,005	1,546,520
Unearned revenues	19,246	54,939
Customer deposits	(26,703)	(58,000)

Net cash flows from operating activities before reorganization items	10,399,013	1,345,116

Reorganization items:
Gain on reorganization plan	(11,375,530)	—
Decrease in accrued professional fees	(325,333)	79,543
Decrease in provision for indemnity agreement	—	(687,000)

Net cash flows from reorganization items	(11,700,863)	(607,457)

Net cash flows from operating activities	(1,301,850)	737,659

Cash flows from investing activities:
Acquisition of property, plant and equipment	$(98,403)	—

Net cash flows from investing activities	(98,403)	—

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	For the Three Months Ending December 31,
	2010	2009
Cash flows from financing activities:
Proceeds from long-term convertible notes	$7,000,000	$—
Proceeds from the exercise of stock options	6,000	—
Payments on notes payable and long-term debt	(1,466,703)	—
Payment of deferred financing costs	(1,177,634)	(40,000)
Proceeds from notes payable, related party	250,000	140,000
Payments made from related party, net	(5,466)	(6,762)

Net cash flows from financing activities	4,606,197	93,238

Net change in cash and cash equivalents	3,205,944	830,897

Cash and cash equivalents at beginning of period	558,452	325,350

Cash and cash equivalents at end of period	$3,764,396	$1,156,247

Supplemental cash flow information:
Cash paid for:
Interest	$—	$60,000
Income taxes	—	—

Supplemental disclosure of non-cash financing activity:
Reclassification of derivative to equity	$35,093,356	$2,906,786
Accentia common stock issued on effective date upon the conversion of debt	12,573,463	—
Accentia common stock issued for services	40,500	—
Accentia common stock issued upon the conversion of promissory notes	75,908	—
Biovest common stock issued on effective date upon the conversion of debt	6,631,156	—
Reclassification of Biovest beneficial conversion feature to equity	2,138,789	—
Biovest shares for interest	313,407	—
Biovest shares issued upon the conversion of Empery debenture	60,195	—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

1. Description of the company:

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (OTCQB: “ABPI”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of autoimmune diseases. Additionally, through the Company’s, majority-owned subsidiary, Biovest International, Inc., the Company is developing BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Through the Company’s wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), they conduct a health economics research and consulting business which Analytica markets to the pharmaceutical and biotechnology industries, using Analytica’s operating cash flow to support the Company’s corporate administration and product development activities.

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

2. Chapter 11 Reorganization:

On November 10, 2008, the Company and its wholly-owned subsidiaries, Analytica, TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”), AccentRx, Inc. (“AccentRx”), and Accentia Specialty Pharmacy (“ASP”) (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 in the Bankruptcy Court. During the pendency of the Chapter 11 proceedings, the Company operated its business as a debtor-in-possession in accordance with the provisions of Chapter 11, and was subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and, on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

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

Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

Voluntary Petition for Bankruptcy:

ASC Topic 852-Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 on November 10, 2008, and emerged from Chapter 11 protection on November 17, 2010. The Company has segregated those items as outlined above for all reporting periods between such dates.

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

Fair Value of Financial Assets and Liabilities:

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

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

The Company estimates fair values of all derivative instruments, such as free-standing warrants, and embedded conversion features utilizing Level 2 inputs. The Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of December 31, 2010 and September 30, 2010.

Grant revenue:

Grant revenue is the result of the Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2010. Grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2010 and 2009 for Biovest and 2011 and 2009 for the Company.

Recent accounting pronouncements:

In December 2007, the FASB issued new guidance requiring non-controlling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance is applicable to the accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements and is effective for fiscal years beginning on or after December 15, 2008. Accordingly, we have adopted this new pronouncement as of October 1, 2009 resulting in a change in stockholders’ equity on our opening fiscal year 2010 consolidated statement of financial condition; however, the adoption of this pronouncement did not have a material effect on our results from operations or cash flows.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether the Company is the primary beneficiary of any variable interest entities which it is a party to. This new guidance is not effective for the Company until October 1, 2010 and earlier adoption is prohibited. This new guidance became effective for the Company on October 1, 2010 and did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-27 “Fees Paid to the Federal Government by Pharmaceutical Manufacturers” amending Accounting Standards Codification (“ASC”) 720 “Other Expenses” to address questions concerning how pharmaceutical manufacturers should recognize the annual fees imposed by the Patient Protection and Affordable Care Act for each calendar year beginning January 1, 2011. The ASU requires that the liability related to the annual fee be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The amendment is effective commencing with the quarter ended March 31, 2011 and is not expected to have a significant impact on the Company’s financial statements.

4. Liquidity and management’s plans:

During the three months ended December 31, 2010, the Company had a net loss of $7.5 million. On December 31, 2010, the Company had an accumulated deficit of approximately $327.3 million and a working capital deficit of approximately $38 million. Cash and cash equivalents at December 31, 2010, was $3.8 million of which $3.5 million was attributable to Biovest. The Company’s independent registered public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2010, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

Notwithstanding the prior reports of High-Dose Pulsed Cyclophosphamide as a potential therapy for certain autoimmune diseases. Cyclophosphamide is not currently FDA-approved for the treatment of any autoimmune diseases. These prior studies of High-Dose Pulsed Cyclophosphamide in the United States have been conducted at a limited number of large academic research hospitals and have featured non-uniform inclusion criteria and/or administration schedules. It is generally recognized that there may be significant potential risks of infection or other side effects when High-Dose Pulsed Cyclophosphamide is not administered by highly-qualified personnel in a controlled and regulated clinical setting. While the previous studies are important to the Company’s Revimmune™ development plan, they are not considered sufficient to support regulatory approval. At the core of the Company’s Revimmune development plan is a recognition that controlled and randomized clinical trials will be necessary to demonstrate the efficacy of High-Dose Pulsed Cyclophosphamide to the satisfaction of the FDA and that safety will be an important regulatory and clinical concern which the Company believes will require an FDA approved formal REMS.

There are approximately 80 recognized autoimmune diseases. The Company previously planned to conduct its first randomized and controlled trial of Revimmune in multiple sclerosis (“MS”) , because of the potentially significant impact of such a study and the number of MS patients previously treated with High Dose Cyclophosphamide. However, due to the Company’s limited capital and resources, the Company has modified its Revimmune development plan so as to initially focus on less prevalent autoimmune diseases where the Company perceives a significant unmet medical need including: diffuse systemic sclerosis and autoimmune hemolytic anemia. Subject to the Company’s capital availability, it plans to undertake clinical trials of Revimmune for the treatment of these two autoimmune diseases in a parallel manner. Diffuse systemic sclerosis and autoimmune hemolytic anemia represent diseases for which the Company believes significant unmet medical needs exist. There is no standard treatment for systemic sclerosis, and while the standard treatment for autoimmune hemolytic anemia is effective for a subset of patients, patients for which this treatment options is not effective, referred to as refractory patients, have very limited options. The Company believes that the significant unmet medical need, the shorter and severe disease course and the smaller prevalence of these autoimmune diseases make them appropriate for the Company’s initial focus. Notwithstanding the initial focus of the Company’s current Revimmune development plan, it continues to believe that new treatment options are needed for MS and the Company remains interested in ultimately conducting studies with Revimmune in MS.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

In September 2007, the Company conducted a meeting with the Federal Food and Drug Administration (“FDA”) regarding its proposed design of a clinical trial for Revimmune to treat MS. The Company considered the FDA meeting to have been constructive. However, with the change in the Company’s Revimmune development plan, it is currently preparing for an additional meeting with the FDA to discuss possible studies in diffuse scleroderma and/or autoimmune hemolytoic anemia. Based on FDA input, the Company anticipates filing an Investigational New Drug Application(s) (“IND”) under which it hopes to conduct its planned clinical trials. Further, the Company plans to discuss with the FDA its plans for a REMS to be developed under the Food and Drug Administration Amendments Act of 2007.

Biovest has completed its Phase 3 clinical trial of BiovaxID for the indication of FL. Under Biovest’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the FDA and European Medicines Agency (“EMEA”) to discuss next steps required for approval. Biovest has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Biovest’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. Biovest’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing and development activities as well as its global research and strategy consulting business, the use of cash on hand, trade vendor credit, restructuring of outstanding debt obligations through the Chapter 11 reorganization proceedings, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for product development is dependent upon the Company’s ability to obtain additional funding in the near term. Additional sources of funding have not been established; however, the Company anticipates seeking additional financing potentially from a number of sources, including the sale of equity or debt securities, strategic collaborations and recognized research funding programs. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay its existing liabilities as they become due is dependent upon the Company’s ability to obtain significant external funding, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources when required, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

5. Inventories:

Inventories consist of the following:

	December 31, 2010 (Unaudited)	September 30, 2010
Finished goods	$57,509	$104,155
Work-in-process	93,961	—
Raw materials	277,878	312,932

	$429,348	$417,087

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

6. Intangible assets:

Intangible assets consist of the following:

	December 31, 2010 (Unaudited)	September 30, 2010	Weighted Average Amortization Period

Amortizable intangible assets:
Noncompete agreements	2,104,000	2,104,000	3.5 years
Patents	103,244	103,244	3.0 years
Purchased customer relationships	666,463	666,463	10.0 years
Product rights	28,321	28,321	18.4 years
Software	438,329	438,329	3.5 years
Trademarks	1,285,960	1,285,960	3.0 years

	4,626,317	4,626,317
Less accumulated amortization	(3,657,054)	(3,542,355)

Total intangible assets	$969,263	$1,083,962

7. Reserve for unresolved claims:

Reserve for unresolved claims consists of disputed amounts in the Company’s Reorganization Plan (Note 2). These claims remain outstanding before the Bankruptcy Court, and the Company anticipates each claim will be resolved during the current fiscal year.

8. Notes payable:

Notes payable of approximately $0.1 million consists primarily of priority and convenience claims to be paid within six months of the Effective Date. All notes payable at September 30, 2010 had been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2010, as a result of the Company’s Chapter 11 filings on November 10, 2008 (Note 2).

9. Convertible long-term debt:

Convertible promissory notes consist of the following:

in thousands

	December 31, 2010	September 30, 2010
Accentia Class 3 Plan Notes	3,923	—
Accentia Class 5 Plan Debentures	479	—
Accentia Class 6 Plan Debentures	6,957	—
Accentia Class 9 Plan Debentures	16,721	—
Accentia Class 13 Plan Notes	4,291	—
Biovest Class 8 Option C Promissory Note	1,773	—
Biovest Empery Promissory Notes	46	—

	34,190	—
Less current maturities	(22,867)	—

	11,323	—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Accentia Class 3 Plan Note:

Effective as of November 17, 2010, the effective date of the Company’s Plan (the “Effective Date”), the Company issued, a new promissory note to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank, and as payment of the Company’s obligation to Southwest Bank prior to the Effective Date of the Plan (the “Class 3 Plan Note”), in an original principal amount of $4,483,284. The Company is not obligated to pay the Class 3 Plan Note in cash, but rather through quarterly conversions into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. The following are the material terms and conditions of the Class 3 Plan Note:

•	the Class 3 Plan Note matures on November 17, 2012;

•	interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum;

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 3 Automatic Conversion Date”), and provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 3 Plan Note plus the Class 3 Interest as of the Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Class 3 Automatic Conversion Price per share of the Company’s common stock. On the Effective Date, the first quarterly installment in the amount of approximately $0.56 million was converted into shares of the Company’s common stock at a conversion rate equal to $1.36 per share, resulting in the issuance of 412,067 shares of the Company’s common stock;

•

the Class 3 Plan Note is secured by a lien on 15 million shares of Biovest’s common stock owned by the Company (the “Class 3 Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note; and

•	if, on any Class 3 Automatic Conversion Date, the Class 3 Automatic Conversion Price is less than $1.00 per share, Dennis Ryll may, at his election, either:

•	convert the Class 3 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share of the Company’s common stock; or

•

liquidate that number of the Class 3 Pledged Shares which equals the Class 3 Automatic Conversion Amount using a conversion rate for the Class 3 Pledged Shares equal to the average of the trading price of shares of Biovest common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date.

Accentia Class 5 Plan Debenture and Warrants:

Effective as of November 17, 2010, the Company issued, in satisfaction of the 2006 Secured Debentures outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”) in the original principal amount of $3,109,880. The Company is not obligated to pay the Class 5 Plan Debentures in cash, but rather through the conversion by the holders into shares of the Company’s common stock or, subject to certain conditions, by exchanging the Class 5 Plan Debentures into shares of Biovest common stock owned by the Company during the term of the Class 5 Plan Debentures which mature on May 17, 2012.

The following are the material terms and conditions of the Class 5 Plan Debentures:

•

the Class 5 Plan Debentures mature on May 17, 2012 (provided, however, in the event that the average of the trading price of Biovest’s common stock (as determined in accordance with the Class 5 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding such maturity date is below $0.75, then the maturity date will automatically be extended for an additional twelve (12) months [May 17, 2013]), and the outstanding principal together with all accrued but unpaid interest is due on such maturity date;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

•

commencing on August 15, 2011, if the trading price of the Company’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least 150% of the fixed conversion price for a holder of Class 5 Plan Debentures for any ten (10) consecutive trading days (in the case of a conversion into the Company’s common stock), or the trading price of Biovest’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least $1.25 for any ten (10) consecutive trading days (in the case of an exchange into Biovest’s common stock), the Company, at its option, may (a) convert the then outstanding balance of all of the Class 5 Plan Debentures into shares of the Company’s common stock at a conversion rate equal to the fixed conversion price for each holder of Class 5 Plan Debentures, or (b) exchange the then outstanding balance of all of the Class 5 Plan Debentures into shares of Biovest’s common stock owned by the Company at a rate equal to $0.75 per share of Biovest’s common stock (with certain exceptions set forth in the Class 5 Plan Debentures and the Plan); and

•

in the event a holder of Class 5 Plan Debentures elects to receive shares of Biovest’s common stock, then such holder will be subject to certain restrictions set forth in the Class 5 Plan Debentures and the Plan regarding Biovest’s common stock from November 17, 2010 through February 15, 2011.

Effective as of November 17, 2010, the Company executed and delivered the following warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of the Company’s common stock or up to 14.4 million shares of Biovest’s common stock owned by the Company. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 5 Plan Warrants and the Plan.

Accentia Class 6 Plan Debentures and Warrants:

Effective as of November 17, 2010, the Company issued, in satisfaction of the 2008 Secured Debentures outstanding prior to the Effective Date, new debentures (the “Class 6 Plan Debentures”) in the original principal amount of $9,730,459. The Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest is due in cash on such date.

The following are the material terms and conditions of the Class 6 Plan Debentures:

•

interest accrues and is payable on the outstanding principal under the Class 6 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum and each of the Class 6 Plan Debentures is secured by a lien on certain assets of the Company;

•

at the option of a holder of Class 6 Plan Debentures, such holder may elect to convert all of the then outstanding balance of its Class 6 Plan Debentures into shares of the Company’s common stock at a conversion rate equal to $1.10 per share of the Company’s common stock; and

•

commencing on May 15, 2011, if the trading price of the Company’s common stock (as determined in accordance with the Class 6 Plan Debentures and the Plan) is at least 150% of $1.10 per share for any ten (10) consecutive trading days, the Company, at its option, may convert the then outstanding balance of all of the Class 6 Plan Debentures into shares of the Company’s common stock at a conversion rate equal to $1.10 per share of the Company’s common stock.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

On November 17, 2010, the Company executed and delivered the following warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of the Company’s common stock. The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

On November 17, 2010, $2,672,548 in Class 6 Plan Debentures were converted into the Company’s common stock at a conversion price equal to $1.10 per share, resulting in the issuance of 2,429,588 shares of the Company’s common stock.

Accentia Class 9 Plan Debentures and Warrants:

Effective as of November 17, 2010, , the Company issued, in satisfaction of the 2007 Debentures outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original principal amount of $19,109,554. The Company is not obligated to pay the Class 9 Plan Debentures in cash, but rather through the conversion by the holders into shares of the Company’s common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures.

The following are the material terms and conditions of the Class 9 Plan Debentures:

•

on the Effective Date and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 9 Automatic Conversion Date”), and provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 9 Automatic Conversion Date (the “Class 9 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 9 Plan Debentures (the “Class 9 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the lesser of $1.25 per share or the Class 9 Automatic Conversion Price per share. On the Effective Date, a total of approximately $2.4 million of the original principal amount of the Class 9 Plan Debentures was converted into Company common stock at a conversion price equal to $1.25 per share, resulting in the issuance of 1,910,963 shares of the Company’s common stock;

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

On the Effective Date, the Company executed and delivered the following warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of the Company’s common stock. The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Accentia Class 13 Plan Note and Warrants:

Effective as of November 17, 2010, the Company issued, in satisfaction of the Convertible Preferred Stock outstanding prior to the Effective Date of the Plan, new promissory notes (the “Class 13 Plan Notes”) in the original principal amount of $4,903,644. The Class 13 Plan Notes mature on November 17, 2012 (the “Class 13 Plan Notes Maturity Date”), and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes. The Company has no obligation to pay the Class 13 Plan Notes in cash at maturity, but rather through the conversions by the holders into shares of the Company’s common stock.

The following are the material terms and conditions of the Class 13 Plan Notes:

•

on the Effective Date and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 13 Automatic Conversion Date”), and provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 13 Automatic Conversion Date (the “Class 13 Automatic Conversion Price”) is at least $1.00 per share, one-eighth ( 1/8th) of the original balance of the Class 13 Plan Notes (the “Class 13 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Class 13 Automatic Conversion Price per share. On the Effective Date, a total of approximately $0.6 million of the outstanding principal amount of the Class 13 Plan Notes was converted into the Company’s common stock at a conversion price equal to $1.36 per share, resulting in the issuance of 450,708 of the Company’s common stock;

•

if, on any Class 13 Automatic Conversion Date, the Class 13 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 13 Plan Notes may elect to convert the Class 13 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 13 Plan Notes at the Class 13 Plan Note Maturity Date will be due and payable in full, at the election of the Company, in either cash or in shares of the Company’s common stock at a conversion rate equal to the greater of the average of the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 13 Plan Notes Maturity Date or $1.00;

•

if, at any time during the term of the Class 13 Plan Notes, the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) is at least 125% of $1.25 per share for ten (10) consecutive trading days, a holder of Class 13 Plan Notes, at its option, may convert any or all of the then outstanding principal balance of its Class 13 Plan Notes into shares of the Company’s common stock at a conversion rate equal to the Class 13 Automatic Conversion Price used for the initial conversion on the Effective Date; and

•

if, at any time during the term of the Class 13 Plan Notes, the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) is at least 150% of $1.25 per share for thirty (30) consecutive trading days, the Company, at its option, may require the conversion of all or any portion of the then aggregate outstanding principal balance of the Class 13 Plan Notes at a conversion rate equal to the Class 13 Automatic Conversion Price used for the initial conversion on the Effective Date.

Effective as of November 17, 2010, the Company executed and delivered the following warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of the Company’s common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Biovest Class 8 Option C Note:

Effective as of November 17, 2010, the effective date of Biovest’s Plan (the “Effective Date”), Biovest became obligated to certain of its unsecured creditors in the principal amount of approximately $2.0 million (the “Option C Notes”). The holders received an amount equal to 100% of such claimant’s allowed Class 8 unsecured claim (including post-petition interest under the Biovest’s Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes, as well as, 0.2 million shares of Biovest common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011 as follows:

•

Provided that the average of the volume weighted average prices for Biovest’s common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth (1/8th) of the Option C Notes plus accrued interest will be automatically converted into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP.

•

If the Ten Day VWAP is less than $1.00 per share, the notes will not automatically convert into shares of Biovest common stock, but will instead become payable at maturity (August 17, 2012), unless the Option C Note holder elects to convert one-eighth (1/8th) of the Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share.

•

Any portion of the Option C Notes and any Option C interest that are outstanding at maturity (August 17, 2012) will be due and payable in full, at the election of Biovest, in either cash or in shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP.

•

If, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Notes holder, at its option, may convert any or all of the Option C Notes, plus the then accrued and unpaid interest into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

•

If, at any time prior to August 17, 2012, the volume weighted average price for Biovest common stock is at least $1.88 per share for thirty (30) consecutive trading days, Biovest, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

Biovest Exit Financing and Warrant Transaction:

On October 19, 2010, Biovest completed a financing as part of its Plan (the “Exit Financing”). Pursuant to the Exit Financing, Biovest issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of Biovest’s common stock (the “Initial Warrants”) to twelve accredited investors (the “Buyers”). Pursuant to the transaction, Biovest issued two separate Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Company common stock (the “Series B Exchange Warrants”).

The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears; the first date for an interest payment was December 1, 2010;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

•	interest payments are payable at Biovest’s election in either cash or subject to certain specified conditions, in shares of Biovest’s common stock;

•

Biovest may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of Biovest’s common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of Biovest’s common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, Biovest, at its option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of Biovest’s common stock at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the investors the right to purchase 8,733,096 shares of Biovest’s common stock (the “Series A Warrant Shares”) and;

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if Biovest issues or sells any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, the investors have the right to substitute any of the applicable variable price formulation for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of Biovest’s common stock were issued to the Buyers.

As of December 31, 2010, a total of $4.2 million in principal on the Exchange Notes had been converted to Biovest common stock, resulting in the issuance to the Buyers of 5.0 million shares of Biovest’s common stock. The remaining principal balance outstanding on the Exchange Notes is $2.8 million as of December 31, 2010.

The Exchange Notes and Warrants contain conversion and adjustment features required to be classified as derivative instruments and recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

Future maturities of convertible debt are as follows:

Years ending December 31,
2011	15,430
2012	17,584
2013	6,958

Total maturities	39,972
Less unamortized discount:	(5,782)

34,190

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

10. Other long-term debt

Other long-term debt consists of the following:

in thousands
	December 31, 2010	September 30, 2010
Accentia Class 2 Laurus/Valens Term Note	8,800	—
Accentia Class 4 Promissory Note	4,343	—
Accentia Class 10 Plan Distributions	2,402	—
Biovest Laurus/Valens Term Notes	27,627	—
Biovest Class 8 Plan Distributions	2,712	—

	45,884	—
Less current maturities	-	—

	45,884	—

Accentia Class 2 Laurus/Valens Term Note:

Effective as of November 17, 2010, the effective date of the Company’s Plan (the “Effective Date”), the Company issued term notes and security agreements to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (“Laurus/Valens”), in the original principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term Notes:

•	the Laurus/Valens Term Notes mature on November 17, 2012 and may be prepaid at any time without penalty;

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

•

a first lien on all of the assets of the Company, junior only to the liens granted under the Plan to holders of the Class 6 Plan Debentures, in the original aggregate principal amount of $8,906,098 and certain permitted liens;

•	a pledge by the Company to Laurus/Valens of (a) all of the Company’s equity interests in Analytica, and (b) 20,115,818 shares of common stock of Biovest owned by the Company;

•	all of the assets of Analytica, which secure a guaranty of Analytica as to the entire indebtedness under the Laurus/Valens Term Notes; and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

On the November 17, 2010, 2,236,848 shares of the Company’s common stock were issued to Laurus/Valens for payment of Laurus/Valens Class 5 and Class 13 claims aggregating approximately $6.0 million at a conversion rate equal to $2.67 per share.

Accentia Class 4 Promissory Note:

Effective as of November 17, 2010, the Company issued, a new promissory note in the original principal amount of $4,342,771 to McKesson Corporation (“McKesson”) (the “Class 4 Plan Note”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated), and the outstanding principal together with all accrued but unpaid interest is due on such date. The following are the material terms and conditions of the Class 4 Plan Note:

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

Accentia Class 10 Plan Distributions:

Effective as of November 17, 2010, the Company became obligated required to pay approximately $2.4 million in cash on March 17, 2014, to unsecured creditors holding Class 10 claims under the Plan (the “Class 10 Plan Distributions”).

The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum.

Unsecured creditors holding an aggregate total of $3,287,695 in Class 10 claims elected to convert those Class 10 claims into shares of the Company’s common stock valued at the average market price for the Company’s common stock over the ten trading days preceding the Effective Date. On the Effective Date, the Company issued 2,417,431 shares of the Company’s common stock to these Class 10 unsecured creditors at a conversion price equal to $1.36 per share.

Biovest Laurus/Valens Term Notes:

Under the Biovest Plan, Biovest issued two new notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate original principal amount of $29.06 million to Laurus/Valens in compromise, and satisfaction of secured claims prior to the Effective Date.

The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original principal amount of the Laurus/Valens Term A Notes was $24.9 million;

•	the Laurus/Valens Term A Notes are due in one installment of principal and interest due at maturity on November 17, 2012;

•	interest accrues at the rate of eight percent per annum (with a twelve percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

•	Biovest may prepay the Laurus/Valens Term A Notes, without penalty, at any time;

•	Biovest is required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

•

a prepayment equal to thirty percent of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by Biovest) of certain capital raising transactions (with certain exclusions), but only up to the then outstanding principal and accrued interest under the Laurus/Valens Term A Notes;

•	from any intercompany funding by the Company to Biovest (with certain exceptions and conditions); and

•

a prepayment equal to fifty percent (50%) of the positive net cash flow of Biovest for each fiscal quarter after the Effective Date, less the amount of certain capital expenditures on certain biopharmaceutical products of Biovest made during such fiscal quarter or during any prior fiscal quarter ending after November 17, 2010.

On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Biovest Exit Financing.

The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	The original principal amount of the Laurus/Valens Term B Notes was $4.16 million;

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•	interest accrues at the rate of eight percent per annum (with a twelve percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

•

provided that the Laurus/Valens Term A Notes have been paid in full, Biovest is required to make mandatory prepayments under the Laurus/Valens Term B Notes from any intercompany funding by the Company to Biovest (with certain exceptions and conditions), but only up to the outstanding principal and accrued interest under the Laurus/Valens Term B Notes.

With the prior written consent of Laurus/Valens, Biovest may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of Biovest’s common stock. The number of shares of Biovest’s common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for shares of Biovest common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of the assets of Biovest and its subsidiaries, junior only to the lien granted to Corp Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are guaranteed by the Company (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by a pledge by the Company of 20,115,818 shares of Biovest’s common stock owned by the Company and by the assets of the Company’s subsidiary, Analytica International, Inc.

The Laurus/Valens Term A and B Notes have replaced the following obligations due to Laurus and its affiliates:

•	$7.799 million note payable to Laurus originated March 2006;

•	$0.250 million note payable to Valens Offshore SPV II, Corp originated October 2007;

•	$0.245 million note payable to Valens U.S. SPV I, LLC originated October 2007;

•	$3.6 million note payable to Valens Offshore SPV II, Corp originated December 2007;

•	$4.9 million note payable to Valens U.S. SPV I, LLC originated December 2007;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

•	$7.5 million minimum royalty due on sales of AutovaxID™ instrumentation originated in April 2007; and

•	$4.4 million loan modification fee, originated July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

The fair value of the Laurus/Valens Term A and B Notes was recorded against the combined carrying value of the obligations listed above resulting in a $6.7 million gain on reorganization for the three months ended December 31, 2010.

Biovest Class 8 Option A Obligations:

Effective as of November 17, 2010, under Biovest’s Plan, Biovest became obligated to pay to the Biovest unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014. These unsecured claims include, but is not limited to the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities. The fair value of the Option A Obligations was recorded against the carrying value of each claim holder electing an Option A distribution as of the Effective Date, resulting in a $0.5 million gain on reorganization for the three months ended December 31, 2010.

Future maturities of other long-term debt are as follows:

Years ending December 31,
2012	27,866
2013	8,560
2014	9,458

45,884

11. Derivative Liabilities

The following tabular presentation reflects the components of derivative financial instruments:

	December 31, 2010 (unaudited)	September 30, 2010(1)
Embedded derivative instruments, bifurcated	$—	$18,224,001
Freestanding derivatives:
Warrants issued with convertible debt	—	10,020,236
Warrants issued with note payable	—	7,594,600
Warrants issued with preferred stock	—	1,077,118
Warrants issued with other debt	—	467,564
Warrants issued with settlement	1,299,031	1,844,200
Default and investment put options, Biovest	—	219,700
Investment put option, Accentia	—	2,928,838
Biovest investor share distribution	442,750	—
Biovest warrants issued with convertible debt	5,675,639	—
Biovest debt conversion option	661,789	—

	$8,079,209	$42,376,257

(1)	As a result of the Company’s Chapter 11 proceedings, some derivative liabilities listed in the table above became prepetition indebtedness under the Plan. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet at September 30, 2010. Only warrants issued with settlement were classified as derivative liabilities at September 30, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Derivative gains (losses) in the accompanying statements of operations relate to the individual derivatives as follows:

	December 31, 2010 (unaudited)	December 31, 2009
Embedded derivative instruments, bifurcated	$(3,576,764)	$179,739
Freestanding derivatives:
Warrants issued with convertible debentures	289,271	(772,048)
Warrants issued with term note payable	(1,583,088)	615,051
Warrants issued with preferred stock	—	(93,009)
Warrants issued with other debt	—	(75,872)
Default and investment put options, Biovest	(3,030)	(5,465)
Investment put option, Accentia	—	121,790
Investor share distribution, Biovest	255,063	—
Warrants issued for settlement	545,168	—

	$(4,073,380)	$(29,814)

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2010 (unaudited)				September 30, 2010

Fair value measurements:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Liabilities

Derivative liabilities	$ —	$ 8,079,209	$ —	$ 8,079,209	$ —	$ 42,376,257	$ —	$ 42,376,257

12. Related party transactions:

Biovest Claims of Ronald E. Osman:

Effective as of November 17, 2010, the holder of Biovest’s May 9, 2008 promissory note, Ronald E. Osman, a director of Biovest, elected to convert the entire outstanding principal balance under the note (approximately $1.0 million) plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of Biovest common stock.

Biovest DIP Lender Plan Note:

Effective as of November 17, 2010, Biovest executed and delivered in favor of Corps Real, LLC, an Illinois limited liability company (“Corps Real”), the members of which are directors of or are affiliated with directors of Biovest and the Company, a secured convertible promissory note (the “DIP Lender Plan Note”), in an original principal amount equal to $2,291,560 and allows Biovest to draw up to an additional $0.9 million on the note. The DIP Lender Plan Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008, which we previously executed in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012 and all principal and accrued but unpaid interest is payable in cash on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. Biovest may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of Biovest common stock at a conversion rate of $0.75 per share of Biovest common stock. The DIP Lender Plan Note is secured by a first priority lien on all of Biovest’s assets.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

BDSI/Arius Settlement:

On February 17, 2010, the Bankruptcy Court entered an Order approving an Emezine Settlement Agreement (the “Settlement Agreement”) between the Company and BioDelivery Sciences International, Inc. (“BDSI”), and entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, the Company’s wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”).

The purpose of the Settlement Agreement is to memorialize the terms and conditions of a settlement, between the Company and BDSI regarding claims relating to a Distribution Agreement dated March 12, 2004 between Arius and TEAMM (the “Distribution Agreement”) related to the marketing and distribution of Emezine, a product licensed by Arius from Reckitt Benckiser Healthcare (UK) Limited. Following the issuance in February 2006 by the FDA of a non-approvable letter with respect to the NDA for Emezine, BDSI ceased its Emezine related development efforts and on December 17, 2008, the Distribution Agreement was terminated. The Settlement Agreement resolves the Company’s claims against BDSI under the terminated Distribution Agreement.

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

(c)	issued to BDSI a warrant (“Warrant”) to purchase two (2) million shares of Biovest common stock held by the Company, with an exercise price of $0.84 and an expiration date of March 4, 2017. During the initial two (2) year exercise period, any exercise of the Warrant by BDSI will be subject to approval by Biovest.

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

The fair value of the warrant issued to BDSI was estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The value included in derivative liability is adjusted quarterly and the change is recorded to derivative gain or loss. The value on the grant date was approximately $1.0 million. The value at the end of current period was approximately $1.3 million, resulting in a derivative gain for the three months ended December 31, 2010 of approximately $0.5 million which is recorded as a derivative liability as of December 31, 2010 on accompanying balance sheet.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

13. Liabilities subject to compromise:

As a result of the Company’s Chapter 11 filings, the payment of prepetition indebtedness was subject to compromise or other treatment under the Plan prior to the Effective Date. ASC Topic 852 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

The following table reflects liabilities subject to compromise prior to November 17, 2010:

September 30, 2010
Accounts payable and accrued expenses(1)(2)(3)	$ 15,232,863
Hybrid financial instrument	3,608,674
Convertible debentures	28,626,149
Laurus term note	8,800,000
Valens 15% convertible note, Biovest	926,300
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	28,522,108
Unsecured promissory notes payable to Pulaski Bank and Trust Company(1)	1,161,900
Unsecured promissory note payable to Southwest Bank of St. Louis	228,330
Southwest line of credit	4,000,000
Notes payable, related parties	2,313,623
Other notes payable	610,683
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	6,318,233
Derivative liabilities	40,532,057
Dividend payable	479,452
Other	2,209,756

$ 143,570,128

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Stock options and warrants issued, terminated/forfeited and outstanding as of December 31, 2010 are as follows:

	Shares	Average Exercise Price Per Share
Options:
Outstanding, October 1, 2010	24,255,580	$0.81
Granted	—	—
Terminated or forfeited	(27,147)	2.89
Exercised	—	—

Outstanding December 31, 2010	24,228,433	$0.81

Warrants:
Outstanding, October 1, 2010	20,280,800	$2.51
Granted	—	—
Terminated or forfeited	(5,213,436)	2.68
Exercised	—	—

Outstanding December 31, 2010	15,067,364	$2.45

A summary of the status of the Company’s nonvested stock options as of December 31, 2010, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2010	20,897,833
Granted	—
Vested	(2,584,394)
Forfeited	(27,147)

Nonvested at December 31, 2010	18,286,292	$0.40	$7,417,348

There were no stock options grants during the quarter ended December 31, 2010.

Stock compensation expense was $10.8 million for the quarter ended December 31, 2010 and $0.4 million for the quarter ended December 31, 2009. Approximately $1.8 million in stock compensation expense will be recognized over the next five (5) quarters, as a result of the vesting of shares.

15. Segment information:

During 2004, the Company through its subsidiary, Analytica, made an insignificant acquisition of a foreign entity, IMOR, this subsidiary ceased operations during the quarter ended March 31, 2010. Therefore, segment information on a geographic basis is only presented below for the year quarter ended December 31, 2010:

	Three months ended December 31, 2010
	Domestic	International (Europe)	Total
Net sales	$2,742,720	$943,254	$3,685,974
Net loss	(3,280,003)	(307,979)	(3,587,982)
Total Assets	8,145,716	1,600,884	9,746,600
Goodwill	893,000	300,437	1,193,437

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with the Company’s Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

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

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, Biovest provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, Biovest is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine.

Employment agreements:

The Company has no employment agreements with officers and executives as of December 31, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, Biovest’s cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

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

Royalty agreements:

•

Cancellation and Reduction of Royalty Interests: On the Effective Date, the Company, Biovest, and Laurus/Valens entered into several agreements (the “Laurus/Valens Royalty Termination Agreements”) terminating the following royalties pursuant to the Plan. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID® and Biovest’s other biologic products was reduced from 35.25% to 6.30%. Additionally, the aggregate royalty obligation on the AutovaxID™ instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

Below is the detail of the royalty obligations following the Effective Date:

•	BiovaxID® and other biologic products

•

Accentia. The Royalty Agreement by and between Biovest and the Company, dated as of October 31, 2006, as amended, was terminated, which resulted in the cancellation of all royalty interest of the Company in Biovest’s biologic products. Under the Royalty Agreement, the Company had a 15.5% royalty interest in the gross revenue of Biovest’s biologic products including BiovaxID, as defined in the agreement after allowing for the 4.00% royalty assigned by the Company to Laurus/Valens pursuant to the four (4) separate Assignment of Rights Under Royalty Agreements, each dated as of June 18, 2008, by and among the Company, Biovest, Erato Corp., Valens U.S., Valens I, and PSource, as amended, modified or supplemented thereafter in accordance with their terms; and

•

Laurus/Valens. (i) The Royalty Agreement by and between Biovest and Valens II dated October 30, 2007; (ii) the Royalty Agreement by and between Biovest and Valens II dated December 10, 2007, as amended by a letter agreement dated May 30, 2008, and as further amended, modified or supplemented thereafter in accordance with their terms); (iii) the Royalty Agreement by and between Biovest and Valens U.S. dated October 30, 2007; (iv) the Royalty Agreement by and between Biovest and Valens U.S. dated December 10, 2007, and as amended, modified or supplemented thereafter in accordance with their terms), were all terminated.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

•	AutovaxID™

•

The previously granted royalty equal to three percent (3%) of world-wide net sales (i.e., gross receipts from the world-wide sales of the automated cell and biologic production instrument known as AutovaxID manufactured by Biovest (the “AutovaxID Instruments”) less any rebates, returns and discounts) of AutovaxID Instruments for a period of five (5) years through May 31, 2012, granted to Laurus by Biovest and AutovaxID, Inc. in a letter agreement dated March 19, 2007, was terminated (including the guaranteed minimum royalty in the amount of $7.5 million remaining under such royalty).

Stanford University agreement:

In September 2004, Biovest entered into an agreement with Stanford University (“Stanford”) allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, Biovest is obligated to pay a yearly maintenance fee of $10,000 per year. The agreement also provides that Biovest will pay Stanford $0.1 million within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first), and following approval Biovest is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by Biovest for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Biovest’s agreement with Stanford obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

Sublicense agreements with related parties

On February 27, 2007, the Company entered into a sublicense agreement (the “Accentia Sublicense”) with Revimmune, LLC under which the Company was granted the exclusive worldwide rights to Revimmune™. Revimmune, LLC’s manager is a director of the Company. The perpetual sublicense allows the Company to develop and market a patent pending treatment for autoimmune diseases. The Accentia Sublicense covers the potential treatment of all autoimmune diseases including but not limited to multiple sclerosis.

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

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

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

17. Variable Interest Entities:

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through December 31, 2010. As of December 31, 2010, Revimmune, LLC’s assets and equity were approximately $28,321. The Company had no non-controlling interest in earnings from Revimmune, LLC for the three months ended December 31, 2010.

18. Effective Date (November 17, 2010) of Bankruptcy Plan:

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

Equity Interests (Class 15):

Each of the Company’s common stockholder on the Effective Date was deemed to receive one (1) share of Reorganized Accentia Common Stock (the “Class 15 Plan Shares”) for each share of the Company’s existing common stock held by such stockholder as of the Effective Date. The Company’s Class 15 Plan Shares shall be deemed issued pursuant to Section 1145 of the Bankruptcy Code and shall not have any legend restricting the sale thereof under federal securities laws.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

April 2006 NMTC Transaction:

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the April 2006 NMTC Transaction, in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. The Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest and its affiliates in connection with the April 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s Guaranty, Biovest’s Guaranty, and all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations of all parties to the April 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the April 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC transaction.

December 2006 NMTC Transaction:

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the December 2006 NMTC Transaction, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with the December 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s Guaranty, Biovest’s Guaranty, and all of the subsidiary Guaranties from affiliates and third parties and all other obligations of all parties to the December 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the December 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

Termination of Warrants:

On the Effective Date, all of the following warrants were terminated and cancelled:

•

the common stock purchase warrant dated August 16, 2005, issued by the Company to Laurus for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $2.67 per share;

•

the common stock purchase warrant dated September 29, 2006, issued by the Company to Laurus for the purchase of up to 627,240 shares of the Company’s common stock at an exercise price of $2.75 per share;

•

the common stock purchase warrant dated October 31, 2007, issued by the Company to Laurus for the purchase of up to 4,024,398 shares of the Company’s common stock at an exercise price of $2.67 per share;

•

the common stock purchase warrant dated January 18, 2008, issued by the Company to Valens Offshore, for the purchase of up to 365,169 shares of the Company’s common stock at an exercise price of $2.67 per share; and

•

the common stock purchase warrant dated January 18, 2008, issued by the Company to Valens, for the purchase of up to 196,629 shares of the Company’s common stock at an exercise price of $2.67 per share.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Termination of Material Agreements:

On the Effective Date all of the following documents were terminated:

•	all documents evidencing or relating to loans made by Laurus/Valens to the Company prior to the Effective Date;

•

certain revolving credit agreement between Southwest Bank and the Company dated as of December 30, 2005, certain stock pledge agreement by and between the Company and Southwest Bank dated as of June 16, 2008, and all other documents executed in connection therewith;

•	all documents evidencing or relating to loans made by McKesson to the Company prior to the Effective Date (with certain exceptions set forth in the Plan);

•

all documents evidencing or relating to the 8% secured convertible debentures due September 29, 2010, issued, by the Company in September 2006, in the original aggregate principal amount of $25 million;

•

all documents evidencing or relating to the 8% original issue discount secured convertible debentures due June 19, 2011, issued, by the Company in June 2008, in the original aggregate principal amount of $8,906,098.00;

•	all documents evidencing or relating to the 8% convertible debentures due February 28, 2011, issued, by the Company in February 2007, in the original aggregate principal amount of $24,940,000.00; and

•	all documents evidencing or relating to the Company’s Series A-1 convertible preferred stock, par value $1.00 per share.

19. Subsequent Events:

Issuance of Common Stock:

On January 10, 2011, pursuant to the Retirement Settlement Agreements with Alan M. Pearce, the Company issued to Mr. Pearce 66,000 shares of the Company’s common stock and Biovest issued to Mr. Pearce 56,000 shares of Biovest’s common stock.

Appointment of Certain Officers:

Effective as of January 15, 2011, Garrison J. Hasara, C.P.A. was appointed to serve in the position of Acting Chief Financial Officer and Controller of the Company. In addition, Mr. Hasara was also designated to serve as the Company’s Principal Financial Officer and Principal Accounting Officer in connection with dealings with the Company’s independent audit firm and filings with the SEC.

Effective as of January 15, 2011, Brian D. Bottjer, C.P.A. was appointed to serve in the position of Acting Chief Financial Officer and Comptroller of Biovest. In addition, Mr. Bottjer was also designated to serve as Biovest’s Principal Financial Officer and Principal Accounting Officer in connection with dealings with Biovest’s independent audit firm and filings with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

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

In June 2003, we acquired an 81% interest of Biovest, for an investment of $20.0 million in Biovest pursuant to an investment agreement. Biovest is a biologics company that is developing our BiovaxID patient-specific vaccine for the treatment of FL. As of September 30, 2010, we owned of record approximately 75% of common stock of Biovest with the minority interest being held by approximately 400 shareholders of record. Biovest’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and Biovest therefore files periodic and other reports with the SEC.

Chapter 11 Reorganization

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

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended December 31, 2010 were approximately $2.1 million compared to net sales of $3.7 million for the three months ended December 31, 2009, a decrease of approximately 44%. Sales from both Biovest’s instrumentation segment and Biovest’s cell culture contract segment have decreased year over year. In September 2009, Biovest entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. As a result of this contract, $0.3 million in revenue was recorded in the quarter ended December 31, 2009. Analytica’s sales decreased 49% to $1.1 million compared to the same quarter in the previous fiscal year primarily due to the cessation of the clinical trial services business of our German subsidiary which accounted for $0.9 million of revenue for the three months ended December 31, 2009. Our grant revenue for the quarter ended December 31, 2010 relating to the Qualifying Therapeutic Discovery Program was $0.3 million. There was no grant revenue for the quarter ended December 31, 2009.

Research and Development Expenses. Our research and development costs were approximately $0.3 million for the three months ended December 31, 2010 and December 31, 2009. Research and development costs consist primarily of salaries and research facility costs.

General and Administrative Expenses. Our general and administrative expenses were approximately $12.4 million for the three months ended December 31, 2010; an increase of $10.9 million over the three months ended December 31, 2009. This increase is primarily due to an increase in share-based compensation of $10.4 million. This increase is attributable to the expense related to options granted during our bankruptcy with vesting contingent upon our emergence from bankruptcy in addition to the market value of 1.5 million shares issued to executives on the Effective Date. The remainder of the increase is primarily due to an increase in professional fees in conjunction with our resumption of financial statement audits associated with our filings with the Securities and Exchange Commission (“SEC”).

Derivative loss. Derivative loss was approximately $4.1 million for the three months ended December 31, 2010 as compared to a loss of $0.03 million for the three months ended December 31, 2009. This increase is primarily related to derivative instruments issued in conjunction with our various financings, and was offset by the decrease in our common stock price and Biovest’s common stock price, on which the derivative liabilities are based, during the quarter ended December 31, 2010.

Gain on reorganization. The gain on reorganization was recognized on November 17, 2010, the Effective Date of our Joint Plan of Reorganization. The gain is primarily a result of settling claims with cash or stock at amounts less than the recorded value. Additional gain or loss may be recognized depending on the outcome of the final disposition of certain unresolved claims.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We have historically had significant losses from operations. On December 31, 2010, we had an accumulated deficit of approximately $327 million and a working capital deficit of approximately $38 million. Cash and cash equivalents at December 31, 2010, was approximately $3.8 million, of which $3.5 million was attributable to Biovest. On November 10, 2008, we, along with all of our subsidiaries, filed a voluntary petition for reorganization under Case No. 8:08-bk-17795-KRM (the “Chapter 11”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). We intend to attempt to meet our cash requirements through proceeds from our cell culture and instrument manufacturing activities from our Biovest subsidiary, income from our Analytica subsidiary, and the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully execute the obligations under our Plan and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Revimmune™, BiovaxID®, and AutovaxID™.

Capital Raised through Equity Issuances

We have received funding from our initial public offering, private placements of our common and preferred stock, the issuance of convertible debentures and the exercise of warrants and options to purchase capital stock.

Corps Real, LLC-Biovest

On November 17, 2010, the effective date of the Biovest Plan (the “Effective Date”), in accordance with the terms of Biovest’s First Amended Plan of Reorganization, Biovest executed and delivered in favor of Corps Real, LLC, an Illinois limited liability company (“Corps Real”), the members of which are directors of, or are affiliated with directors, of Biovest and the Company a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount of $2,291,560. The DIP Lender Plan Note amends and restates the $3.0 million secured line of credit promissory note dated December 22, 2008, previously executed by Biovest in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012, and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. Biovest may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corp Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of Biovest’s common stock at a conversion rate of $0.75 per share of Biovest’s common stock. The DIP Lender Plan Note is secured by a first priority lien on all of Biovest’s assets. As of December 31, 2010, the outstanding principal amount of the DIP Lender Plan Note, as issued, on the Effective Date has remained unchanged.

Exit Financing Biovest

On October 19, 2010, Biovest completed a financing as part of its Plan (the “Exit Financing”). Pursuant to the Exit Financing, Biovest issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of Biovest’s common stock (the “Initial Warrants”) to a total of twelve accredited investors (the “Buyers”). In connection with the Exit Financing, Biovest and the Buyers entered into a Securities Purchase Agreement, dated October 19, 2010 (the “Purchase Agreement”), pursuant to which Biovest sold and issued the Initial Notes and the Initial Warrants to the Buyers. Pursuant to the Purchase Agreement, Biovest issued two separate Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”).

The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears; the first date for an interest payment was December 1, 2010;

•	interest payments are payable at Biovest’s election in either cash or subject to certain specified conditions, in shares of Biovest’s common stock;

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

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase 8,733,096 shares of Biovest common stock (the “Series A Warrant Shares”);

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if Biovest issues or sells any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, the investors have the right to substitute any of the applicable variable price formulation for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of Biovest’s common stock were issued to the Buyers.

As of December 31, 2010, a total of $4.2 million in principal on the Exchange Notes had been converted into shares of Biovest common stock, resulting in the issuance to the Buyers of 5.0 million shares of Biovest’s common stock. The remaining principal balance outstanding on the Exchange Notes was $2.8 million as of December 31, 2010.

Debt Financing

Credit Facility with Laurus Master Fund, Ltd.

Effective as of November 17, 2010, the effective date of our Plan (the “Effective Date”), we issued, to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”), term notes and security agreements in the original principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term Notes:

•	the Laurus/Valens Term Notes mature on November 17, 2012 and may be prepaid at any time without penalty;

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

•

a first lien on all of our assets, junior only to the liens granted under the Plan to holders of the Class 6 Plan Debentures, in the original aggregate principal amount of $8,906,098 and certain permitted liens;

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

On the Effective Date, 2,236,848 shares of our common stock were issued to Laurus/Valens for payment of Laurus/Valens’ Class 5 and Class 13 claims under the Plan aggregating approximately $6.0 million at a conversion rate equal to $2.67 per share. As of December 31, 2010, the outstanding principal amounts of the Laurus/Valens Term Notes, as issued, on the Effective Date, have remained unchanged.

Laurus Master Fund, Ltd. and the Valens Funds - Biovest

On the Effective Date, Biovest issued two new notes (the “Laurus/Valens Term A Notes” and “Laurus/Valens Term B Notes”) in the aggregate original principal amount of $29.06 million to Laurus, PSource, Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens US” and together with Valens I and Valens II, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”) in compromise, and satisfaction of secured claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original principal amount of the Laurus/Valens Term A Notes was $24.9 million;

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

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

•

a prepayment equal to fifty percent (50%) of the positive net cash flow of Biovest for each fiscal quarter after November 17, 2010, less the amount of certain capital expenditures on certain biopharmaceutical products of Biovest made during such fiscal quarter or during any prior fiscal quarter ending after the Effective Date.

On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Biovest Exit Financing. Accordingly, as of December 31, 2010, Biovest’s indebtedness under the Laurus/Valens Term A Notes was $23.5 million.

The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	the original principal amount of the Laurus/Valens Term B Notes was $4.16 million;

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

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

As of December 31, 2010, the outstanding principal amounts of the Laurus/Valens Term B Notes, as issued on the Effective Date, have remained unchanged.

With the prior written consent of Laurus/Valens, Biovest may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of Biovest’s common stock. The number of shares of Biovest’s common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for Biovest’s common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of the assets of Biovest and its subsidiaries, junior only to the lien granted to Corp Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will also be guaranteed by us (the “Accentia Guaranty”), up to a maximum amount of $4,991,360.00. The Accentia Guaranty will be secured by our pledge of 20,115,818 shares of Biovest’s common stock owned by us and by the assets of our subsidiary, Analytica.

McKesson Corporation

On November 17, 2010, we issued, a new promissory note in the original amount of $4,342,771 to McKesson Corporation (“McKesson”) (the “Class 4 Plan Note”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated), and the outstanding principal together with all accrued but unpaid interest is due on such date. As of December 31, 2010, the outstanding principal amount of the Class 4 Plan Note, as issued on the Effective Date, has remained unchanged.

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

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank

On November 17, 2010, we issued, a new promissory note to Dennis Ryll, the holder by assignment of our previously-issued secured note to Southwest Bank, as payment of our obligation to Southwest Bank prior to the Effective Date of our Plan (the “Class 3 Plan Note”), in an original principal amount of $4, 483, 284. We are not obligated to pay the Class 3 Plan Note in cash, but rather through quarterly conversions into shares of our common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by us. The following are the material terms and conditions of the Class 3 Plan Note:

•	the Class 3 Plan Note matures on November 17, 2012;

•	interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum;

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 3 Automatic Conversion Date”), and provided that the average of the trading price of our common stock (as determined in accordance with the Class 3 Plan Note) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 3 Plan Note plus the Class 3 Interest as of the Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the Class 3 Automatic Conversion Price per share of our common stock. On November 17, 2010, the first quarterly installment in the amount of approximately $560,000 was converted into shares of our common stock at a conversion rate equal to $1.36 per share, resulting in the issuance of 412,067 shares of our common stock;

•

the Class 3 Plan Note is secured by a lien on 15.0 million shares of Biovest’s common stock owned by us (the “Class 3 Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note; and

•	if, on any Class 3 Automatic Conversion Date, the Class 3 Automatic Conversion Price is less than $1.00 per share, Dennis Ryll may, at his election, either:

•	convert the Class 3 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share of our common stock; or

•

liquidate that number of the Class 3 Pledged Shares which equals the Class 3 Automatic Conversion Amount using a conversion rate for the Class 3 Pledged Shares equal to the average of the trading price of Biovest’s common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date.

As of December 31, 2010, the outstanding principal amount of the Class 3 Plan Note was $3,922,873.

September 2006 Debentures and Warrants (Class 5)

Effective as of November 17, 2010, we issued, in satisfaction of the September 2006 Secured Debentures outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”), in the original principal amount of $3,109,880. We are not obligated to pay the Class 5 Plan Debentures in cash, but rather through the conversion by the holders into shares of our common stock or, subject to certain conditions, by exchanging the Class 5 Plan Debentures into shares of Biovest common stock owned by us during the term of the Class 5 Plan Debentures which mature on May 17, 2012.

The following are the material terms and conditions of the Class 5 Plan Debentures:

•

the Class 5 Plan Debentures mature on May 17, 2012 (provided, however, in the event that the average of the trading price of Biovest’s common stock (as determined in accordance with the Class 5 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding such maturity date is below $0.75, then the maturity date will automatically be extended for an additional twelve (12) months), and the outstanding principal together with all accrued but unpaid interest is due on such maturity date;

•	interest accrues and is payable on the outstanding principal amount under the Class 5 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum;

•	each of the Class 5 Plan Debentures is secured by a lien on certain shares of Biovest’s common stock owned by us;

•

at the option of a holder of Class 5 Plan Debentures, all or any portion of the then outstanding balance of such holder’s Class 5 Plan Debentures may be converted into shares of our common stock or exchanged for shares of Biovest’s common stock owned by us at the applicable conversion or exchange rate set forth in such Class 5 Plan Debentures;

•

commencing on August 17, 2011, if the trading price of our common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least 150% of the fixed conversion price for a holder of Class 5 Plan Debentures for any ten (10) consecutive trading days (in the case of a conversion into our common stock), or the trading price of Biovest’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least $1.25 for any ten (10) consecutive trading days (in the case of an exchange into Biovest’s common stock), at our option, we may (a) convert the then outstanding balance of all of the Class 5 Plan Debentures into shares of our common stock at a conversion rate equal to the fixed conversion price for each holder of Class 5 Plan Debentures, or (b) exchange the then outstanding balance of all of the Class 5 Plan Debentures into shares of Biovest’s common stock owned by us at a rate equal to $0.75 per share of Biovest’s common stock (with certain exceptions set forth in the Class 5 Plan Debentures and the Plan); and

•

in the event a holder of Class 5 Plan Debentures elects to receive shares of Biovest’s common stock, then such holder will be subject to certain restrictions set forth in the Class 5 Plan Debentures regarding Biovest’s common stock from November 17, 2010 through February 17, 2011.

As of December 31, 2010, the aggregate outstanding principal amount of the Class 5 Plan Debentures, as issued on the Effective Date, has remained unchanged.

Effective as of November 17, 2010, we executed and delivered warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of our common stock or up to 14,400,000 shares of Biovest’s common stock owned by us. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from November 17, 2010, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 5 Plan Warrants.

February 2007 Notes and Warrants (Class 9)

Effective as of November 17, 2010, we issued, in satisfaction of the 2007 Debentures outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original principal amount of $19,109,554. We are not obligated to pay the Class 9 Plan Debentures in cash, but rather through the conversion by the holders into shares of our common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures.

The following are the material terms and conditions of the Class 9 Plan Debentures:

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 9 Automatic Conversion Date”), and provided that the average of the trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 9 Automatic Conversion Date (the “Class 9 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 9 Plan Debentures (the “Class 9 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the lesser of $1.25 per share or the Class 9 Automatic Conversion Price per share. On November 17, 2010, a total of approximately $2.4 million of the original principal amount of the Class 9 Plan Debentures was converted into shares of our common stock at a conversion price equal to $1.25 per share, resulting in the issuance of 1,910,963 shares of our common stock;

•

if, on any Class 9 Automatic Conversion Date, the Class 9 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 9 Plan Debentures may elect to convert the Class 9 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 9 Plan Debentures at the Class 9 Plan Debenture Maturity Date will be due and payable in full, at our election, in either cash or in shares of our common stock at a conversion rate equal to the average trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 9 Plan Debenture Maturity Date (provided that the average trading price for such period is at least $.50 per share);

•

if, at any time during the term of the Class 9 Plan Debentures, the trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) is at least $1.50 per share for ten (10) consecutive trading days, a holder of the Class 9 Debentures, at its option, may convert any or all of the then outstanding principal balance of its Class 9 Plan Debenture into shares of our common stock at a conversion rate equal to the Class 9 Automatic Conversion Price used for the initial conversion on November 17, 2010 but not to exceed $1.25 per share; and

•

if, at any time during the term of the Class 9 Plan Debentures, the trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) is at least $1.88 per share for thirty (30) consecutive trading days, at our option, we may require the conversion of up to $5.0 million of the then aggregate outstanding principal balance of the Class 9 Plan Debentures at a conversion rate equal to the Class 9 Automatic Conversion Price used for the initial conversion on November 17, 2010 but not to exceed $1.25 per share.

As of December 31, 2010, the aggregate outstanding principal amount of the Class 9 Plan Debentures was $16,720,844.

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

January 2008 Notes and Warrants (Class 13)

Effective as of November 17, 2010, we issued, in satisfaction of the Convertible Preferred Stock outstanding prior to the Effective Date of the Plan, new promissory notes (the “Class 13 Plan Notes”) in the original principal amount of $4,903,644. The Class 13 Plan Notes mature on November 17, 2012 (the “Class 13 Plan Notes Maturity Date”), and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes. We have no obligation to pay the Class 13 Plan Notes in cash at maturity, but rather through the conversions by the holders into shares of our common stock.

The following are the material terms and conditions of the Class 13 Plan Notes:

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 13 Automatic Conversion Date”), and provided that the average of the trading price of our common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 13 Automatic Conversion Date (the “Class 13 Automatic Conversion Price”) is at least $1.00 per share, one-eighth ( 1/8th) of the original balance of the Class 13 Plan Notes (the “Class 13 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the Class 13 Automatic Conversion Price per share. On November 17, 2010, a total of approximately $0.6 million of the outstanding principal amount of the Class 13 Plan Notes was converted into shares of our common stock at a conversion price equal to $1.36 per share, resulting in the issuance of 450,708 shares of our common stock;

•

if, on any Class 13 Automatic Conversion Date, the Class 13 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 13 Plan Notes may elect to convert the Class 13 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 13 Plan Notes at the Class 13 Plan Notes Maturity Date will be due and payable in full, at our election, in either cash or in shares of our common stock at a conversion rate equal to the greater of the average of the trading price of our common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 13 Plan Notes Maturity Date or $1.00;

•

if, at any time during the term of the Class 13 Plan Notes, the trading price of our common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) is at least 125% of $1.25 per share for ten (10) consecutive trading days, a holder of Class 13 Plan Notes, at its option, may convert any or all of the then outstanding principal balance of its Class 13 Plan Notes into shares of our common stock at a conversion rate equal to the Class 13 Automatic Conversion Price used for the initial conversion on November 17, 2010; and

•

if, at any time during the term of the Class 13 Plan Notes, the trading price of our common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) is at least 150% of $1.25 per share for thirty (30) consecutive trading days, at our option, we may require the conversion of all or any portion of the then aggregate outstanding principal balance of the Class 13 Plan Notes at a conversion rate equal to the Class 13 Automatic Conversion Price used for the initial conversion on November 17, 2010.

As of December 31, 2010, the aggregate outstanding principal amount of the Class 13 Plan Notes, as issued on the Effective Date, has remained unchanged.

Effective as of November 17, 2010, we executed and delivered warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of our common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from November 17, 2010, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

June 2008 Debentures and Warrants (Class 6)

Effective as of November 17, 2010, we issued in satisfaction of the 2008 Secured Debentures outstanding prior to the Effective Date, new debentures (the “Class 6 Plan Debentures”) in the original principal amount of $9,730,459. The Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest is due in cash on such date.

The following are the material terms and conditions of the Class 6 Plan Debentures:

•

interest accrues and is payable on the outstanding principal under the Class 6 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum and each of the Class 6 Plan Debentures is secured by a lien on certain of our assets;

•

at the option of a holder of Class 6 Plan Debentures, such holder may elect to convert all of the then outstanding balance of its Class 6 Plan Debentures into shares of our common stock at a conversion rate equal to $1.10 per share of our common stock; and

•

commencing on May 15, 2011, if the trading price of our common stock (as determined in accordance with the Class 6 Plan Debentures and the Plan) is at least 150% of $1.10 per share for any ten (10) consecutive trading days, at our option, we may convert the then outstanding balance of all of the Class 6 Plan Debentures into shares of our common stock at a conversion rate equal to $1.10 per share of our common stock.

On November 17, 2010, we executed and delivered warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of our common stock. The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share and an expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

During the period ended December 31, 2010, $2,772,548 in Class 6 Plan Debentures were converted into our common stock at a conversion price equal to $1.10 per share, resulting in the issuance of 2,520,496 shares of our common stock. As of December 31, 2010, the aggregate total outstanding principal amount of the Class 6 Plan Debentures was $6,957,912.

Accentia Class 10 Plan Distributions

Effective as of November 17, 2010, we became obligated to pay approximately $2.4 million in cash on March 17, 2014, to unsecured creditors holding Class 10 claims under the Plan (the “Class 10 Plan Distributions”).

The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum.

Unsecured creditors holding an aggregate total of $3,287,695 in Class 10 claims elected to convert those Class 10 claims into our common stock valued at the average market price for our common stock over the ten trading days preceding the Effective Date. On the Effective Date, we issued 2,417,431 shares of our common stock to these Class 10 unsecured creditors at a conversion price equal to $1.36 per share.

As of December 31, 2010, the aggregate outstanding principal amount of the Class 10 Plan Distributions as issued on the Effective Date has remained unchanged.

Accentia promissory demand notes:

Effective as of November 17, 2010, under Biovest’s Plan, our entire pre-petition claim due from Biovest, was converted into shares of Biovest common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of Biovest common stock.

Biovest Class 8 Option A Obligations

Effective as of November 17, 2010, under Biovest’s Plan, Biovest became obligated to pay to the Biovest unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014 (the “Option A Obligations”). These unsecured claims include, but is not limited to the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities. As of December 31, 2010, the aggregate outstanding principal amount of the Option A Obligations as issued on the Effective Date has remained unchanged.

Biovest Class 8 Option C Promissory Note

Effective as of November 17, 2010, under Biovest’s Plan, Biovest became obligated to certain of its unsecured creditors in the principal amount of approximately $2.0 million (the “Option C Notes”). The holders received an amount equal to 100% of such claimant’s allowed Class 8 unsecured claim (including post-petition interest under Biovest’s Plan at a rate of three percent (3%) per annum) in combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes, as well as, 0.2 million shares of Biovest common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011 as follows:

•

Provided that the average of the volume weighted average prices for Biovest’s common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth (1/8th) of the Option C Notes plus accrued interest will be automatically converted into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP.

•

If the Ten Day VWAP is less than $1.00 per share, the notes will not automatically convert into shares of Biovest common stock, but will instead become payable at maturity (August 17, 2012), unless the Option C Notes holder elects to convert one-eighth (1/8th) of the Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share.

•

Any portion of the Option C Notes and any Option C interest that are outstanding at the maturity (August 17, 2012) will be due and payable in full, at the election of Biovest, in either cash or in shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP.

•

If, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Note Holder, at its option, may convert any or all of the Option C Notes, plus the then accrued and unpaid interest into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

•

If, at any time prior to August 17, 2012, the volume weighted average price for Biovest common stock is at least $1.88 per share for thirty (30) consecutive trading days, Biovest, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

April 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the April 2006 NMTC Transaction, in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. The Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest and its affiliates in connection with the April 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s Guaranty, Biovest’s Guaranty, and all of Biovest’s subsidiary Guaranties from affiliates and third parties and all other obligations of all parties to Transaction I were terminated. Biovest has ceased all activities under the April 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC transaction.

December 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the December 2006 NMTC Transaction, in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with the December 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s Guaranty, Biovest’s Guaranty, and all of the subsidiary Guaranties from affiliates and third parties and all other obligations of all parties to the December 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the December 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

Cash Flows for the Three Months Ended December 31, 2010

For the three months ended December 31, 2010, our cash increased by $3.2 million. Net cash flow from operating activities was $1.3 million. The use for operating activities included a net loss of $7.5 million and additions of $10.8 million for share-based compensation and $4.1 million for derivative loss. There was also an adjustment of $11.4 million for the gain on reorganization.

Net cash outflow from investing activities for the three months ended December 31, 2010 was approximately $0.1 million for the acquisition of property, plant and equipment.

We had net cash flows from financing activities of $4.6 million for the three months ended December 31, 2010. Proceeds from notes payable, related party were approximately $0.3 million, in addition to the $7.0 million proceeds from Biovest’s convertible note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biovest litigation:

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $385,000. Biovest intends to seek the dismissal of this litigation and plans to defend these claims vigorously. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Biovest anticipates that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court as part of an objection to claim which Biovest expects to file shortly.

Other proceedings:

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	Pursuant to our Amended and Restated 2008 Equity Incentive Plan, on November 17, 2010, we issued 750,000 shares of our common stock to Francis E. O’Donnell Jr., M.D.

2.	Pursuant to our Amended and Restated 2008 Equity Incentive Plan, on November 17, 2010, we issued 750,000 shares of our common stock to Alan M. Pearce.

3.	On December 12, 2010, we issued 56,250 shares of our common stock to Rocke Sbar & McLean, P.A. in consideration of legal services provided by Rocke, Sbar & McLean, P.A. These common stock shares were issued in lieu of cash payments for legal services totaling approximately $40,500 (or $0.72 per share).

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 1 and 2 by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising, and each purchaser represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transaction described in paragraph 3 above by virtue of Section 4(2) of the Securities Act in that such sale and issuance did not involve a public offering. The recipient of the securities represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued. The recipient had adequate access, through its relationships with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.2	Term Loan and Security Agreement, dated November 17, 2010 among LV Administrative Services, Inc., the Lenders and Accentia.

10.3	Secured Term Note, dated November 17, 2010, between Accentia and Erato Corp.

10.4	Secured Term Note, Note dated November 17, 2010, between Accentia and PSource Structured Debt Limited.

10.5	Secured Term Note, dated November 17, 2010, between Accentia and Valens Offshore SPV II, Corp.

10.6	Secured Term Note, dated November 17, 2010, between Accentia and Valens U.S. SPV I, LLC.

Exhibit Number	Description of Document
10.7	Warrant Termination Agreement, dated November 17, 2010, between Accentia and Laurus Master Fund, Ltd. (in liquidation).

10.8	Warrant Termination Agreement, dated November 17, 2010, between Accentia and Valens Offshore SPV I, Ltd.

10.9	Warrant Termination Agreement, dated November 17, 2010, between Accentia and Valens U.S. SPV I, LLC.

10.10	Guaranty, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Analytica International, Inc.

10.11	Stock Pledge Agreement (Biovest Common Stock), dated November 17, 2010, between Accentia and LV Administrative Services, Inc.

10.12	Stock Pledge Agreement (Analytica Common Stock), dated November 17, 2010, between Accentia and LV Administrative Services, Inc.

10.13	Security Agreement, dated November 17, 2010, between Analtyica and LV Administrative Services, Inc.

10.14	Grant of Security Interest in Intellectual Property Agreement, dated November 17, 2010, between Analtyica and LV Administrative Services, Inc.

10.15	Grant of Security Interest in Intellectual Property Agreement, dated November 17, 2010, between Accentia and LV Administrative Services, Inc.

10.16	Form of 8.5% Secured Convertible Debenture Due May 17, 2012, dated November 17, 2010 (Class 5).

10.17	Form of Common Stock Purchase Warrant (Class 5), dated November 17, 2010.

10.18	Form of Pledge Agreement, dated November 17, 2010 (Class 5).

10.19	Form of Subsidiary Guarantee, dated November 17, 2010 (Class 5).

10.20	Form of 8.5% Secured Convertible Debenture Due November 17, 2012, dated November 17, 2010 (Class 6).

10.21	Form of Common Stock Purchase Warrant (Class 6), dated November 17, 2010.

10.22	Form of Security Agreement (Class 6), dated November 17, 2010.

10.23	Form of Subsidiary Guarantee (Class 6), dated November 17, 2010.

10.24	Form of Convertible Debenture Due November 17, 2012, dated November 17, 2010 (Class 9).

10.25	Form of Common Stock Purchase Warrant (Class 9), dated November 17, 2010.

10.26	Form of Class 13 Plan Convertible Note, dated November 17, 2010.

10.27	Form of Common Stock Purchase Warrant (Class 13), dated November 17, 2010.

10.28	Resignation Settlement, dated December 31, 2010, between Accentia and Alan M. Pearce.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCENTIA BIOPHARMCEUTICALS, INC. (Registrant)

Date: February 11, 2011	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chief Executive Officer; Chairman of the Board; Director
(Principal Executive Officer)

Date: February 11, 2011	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)