Form 10-Q
period 2011-03-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2011-05-13
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No  ☐

As of April 30, 2011, there were 71,310,708 shares of the registrant’s Common Stock outstanding.

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,529,265	$558,452
Accounts receivable:
Trade, net of allowance for doubtful accounts of $7,587 at March 31, 2011 and September 30, 2010	716,708	1,287,363
Inventories	432,382	417,087
Unbilled receivables	535,195	151,303
Deferred finance costs	161,631	16,077
Prepaid expenses and other current assets	290,053	243,998

Total current assets	4,665,234	2,674,280

Goodwill	893,000	893,000
Intangible assets	854,567	1,083,962
Furniture, equipment and leasehold improvements, net	250,841	142,276
Deferred finance costs, less current portion	94,285	-
Other assets	742,131	216,791

TOTAL ASSETS	$7,500,058	$5,010,309

(Continued)

	March 31, 2011 (Unaudited)	September 30, 2010
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt, convertible	$22,826,375	$—
Accounts payable	939,598	1,139,817
Accrued expenses	1,256,497	1,269,395
Reserve for unresolved claims	6,960,503	—
Due to related party	13,719	—
Unearned revenues	229,002	263,778
Note payable	122,142	—
Notes payable, related parties	—	2,041,005
Customer deposits	113,940	134,613
Derivative liabilities	4,128,663	1,844,200

Total current liabilities	36,590,439	6,692,808

Long-term debt, net of current maturities
Convertible promissory notes	10,401,092	—
Convertible promissory notes, related party	253,391	—
Other long-term debt	45,859,965
Long-term accrued interest	1,115,720
Liabilities subject to compromise	—	143,570,128

Total liabilities	94,220,607	150,262,936

Commitments and contingencies	—	—

Series A convertible redeemable preferred stock, $1.00 par value; none as of March 31, 2011, and 8,950 shares authorized; 7,529 shares issued and outstanding at September 30, 2010	—	7,528,640

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 71,020,209 and 58,243,115 shares issued and 69,472,073 and 58,048,208 shares outstanding at March 31, 2011, and September 30, 2010, respectively	71,020	58,048
Treasury stock, 1,548,136 and 194,907 shares, March 31, 2011 and September 30, 2010, respectively	(1,496,417)	(170,057)
Additional paid-in capital	283,217,320	203,828,364
Accumulated deficit	(328,355,588)	(325,882,720)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.	(46,563,665)	(122,166,365)

Non-controlling interests	(40,156,884)	(30,614,902)

Total stockholders’ deficit	(86,720,549)	(152,781,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,500,058	$5,010,309

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Net Sales:
Products	$843,525	$1,041,512	$1,151,350	$1,960,530
Services	1,472,114	1,066,394	2,906,442	3,833,350
Grant revenue	—	—	319,667	—

Total net sales	2,315,639	2,107,906	4,377,459	5,793,880

Cost of sales:
Products	406,279	455,944	651,767	868,637
Services	1,125,962	1,093,542	2,188,531	3,110,058
Grants	—	—	72,011	—

Total cost of sales (exclusive of amortization of acquired product rights)	1,532,241	1,549,486	2,912,309	3,978,695

Gross margin	783,398	558,420	1,465,150	1,815,185

Operating expenses:
Research and development	417,848	334,839	711,647	625,543
Sales and marketing	28,720	26,029	54,703	54,654
Royalties	30,000	—	30,000	—
General and administrative	3,906,491	1,246,029	16,292,197	2,789,824
Impairment of intangible assets	—	394,570	—	394,570

Total operating expenses	4,383,059	2,001,467	17,088,547	3,864,591

Operating loss	(3,599,661)	(1,443,047)	(15,623,397)	(2,049,406)
Other (expense) income:
Interest expense, including change in fair market value of convertible debentures	(2,055,161)	(8,739,779)	(4,446,932)	(12,107,014)
Derivative gain (loss)	3,838,972	(36,514,314)	(234,408)	(36,543,128)
Loss on deconsolidation of insolvent subsidiary	—	(845,314)	—	(845,314)
Other income	17,117	552,231	27,161	592,330

Loss before reorganization items, non-controlling interest from variable interest entities, discontinued operations and income taxes	(1,798,733)	(46,990,223)	(20,277,576)	(50,952,532)
Reorganization items:
Gain on reorganization	770,912	—	12,146,442	—
Professional fees	—	(189,074)	(357,059)	(471,074)
Gain for provision for indemnity agreements	—	1,374,546	—	2,061,818

	770,912	1,185,472	11,789,383	1,590,744
Loss before income taxes and non-controlling interest	(1,027,821)	(45,804,751)	(8,488,193)	(49,361,788)
Income taxes	—	—	—	(4,556)

Net loss	(1,027,821)	(45,804,751)	(8,488,193)	(49,366,344)

(Continued)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010

Non-controlling interest from variable interest entities and subsidiary	(30,054)	3,443,243	2,449,783	3,469,632

Net loss attributable to Accentia Biopharmaceuticals, Inc.	$(1,057,875)	$(42,361,508)	$(6,038,410)	(45,896,712)
Preferred stock dividend	—	(699,739)	—	(1,399,498)
Loss attributable to common shareholders	$(1,057,875)	$(43,061,247)	$(6,038,410)	$(47,296,210)

Weighted average shares outstanding, basic and diluted	68,775,500	58,048,208	65,844,315	58,048,208

Per share amounts, basic and diluted:
Loss attributable to common stockholders per common share	$(0.02)	$(0.74)	$(0.09)	$(0.81)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interests	Total
Balances, October 1, 2010	58,048,208	$58,048	$203,828,364	$(170,057)	$(325,882,720)	$(30,614,902)	$(152,781,267)
Reclassification upon dissolution of variable interest entities	—	—	—	—	3,565,534	(3,565,534)	—
Share-based compensation	1,566,000	1,566	14,233,630	—	—	—	14,235,196
Reclassification of derivative liability to equity	—	—	35,204,931	—	—	—	35,204,931
Accentia shares issued on effective date upon the conversion of debt	10,072,644	10,073	13,698,945	—	—	—	13,709,018
Accentia shares issued upon the conversion of promissory notes	470,264	470	463,731	—	—	—	464,201
Accentia shares issued for services	56,250	56	40,444	—	—	—	40,500
Accentia shares issued in resolution of disputed claims	806,843	807	419,834	—	—	—	420,641
Treasury shares received on effective date	—	—	—	(1,326,360)	8	—	(1,326,352)

(Continued)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interests	Total
Biovest warrants issued	—	—	1,247,582	—	—	—	1,247,582
Biovest shares issued on effective date for conversion of debt	—	—	6,631,156	—	—	—	6,631,156
Reclassification of Biovest beneficial conversion feature to equity	—	—	2,138,789	—	—	—	2,138,789
Biovest shares issued upon conversion of debt	—	—	566,835	—	—	—	566,835
Biovest shares issued for interest	—	—	360,481	—	—	—	360,481
Biovest shares issued upon the conversion of employee stock options	—	—	6,000	—	—	—	6,000
Accentia owned Biovest shares tendered in payment of Accentia debt	—	—	849,933	—	—	—	849,933
Adjustment to non-controlling interests for change in ownership percentage of majority-owned subsidiary	—	—	3,526,665	—	—	(3,526,665)	—
Net loss for the period	—	—	—	—	(6,038,410)	(2,449,783)	(8,488,193)

Balances, March 31, 2011	71,020,209	$71,020	$283,217,320	$(1,496,417)	$(328,355,588)	$(40,156,884)	$(86,720,549)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ending March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,488,193)	$(49,366,344)
Adjustments to reconcile net loss to net cash flows from operating activities:
Change in fair market value adjustment of convertible debentures	—	4,224,415
Depreciation	41,237	189,537
Amortization	229,395	49,566
Share-based compensation	14,235,196	417,875
Accretion of capitalized finance costs	937,795	683,448
Accretion of debt discounts	949,937	4,049,594
Accretion of royalty liability	—	300,904
Derivative loss (gain)	234,408	36,543,128
Impairment of intangible assets	—	394,570
Issuance of common stock shares for interest expense	360,481	—
Issuance of common stock warrants for finance costs	1,247,582	—
Issuance of common stock shares for services	40,500	—
Gain on settlement	(827,196)	(342,001)
Cash proceeds from settlement	—	2,500,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	570,655	458,806
Inventories	(15,295)	(68,524)
Unbilled receivables	(383,892)	1,205,689
Prepaid expenses and other current assets	(46,055)	61,410
Other assets	(525,340)	43,453
Accounts payable	556,480	(958,263)
Accrued expenses	929,193	3,789,295
Unearned revenues	(34,776)	(771,000)
Customer deposits	(20,673)	128,125

Net cash flows from operating activities before reorganization items	9,991,439	3,533,683

Reorganization items:
Gain on reorganization plan	(12,146,442)	—
Decrease in accrued professional fees	(325,333)	304,021
Decrease in provision for indemnity agreement	—	(2,061,818)

Net cash flows from reorganization items	(12,471,775)	(1,757,797)

Net cash flows from operating activities	(2,480,336)	1,775,806

Cash flows from investing activities:
Acquisition of property, plant and equipment	(149,802)	—

Net cash flows from investing activities	$(149,802)	—

(Continued)

	For the Six Months Ending March 31,
	2011	2010
Cash flows from financing activities:
Proceeds from long-term convertible notes	$7,000,000	$—
Proceeds from the exercise of stock options	6,000	—
Payments on notes payable and long-term debt	(1,460,675)	—
Payment of deferred financing costs	(1,177,634)	(40,000)
Proceeds from notes payable, related party	250,000	140,000
Payments made from related party, net	(16,740)	91,266

Net cash flows from financing activities	4,600,951	191,266

Net change in cash and cash equivalents	1,970,813	1,967,152

Cash and cash equivalents at beginning of period	558,452	325,350

Cash and cash equivalents at end of period	$2,529,265	$2,292,502

Supplemental cash flow information:
Cash paid for:
Interest	$—	$60,000
Income taxes	—	—

Supplemental disclosure of non-cash financing activity:
Reclassification of derivative to equity	$35,204,931	$2,906,786
Accentia common stock issued on effective date upon the conversion of debt	13,709,018	—
Accentia common stock issued for services	40,500	—
Accentia common stock issued upon the conversion of promissory notes	464,201	—
Accentia common stock issued in resolution of disputed claims	420,641	—
Accentia owned Biovest shares tendered in payment of Accentia debt	849,933	—
Biovest common stock issued on effective date upon the conversion of debt	6,631,156	—
Reclassification of Biovest beneficial conversion feature to equity	2,138,789	—
Biovest shares for interest	360,481	—
Biovest shares issued upon the conversion of Biovest debt	566,835	—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

1. Description of the company:

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (OTCQB: “ABPI”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of autoimmune diseases. Additionally, through the Company’s majority-owned subsidiary, Biovest International, Inc., (OTCQB: “BVTI”) (“Biovest”), the Company is developing BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Through the Company’s wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), the Company conducts a health economics research and consulting business which Analytica markets to the pharmaceutical and biotechnology industries, using Analytica’s operating cash flow to support the Company’s corporate administration and product development activities.

Revimmune™ is being developed under a license with Johns Hopkins University as a treatment for various autoimmune diseases. The approximately 80 known autoimmune diseases generally arise from an overactive immune response against substances and/or tissue normally present in the body. As a system of care, Revimmune consists of administering high, pulsed doses of an FDA-approved drug, cyclophosphamide, over a four-day interval as part of an integrated risk management system including a panel of preventive tests, monitoring and medications which are intended to minimize risks while seeking to maximize the clinical benefit.

Through a collaboration with the National Cancer Institute (“NCI”), Biovest has developed a patient-specific cancer vaccine, BiovaxID®, which has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. As of March 31, 2011, Biovest is a 63% owned subsidiary of Accentia Biopharmaceuticals, Inc.

Additionally, through the Company’s wholly-owned subsidiary, Analytica, a Florida corporation with its offices located in New York City, the Company conducts a global research and strategy consulting business that provides professional services to the pharmaceutical and biotechnology industries. Since 1997, Analytica has expertly directed research studies and projects, including traditional health economic modeling projects, database studies, structured reviews, health technology assessments, reimbursement analyses, and value dossiers.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

3. Significant accounting policies and consolidation policy (continued):

Operating results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Consolidation policy:

The Company consolidates all entities controlled by ownership of a majority interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia Biopharmaceuticals, Inc. and its wholly-owned subsidiaries, Analytica, TEAMM, AccentRx and ASP; its majority owned subsidiary, Biovest (and its consolidated entities), and Revimmune, LLC, an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

3. Significant accounting policies and consolidation policy (continued):

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

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of March 31, 2011 and September 30, 2010.

Grant revenue:

Grant revenue is the result of the Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2010. In accordance with the terms of the Qualifying Therapeutic Discovery Program Grant, grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2010 and 2009 for Biovest and 2011 and 2010 for the Company.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

3. Significant accounting policies and consolidation policy (continued):

Recent accounting pronouncements:

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt instruments contain features which fall under the scope of this guidance resulting in a decrease of $2.2 million and $0.8 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively.

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

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-27 “Fees Paid to the Federal Government by Pharmaceutical Manufacturers” amending Accounting Standards Codification (“ASC”) 720 “Other Expenses” to address questions concerning how pharmaceutical manufacturers should recognize the annual fees imposed by the Patient Protection and Affordable Care Act for each calendar year beginning January 1, 2011. The ASU requires that the liability related to the annual fee be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The amendment is effective commencing with the quarter ended March 31, 2011 and did not have a significant impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 “Intangibles – Goodwill and Other”, which modifies the goodwill impairment test for reporting units with zero or negative carrying amounts as required by ASC Topic 350. Under the amendment, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If this determination is made, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). This update became effective beginning with the quarter ended March 31, 2011 and did not have a material impact on the Company’s financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy was required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

4. Liquidity and management’s plans:

During the six months ended March 31, 2011, the Company had a net loss of $8.5 million. On March 31, 2011, the Company had an accumulated deficit of approximately $328.5 million and a working capital deficit of approximately $31.9 million. Cash and cash equivalents at March 31, 2011, was $2.5 million of which $2.3 million was attributable to Biovest. The Company’s independent registered public accounting firm’s report included a “going concern” qualification on the financial statements for the year ended September 30, 2010, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

While there have been a number of published reports of High-Dose Pulsed Cyclophosphamide as a potential therapy for certain autoimmune diseases, cyclophosphamide is not currently FDA-approved for the treatment of any autoimmune diseases. These prior studies of High-Dose Pulsed Cyclophosphamide in the United States have been conducted at a limited number of large academic research hospitals and have featured non-uniform inclusion criteria and/or administration schedules. It is generally recognized that there may be significant potential risks of infection or other side effects when High-Dose Pulsed Cyclophosphamide is not administered by highly-qualified personnel in a controlled and regulated clinical setting. While the previous studies are important to the Company’s Revimmune™ development plan, they may not sufficient to support regulatory approval. At the core of the Company’s Revimmune development plan is the expansion of the FDA approved label to include various autoimmune diseases which is anticipated to require controlled and randomized clinical trials to demonstrate the efficacy of High-Dose Pulsed Cyclophosphamide to the satisfaction of the FDA and that safety will be an important regulatory and clinical concern which the Company believes will require an FDA approved formal Risk Evaluation and Mitigation Strategies (“REMS”).

There are approximately 80 recognized autoimmune diseases. Subject to the Company’s capital availability, it plans to undertake clinical trials of Revimmune for the treatment of autoimmune diseases, which we anticipate may initially include multiple sclerosis (“MS”).

The Company has conducted a meeting with the Federal Food and Drug Administration (“FDA”) regarding its proposed design of a clinical trial for Revimmune to treat MS which the Company considered to be constructive. The Company anticipates pursuing a 505(b)(2) regulatory pathway.

Biovest has completed its Phase 3 clinical trial of BiovaxID for the indication of FL. Under Biovest’s current regulatory strategy, the Company is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the FDA and European Medicines Agency (“EMEA”) to discuss next steps required for approval. Biovest has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities by December 2007 which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Biovest’s ability to timely access required financing will continue to be essential to support Biovest’s ongoing commercialization efforts. Biovest’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts.

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its global research and strategy consulting business, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for product development is dependent upon the Company’s ability to obtain additional funding in the near term. Additional sources of funding have not been established; however, the Company anticipates seeking additional financing potentially from a number of sources, including the sale of equity or debt securities, strategic collaborations and recognized research funding programs. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay its existing liabilities as they become due is dependent upon the Company’s ability to obtain significant external funding, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources when required, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

5. Inventories:

Inventories consist of the following:

	March 31, 2011 (Unaudited)	September 30, 2010
Finished goods	$104,408	$104,155
Work-in-process	56,665	—
Raw materials	271,309	312,932

	$432,382	$417,087

6. Intangible assets:

Intangible assets consist of the following:

	March 31, 2011 (Unaudited)	September 30, 2010	Weighted Average Amortization Period

Amortizable intangible assets:
Noncompete agreements	$2,104,000	$2,104,000	3.5 years
Patents	103,244	103,244	3.0 years
Purchased customer relationships	666,463	666,463	10.0 years
Product rights	28,321	28,321	18.4 years
Software	438,329	438,329	3.5 years
Trademarks	1,285,960	1,285,960	3.0 years

	4,626,317	4,626,317
Less accumulated amortization	(3,771,750)	(3,542,355)

Total intangible assets	$854,567	$1,083,962

7. Reserve for unresolved claims:

Reserve for unresolved claims consists of disputed amounts in the Company’s Plan (Note 2). These claims remain outstanding before the Bankruptcy Court, and the Company anticipates each claim will be resolved during the current fiscal year.

8. Notes payable:

Notes payable of approximately $0.1 million consists primarily of priority and convenience claims to be paid within six months of the Effective Date. All notes payable at September 30, 2010, had been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2010, as a result of the Company’s Chapter 11 filings on November 10, 2008 (Note 2).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

9. Convertible long-term debt:

Convertible promissory notes consist of the following:

in thousands

	March 31, 2011	September 30, 2010
Accentia Class 3 Plan Notes	$3,361	$—
Accentia Class 5 Plan Debentures	705	—
Accentia Class 6 Plan Debentures	6,860	—
Accentia Class 9 Plan Debentures	16,577	—
Accentia Class 13 Plan Notes	4,145	—
Biovest Class 8 Option C Promissory Note	1,520	—
Biovest Empery Promissory Notes	59	—

	33,227	—
Less current maturities	(22,826)	—

	$10,401	$—

Accentia Class 3 Plan Note:

Effective as of November 17, 2010, the effective date of the Company’s Plan (the “Effective Date”), the Company issued, a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank, and as payment of the Company’s obligation to Southwest Bank prior to the Effective Date. The Company is not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. The following are the material terms and conditions of the Class 3 Plan Note:

•	the Class 3 Plan Note matures on November 17, 2012;

•	interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum;

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 3 Automatic Conversion Date”), provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 3 Plan Note plus the Class 3 Interest as of the Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Class 3 Automatic Conversion Price per share of the Company’s common stock;

•

the Class 3 Plan Note is secured by a lien on 15 million shares of Biovest common stock owned by the Company (the “Class 3 Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note; and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

9. Convertible long-term debt (continued):

Accentia Class 3 Plan Note (continued):

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

On the Effective Date, the first quarterly installment in the amount of approximately $0.56 million was converted into shares of the Company’s common stock at a conversion rate equal to $1.36 per share, resulting in the issuance of 412,067 shares of the Company’s common stock. On February 17, 2011, the second quarterly installment in the amount of approximately $0.56 million in principal and $0.06 million in accrued interest was converted into 869,686 shares of Class 3 Pledged Shares (Biovest common stock) at a conversion price of $0.71 per Biovest common share. The principal balance at March 31, 2011 was $3,362,463.

Accentia Class 5 Plan Debenture and Warrants:

On the Effective Date, the Company issued, in satisfaction of the secured debentures dated September 29, 2006, outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”) in the original principal amount of $3,109,880. The Company is not obligated to pay the Class 5 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of the Company’s common stock or, subject to certain conditions, by exchanging the Class 5 Plan Debentures for shares of Biovest common stock owned by the Company during the term of the Class 5 Plan Debentures which mature on May 17, 2012.

The following are the material terms and conditions of the Class 5 Plan Debentures:

•

the Class 5 Plan Debentures mature on May 17, 2012 (provided, however, in the event that the average of the trading price of shares of Biovest common stock (as determined in accordance with the Class 5 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding such maturity date is below $0.75, then the maturity date will automatically be extended for an additional twelve (12) months [May 17, 2013]), and the outstanding principal together with all accrued but unpaid interest is due on such maturity date;

•	interest accrues and is payable on the outstanding principal amount under the Class 5 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum;

•	each of the Class 5 Plan Debentures is secured by a lien on certain shares of Biovest common stock owned by the Company;

•

at the option of a holder of Class 5 Plan Debentures, all or any portion of the then outstanding balance of such holder’s Class 5 Plan Debentures may be converted into shares of the Company’s common stock or exchanged for shares of Biovest common stock at the applicable conversion or exchange rate set forth in such holder’s Class 5 Plan Debenture;

•

commencing on August 15, 2011, if the trading price of the Company’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least 150% of the fixed conversion price for a holder of Class 5 Plan Debentures for any ten (10) consecutive trading days (in the case of a conversion into the Company’s common stock), or the trading price of shares of Biovest common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least $1.25 for any ten (10) consecutive trading days (in the case of an exchange for shares of Biovest common stock), the Company, at its option, may (a) convert the then outstanding balance of all of the Class 5 Plan Debentures into shares of the Company’s common stock at a conversion rate equal to the fixed conversion price for each holder of Class 5 Plan Debentures, or (b) exchange the then outstanding balance of all of the Class 5 Plan Debentures into shares of Biovest common stock owned by the Company at a rate equal to $0.75 per share of Biovest common stock (with certain exceptions set forth in the Class 5 Plan Debentures and the Plan); and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

9. Convertible long-term debt (continued):

Accentia Class 5 Plan Debenture and Warrants (continued):

•

in the event a holder of Class 5 Plan Debentures elects to receive shares of Biovest common stock during the period of November 17, 2010 through February 17, 2011, then such holder was subject to certain restrictions set forth in the Class 5 Plan Debentures and the Plan regarding the shares of Biovest common stock.

On the Effective Date, the Company executed and delivered the following warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of the Company’s common stock or up to 14.4 million shares of Biovest common stock owned by the Company. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 5 Plan Warrants and the Plan.

As of March 31, 2011, $877,144 in Class 5 Plan Debentures principal and $18,636 in accrued interest had been converted into Biovest common stock at a conversion price equal to $0.75 per share, resulting in the delivery of 1,198,184 shares of Biovest common stock owned by the Company to certain Class 5 Plan Debenture holders. The principal balance at March 31, 2011 was $2,232,737, net of a discount of $1,527,395.

Accentia Class 6 Plan Debentures and Warrants:

On the Effective Date, the Company issued, in satisfaction of the secured debentures dated June 17, 2008, outstanding prior to the Effective Date, new debentures (the “Class 6 Plan Debentures”) in the original principal amount of $9,730,459. The Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest is due in cash on such date.

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

As of March 31, 2011, approximately $2.8 million in Class 6 Plan Debentures had been converted into the Company’s common stock at a conversion price equal to $1.10 per share, resulting in the issuance of approximately 2.5 million shares of the Company’s common stock. The principal balance at March 31, 2011 was approximately $6.9 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

Accentia Class 9 Plan Debentures and Warrants:

On the Effective Date, the Company issued, in satisfaction of the debentures dated, February 28, 2007, outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original principal amount of $19,109,554. The Company is not obligated to pay the Class 9 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of the Company’s common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures.

The following are the material terms and conditions of the Class 9 Plan Debentures:

•

on the Effective Date and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 9 Automatic Conversion Date”), provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 9 Automatic Conversion Date (the “Class 9 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 9 Plan Debentures (the “Class 9 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the lesser of $1.25 per share or the Class 9 Automatic Conversion Price per share. k;

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

As of March 31, 2011, a total of approximately $2.5 million of the original principal amount of the Class 9 Plan Debentures had been converted into Company common stock at an average conversion price of $1.23 per share, resulting in the issuance of approximately 2.1 million shares of the Company’s common stock. The principal balance at March 31, 2011 was approximately $16.6 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

Accentia Class 13 Plan Note and Warrants:

On the Effective Date, the Company issued, in satisfaction of the convertible Preferred Stock outstanding prior to the Effective Date of the Plan, new promissory notes (the “Class 13 Plan Notes”) in the original principal amount of $4,903,644. The Class 13 Plan Notes mature on November 17, 2012 (the “Class 13 Plan Notes Maturity Date”), and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes. The Company has no obligation to pay the Class 13 Plan Notes in cash at maturity, and instead may pay through the conversions by the holders into shares of the Company’s common stock.

The following are the material terms and conditions of the Class 13 Plan Notes:

•

on the Effective Date and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 13 Automatic Conversion Date”), provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 13 Automatic Conversion Date (the “Class 13 Automatic Conversion Price”) is at least $1.00 per share, one-eighth ( 1/8th) of the original balance of the Class 13 Plan Notes (the “Class 13 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Class 13 Automatic Conversion Price per share;

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

On the Effective Date, the Company executed and delivered the following warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of the Company’s common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

As of March 31, 2011, a total of approximately $0.8 million of the outstanding principal amount of the Class 13 Plan Notes had been converted into the Company’s common stock at an average conversion price of $1.27 per share, resulting in the issuance of approximately 0.6 million shares of the Company’s common stock.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

Biovest Class 8 Option C Note:

On November 17, 2010, the effective date (the “Biovest Effective Date”) of Biovest’s First Amended Plan of Reorganization (the “Biovest Plan”) Biovest became obligated to certain of its unsecured creditors in the principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditor’s allowed Class 8 unsecured claim (including post-petition interest under the Biovest Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as, 0.2 million shares of Biovest common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into shares of Biovest common stock in seven (7) quarterly installments beginning on February 17, 2011 as follows:

•

provided that the average of the volume weighted average prices for shares of Biovest common stock for the ten (10) consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth (1/8th) of the Option C Notes plus accrued interest will be automatically converted into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP;

•

if the Ten Day VWAP is less than $1.00 per share, the Option C Notes will not automatically convert into shares of Biovest common stock, but will instead become payable at maturity (August 17, 2012), unless an Option C Note holder elects to convert one-eighth (1/8th) of its Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share;

•

any portion of the Option C Notes and any Option C interest that are outstanding at maturity (August 17, 2012) will be due and payable in full, at Biovest’s election, in either cash or in shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP;

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Notes holder, at its option, may convert any or all of its Option C Notes, plus the then accrued and unpaid interest into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share); and

•

if, at any time prior to August 17, 2012, the volume weighted average price for Biovest common stock is at least $1.88 per share for thirty (30) consecutive trading days, Biovest, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

On February 17, 2011, with the Ten Day VWAP at less than $1.00 per share, the Option C Note holder elected to convert one-eighth of the Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share, resulting in the issuance of 391,980 common shares.

Biovest Exit Financing and Warrant Transaction:

On October 19, 2010, Biovest completed a financing as part of the Biovest Plan (the “Exit Financing”). Pursuant to the Exit Financing, Biovest issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of Biovest common stock (the “Initial Warrants”) to twelve (12) accredited investors (the “Buyers”). Pursuant to the transaction, Biovest issued two separate types of Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Biovest Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Biovest Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

9. Convertible long-term debt (continued):

Biovest Exit Financing and Warrant Transaction (continued):

The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears. The first interest payment was paid on December 1, 2010;

•	interest payments are payable at Biovest’s election in either cash or subject to certain specified conditions, in shares of Biovest common stock;

•

Biovest may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of Biovest common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of Biovest common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, Biovest, at its option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of Biovest common stock at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase an aggregate of 8,733,096 shares of Biovest common stock (the “Series A Warrant Shares”);

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if Biovest issues or sells any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of Biovest common stock, including by way of one or more reset(s) to a fixed price, the Buyers have the right to substitute any of the applicable variable price formulations for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of Biovest common stock were issued to the Buyers.

As of March 31, 2011, a total of $5.1 million in principal on the Exchange Notes had been converted to common stock, resulting in the issuance to the Buyers of 6.0 million shares of the Biovest common stock. The remaining principal balance outstanding on the Exchange Notes is $1.9 million as of March 31, 2011.

The Exchange Notes and Warrants contain conversion and adjustment features required to be classified as derivative instruments and recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

Future maturities of convertible debt are as follows:

12 Months ending March 31,
2012	$24,354
2013	12,276

Total maturities	36,630
Less unamortized discount:	(3,403)

$33,227

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

10. Other long-term debt:

Other long-term debt consists of the following:

in thousands
	March 31, 2011	September 30, 2010
Accentia Class 2 Laurus/Valens Term Note	$8,800	$—
Accentia Class 4 Promissory Note	4,343	—
Accentia Class 10 Plan Distributions	2,379	—
Biovest Laurus/Valens Term Notes	27,627	—
Biovest Class 8 Plan Distributions	2,711	—

	45,860	—
Less current maturities	-	—

	$45,860	$—

Accentia Class 2 Laurus/Valens Term Note:

On the Effective Date, the Company issued security agreements and term notes to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (“Laurus/Valens”), in the original principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term Notes:

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

•	a pledge by the Company to Laurus/Valens of (a) all of the Company’s equity interests in Analytica, and (b) 20,115,818 shares of Biovest common stock owned by the Company;

•	all of the assets of Analytica, which secure a guaranty of Analytica as to the entire indebtedness under the Laurus/Valens Term Notes;

and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

10. Other long-term debt (continued):

Accentia Class 2 Laurus/Valens Term Note (continued):

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

Accentia Class 4 Promissory Note:

On the Effective Date, the Company issued, a new promissory note in the original principal amount of $4,342,771 to McKesson Corporation (“McKesson”) (the “Class 4 Plan Note”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated), and the outstanding principal together with all accrued but unpaid interest is due on such date. The following are the material terms and conditions of the Class 4 Plan Note:

•	interest accrues and is payable on the outstanding principal amount under the Class 4 Plan Note at a fixed rate of five percent (5%) per annum (with a ten percent (10%) per annum default rate);

•	the Company may prepay all or any portion of the Class 4 Plan Note, without penalty, at any time; and

•	the Class 4 Plan Note is secured by a lien on 6,102,408 shares of Biovest common stock owned by the Company.

Accentia Class 10 Plan Distributions:

On the Effective Date, the Company became obligated required to pay approximately $2.4 million in cash on March 17, 2014, to unsecured creditors holding Class 10 claims under the Plan (the “Class 10 Plan Distributions”).

The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum.

Unsecured creditors holding an aggregate total of $3,287,695 in Class 10 claims elected to convert those Class 10 claims into shares of the Company’s common stock valued at the average market price for the Company’s common stock over the ten (10) trading days preceding the Effective Date.

As of March 31, 2011, , the Company had issued approximately 2.4 million shares of the Company’s common stock to these Class 10 unsecured creditors at a conversion price equal to $1.36 per share.

Biovest Laurus/Valens Term Notes:

On the Biovest Effective Date and pursuant to the Biovest Plan, Biovest issued two new types of notes (the “Laurus/Valens Term A Notes” and the “Laurus/Valens Term B Notes”) in the aggregate original principal amount of $29.06 million to Laurus/Valens in compromise, and satisfaction of secured claims prior to the Effective Date.

The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original principal amount of the Laurus/Valens Term A Notes was $24.9 million;

•	the Laurus/Valens Term A Notes are due in one installment of principal and interest due at maturity on November 17, 2012;

•	interest accrues at the rate of eight percent per annum (with a twelve percent per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Laurus/Valens Term A Notes, without penalty, at any time; and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

10. Other long-term debt (continued):

Biovest Laurus/Valens Term Notes (continued):

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

The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	The original principal amount of the Laurus/Valens Term B Notes was $4.16 million;

•	the Laurus/Valens Term B Notes mature on November 17, 2013;

•	interest accrues at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

•

provided that the Laurus/Valens Term A Notes have been paid in full, Biovest is required to make mandatory prepayments under the Laurus/Valens Term B Notes from any intercompany funding by the Company to Biovest (with certain exceptions and conditions), but only up to the amount of the outstanding principal and accrued interest under the Laurus/Valens Term B Notes.

With the prior written consent of Laurus/Valens, Biovest may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of Biovest common stock. The number of shares of Biovest common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for shares of Biovest common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of the assets of Biovest and its subsidiaries, junior only to the lien granted to Corp Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are guaranteed by the Company (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by a pledge by the Company of 20,115,818 shares of Biovest common stock owned by the Company and by the assets of the Company’s subsidiary, Analytica.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

10. Other long-term debt (continued):

Biovest Laurus/Valens Term Notes (continued):

The Laurus/Valens Term A and the Laurus/Valens Term B Notes have replaced the following obligations due to Laurus and its affiliates:

•	the $7.799 million note payable to Laurus originated in March 2006;

•	the $0.250 million note payable to Valens Offshore SPV II, Corp originated in October 2007;

•	the $0.245 million note payable to Valens U.S. SPV I, LLC originated in October 2007;

•	the $3.6 million note payable to Valens Offshore SPV II, Corp originated in December 2007;

•	the $4.9 million note payable to Valens U.S. SPV I, LLC originated in December 2007;

•	the $7.5 million minimum royalty due on sales of AutovaxID™ instrumentation originated in April 2007; and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

The fair value of the Laurus/Valens Term A and the Laurus/Valens Term B Notes was recorded against the combined carrying value of the obligations listed above resulting in a $6.7 million gain on reorganization for the six months ended March 31, 2011.

Biovest Class 8 Option A Obligations:

On the Biovest Effective Date and under the Biovest Plan, Biovest became obligated to pay to the Biovest unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014. These unsecured claims include, but is not limited to the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities. The fair value of the Option A Obligations was recorded against the carrying value of each claim holder electing an Option A distribution as of the Effective Date, resulting in a $0.5 million gain on reorganization for the six months ended March 31, 2011.

Future maturities of other long-term debt are as follows:

12 Months ending March 31,
2012	$—
2013	32,267
2014	13,593

$45,860

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

11. Derivative Liabilities:

The following tabular presentation reflects the components of derivative financial instruments:

	March 31, 2011 (unaudited)	September 30, 2010(1)
Embedded derivative instruments, bifurcated	$—	$18,224,001
Freestanding derivatives:
Warrants issued with convertible debt	—	10,020,236
Warrants issued with note payable	—	7,594,600
Warrants issued with preferred stock	—	1,077,118
Warrants issued with other debt	—	467,564
Warrants issued with settlement	704,140	1,844,200
Default and investment put options, Biovest	—	219,700
Investment put option, Accentia	—	2,928,838
Biovest investor share distribution	239,250	—
Biovest warrants issued with convertible debt	3,140,421	—
Biovest debt conversion option	44,852	—

	$4,128,663	$42,376,257

(1)	As a result of the Company’s Chapter 11 proceedings, some derivative liabilities listed in the table above became prepetition indebtedness under the Plan. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet at September 30, 2010. Only warrants issued with settlement were classified as derivative liabilities at September 30, 2010.

Derivative gains (losses) in the accompanying statements of operations relate to the individual derivatives as follows:

	March 31, 2011 (unaudited)	March 31, 2010
Embedded derivative instruments, bifurcated	$(3,022,590)	$(15,868,969)
Freestanding derivatives:
Warrants issued with convertible debentures	2,824,489	(7,808,937)
Warrants issued with term note payable	(1,583,088)	(9,539,501)
Warrants issued with preferred stock	—	(1,000,538)
Warrants issued with other debt	—	(1,388,409)
Default and investment put options, Biovest	(3,030)	(11,083)
Investment put option, Accentia	—	1,177,309
Investor share distribution, Biovest	409,751	—
Warrants issued for settlement	1,140,060	(2,103,000)

	$(234,408)	$(36,543,128)

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2011 (unaudited)				September 30, 2010

Fair value measurements:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Liabilities

Derivative liabilities	$ —	$ 4,128,663	$ —	$4,128,663	$ —	$ 42,376,257	$ —	$ 42,376,257

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

12. Related party transactions:

Biovest Claims of Ronald E. Osman:

On the Biovest Effective Date, the holder of Biovest’s May 9, 2008 promissory note, Ronald E. Osman, a director of Biovest, elected to convert the entire outstanding principal balance under the note (approximately $1.0 million) plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of Biovest common stock.

Biovest DIP Lender Plan Note:

On the Biovest Effective Date, pursuant to the Biovest Plan, Biovest executed and delivered in favor of Corps Real, LLC, an Illinois limited liability company (“Corps Real”), the members of which are directors of or are affiliated with directors of Biovest and the Company, a secured convertible promissory note (the “DIP Lender Plan Note”), in an original principal amount equal to $2,291,560 and allows Biovest to draw up to an additional $0.9 million on the note. The DIP Lender Plan Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008, which was previously executed in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012 and all principal and accrued but unpaid interest is payable in cash on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. Biovest may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of Biovest common stock at a conversion rate of $0.75 per share of Biovest common stock. The DIP Lender Plan Note is secured by a first priority lien on all of Biovest’s assets.

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

The purpose of the Settlement Agreement is to memorialize the terms and conditions of a settlement, between the Company and BDSI regarding claims relating to a Distribution Agreement dated March 12, 2004 between Arius and TEAMM (the “Distribution Agreement”) related to the marketing and distribution of Emezine, a product licensed by Arius from Reckitt Benckiser Healthcare (UK) Limited. Following the issuance in February 2006 by the FDA of a non-approvable letter with respect to the NDA for Emezine, BDSI ceased its Emezine-related development efforts and on December 17, 2008, the Distribution Agreement was terminated. The Settlement Agreement resolves the Company’s claims against BDSI under the terminated Distribution Agreement.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

12. Related party transactions (continued):

BDSI/Arius Settlement (continued):

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

The fair value of the warrant issued to BDSI was estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The value included in derivative liability is adjusted quarterly and the change is recorded to derivative gain or loss. The value on the grant date was approximately $1.0 million. The value at the end of current period was approximately $0.7 million, resulting in a derivative gain for the six months ended March 31, 2011 of approximately $1.1 million. The fair value is recorded as a derivative liability as of March 31, 2011 on accompanying balance sheet.

13. Liabilities subject to compromise:

As a result of the Company’s Chapter 11 filings, the payment of prepetition indebtedness was subject to compromise or other treatment under the Plan prior to the Effective Date. ASC Topic 852 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

The following table reflects liabilities subject to compromise prior to November 17, 2010:

September 30, 2010
Accounts payable and accrued expenses	$ 15,232,863
Hybrid financial instrument	3,608,674
Convertible debentures	28,626,149
Laurus term note	8,800,000
Valens 15% convertible note, Biovest	926,300
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	28,522,108
Unsecured promissory notes payable to Pulaski Bank and Trust Company	1,161,900
Unsecured promissory note payable to Southwest Bank of St. Louis	228,330
Southwest line of credit	4,000,000
Notes payable, related parties	2,313,623
Other notes payable	610,683
Minimum royalty due to Laurus on net sales of AutovaxID instrumentation	6,318,233
Derivative liabilities	40,532,057
Dividend payable	479,452
Other	2,209,756

$ 143,570,128

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

14. Stockholders’ equity:

Stock options and warrants

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of a peer company’s stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. This method is used because the Company does not currently have adequate historical option exercise or forfeiture information as a basis to determine expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. Company does not currently have adequate historical option exercise or forfeiture information as a basis to determine expected term. The Company has also issued performance based awards, the vesting of which are tied to Company’s achievement of specific pre-defined goals. The Company estimates the likelihood of success at time of grant to determine inputs to the Black-Scholes-Merton valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Stock options and warrants issued, terminated/forfeited and outstanding as of March 31, 2011 are as follows:

	Shares	Average Exercise Price Per Share
Options:
Outstanding, October 1, 2010	24,255,580	$0.81
Granted	885,000	0.77
Terminated or forfeited	(38,480)	2.16
Exercised	—	—

Outstanding March 31, 2011	25,102,100	$0.81

Warrants:
Outstanding, October 1, 2010	20,280,800	$2.51
Granted	—	—
Terminated or forfeited	(5,213,436)	2.68
Exercised	—	—

Outstanding March 31, 2011	15,067,364	$2.45

A summary of the status of the Company’s nonvested stock options as of March 31, 2011, and changes during the six months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2010	20,897,833
Granted	885,000
Vested	(4,776,887)
Forfeited	(32,814)

Nonvested at March 31, 2011	16,973,132	$0.40	$1,151,913

Stock compensation expense was $14.2 million for the six months ended March 31, 2011 and $3.8 million for the quarter ended March 31, 2011. Approximately $2.3 million in stock compensation expense will be recognized over the next four (4) quarters, as a result of the vesting of shares.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

15. Segment information:

During 2004, the Company through its subsidiary, Analytica, made an insignificant acquisition of a foreign entity, IMOR. This subsidiary ceased operations during the quarter ended March 31, 2010. Therefore, segment information on a geographic basis is only presented below for the six months ended March 31, 2010:

	Six months ended March 31, 2010
	Domestic	International (Europe)	Total
Net sales	$4,850,626	$943,254	$5,793,880
Net (loss) income	(45,588,733)	(307,979)	(45,896,712)
Total Assets	7,580,141	—	7,580,141
Goodwill	893,000	—	893.000

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

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

16. Commitments and contingencies (continued):

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the investigational new drug application for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, Biovest provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty (60) day notice period. Under the terms of the CRADA, Biovest is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if the Company were to abandon work on the vaccine.

Employment agreements:

The Company has no employment agreements with officers and executives as of March 31, 2011.

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

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

16. Commitments and contingencies (continued):

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

•

Accentia. The Royalty Agreement by and between Biovest and the Company, dated as of October 31, 2006, as amended, was terminated, which resulted in the cancellation of all royalty interest of the Company in Biovest’s biologic products. Under the Royalty Agreement, the Company had a 15.5% royalty interest in the gross revenue of Biovest’s biologic products including BiovaxID, as defined in the agreement after allowing for the 4.00% royalty assigned by the Company to Laurus/Valens pursuant to the four (4) separate Assignment of Rights Under Royalty Agreements, each dated as of June 18, 2008, by and among the Company, Biovest, Erato Corp., Valens U.S., Valens I, and PSource, as amended, modified or supplemented thereafter in accordance with their terms; and

•

Laurus/Valens. (i) The Royalty Agreement by and between Biovest and Valens II dated October 30, 2007; (ii) the Royalty Agreement by and between Biovest and Valens II dated December 10, 2007, as amended by a letter agreement dated May 30, 2008, and as further amended, modified or supplemented thereafter in accordance with their terms); (iii) the Royalty Agreement by and between Biovest and Valens U.S. dated October 30, 2007; and (iv) the Royalty Agreement by and between Biovest and Valens U.S. dated December 10, 2007, and as amended, modified or supplemented thereafter in accordance with their terms), were all terminated.

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

Stanford University agreement:

In September 2004, Biovest entered into an agreement with Stanford University (“Stanford”) granting to Biovest worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, Biovest is obligated to pay a yearly maintenance fee of $10,000 per year. The agreement also provides that Biovest will pay Stanford $0.1 million within one year following FDA approval of BiovaxID or five (5) years following the agreement date (whichever occurs first), and following approval Biovest is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by Biovest for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Biovest’s agreement with Stanford obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

16. Commitments and contingencies (continued):

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

Baxter Corporation Agreement

Effective on November 29, 2010, the Company and Baxter Healthcare Corporation (“Baxter”) entered into an agreement making Baxter, the Company’s exclusive source of cyclophosphamide under an agreed-upon price structure (the “Agreement”). The Agreement provides the Company with the exclusive, worldwide right to purchase Baxter’s cyclophosphamide, which is marketed under the brand name Cytoxan®, for the treatment of certain designated autoimmune diseases, including but not limited to autoimmune hemolytic anemia, systemic sclerosis and multiple sclerosis. Cyclophosphamide is the active drug used in Revimmune™ therapy, the Company’s proprietary system-of-care being developed for the treatment of a broad range of autoimmune diseases. The Agreement requires the Company to make defined quarterly payments to Baxter in connection with net sales of products for the designated autoimmune indications, including without limitation any sales by subdistributors. Such quarterly payments will be calculated as a defined percentage of sales of products sold by Company incorporating cyclophosphamide. The Agreement also secures for the Company the exclusive right, in connection with the designated autoimmune disease indications, to reference Baxter’s proprietary, historical data related to cyclophosphamide as part of Accentia’s planned clinical and regulatory development of Revimmune. The Agreement designates Baxter as Accentia’s sole source of supply of cyclophosphamide for Revimmune. The Agreement is subject to early termination prior to its defined expiration date by Baxter for various reasons, including a material breach of the Agreement by the Company, a change in control of the Company, the failure of the Company to file an IND within 24 months of the date of the Agreement for a product within the scope of the Company’s exclusivity under the Agreement, or the Company does not make its first commercial sale of such a product within six years of the date the first clinical trial patient is dosed with the product.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

17. Variable Interest Entities:

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC have been consolidated with the Company as of February 27, 2007 and through December 31, 2010. As of December 31, 2010, Revimmune, LLC’s assets and equity were approximately $28,321. The Company had no non-controlling interest in earnings from Revimmune, LLC for the six (6) months ended March 31, 2011.

18. Effective Date (November 17, 2010) of Bankruptcy Plan:

Plan of Reorganization

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

Equity Interests (Class 15)

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

April 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the April 2006 New Market Tax Credit transaction (the “April 2006 NMTC Transaction”), in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. The Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest and its affiliates in connection with the April 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s guaranty, Biovest’s guaranty, and all of Biovest’s subsidiary guaranties from affiliates and third parties and all other obligations of all parties to the April 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the April 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

18. Effective Date (November 17, 2010) of Bankruptcy Plan (continued):

December 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the December 2006 New Market Tax Credit transaction (the “December 2006 NMTC Transaction”), in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with the December 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s guaranty, Biovest’s guaranty, and all of the subsidiary guaranties from affiliates and third parties and all other obligations of all parties to the December 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the December 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

Termination of Warrants

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

Termination of Material Agreements

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

General

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPI”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of autoimmune diseases. Additionally, through our, majority-owned subsidiary, Biovest International, Inc. (OTCQB: “BVTI”) (“Biovest”), we are developing BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Through our wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), we conduct a health economics research and consulting business which we market to the pharmaceutical and biotechnology industries, using our operating cash flow to support our corporate administration and product development activities.

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

Through a collaboration with the National Cancer Institute (“NCI”), Biovest has developed a patient-specific cancer vaccine, BiovaxID®, which has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID.

Additionally, through Analytica, a Florida corporation based in New York City, we conduct a global research and strategy consulting business that provides professional services to the pharmaceutical and biotechnology industries. Since 1997, Analytica has expertly directed research studies and projects, including traditional health economic modeling projects, database studies, structured reviews, health technology assessments, reimbursement analyses, and value dossiers.

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

In June 2003, we acquired an 81% interest in Biovest, for an investment of $20.0 million in Biovest pursuant to an investment agreement. Biovest is a biologics company that is developing our BiovaxID patient-specific vaccine for the treatment of FL. As of March 31, 2011, we owned of record approximately 63% of the outstanding common stock of Biovest with the minority interest being held by approximately 400 shareholders of record. Biovest’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and Biovest therefore files periodic and other reports with the SEC.

Reorganization

On November 10, 2008, we, along with all of our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) under Case No. 8:08-bk-17795-KRM (the “Chapter 11”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

Results of Operations

Net Sales. Our net sales for the six months ended March 31, 2011 were approximately $4.4 million compared to net sales of $5.8 million for the six months ended March 31, 2010, a decrease of approximately 24%. Sales from both Biovest’s instrumentation segment and Biovest’s cell culture contract segment have decreased year over year. Prior year instrument sales included approximately $0.6 million from a total $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. The current fiscal year includes revenues of $0.3 million on this contract and the contract has been closed with the final milestone having been completed in January 2011.

Analytica’s sales decreased 28% to $2.2 million compared to the same six month period in the previous fiscal year primarily due to the cessation of the clinical trial services business of our German subsidiary which accounted for $0.9 million of revenue for the six months ended March 31, 2010.

Research and Development Expenses. Our research and development costs were approximately $0.7 million for the six months ended March 31, 2011 and $0.6 million for the six months ended March 31, 2010. Research and development costs consist primarily of salaries and research facility costs.

General and Administrative Expenses. Our general and administrative expenses were approximately $16.3 million for the six months ended March 31, 2011; an increase of $13.5 million over the six months ended March 31, 2010. This increase is primarily due to an increase in share-based compensation of $13.8 million. This increase is attributable to the expense related to options granted during our bankruptcy with vesting contingent upon our emergence from bankruptcy in addition to the market value of 1.5 million shares issued to executives on the Effective Date. The remainder of the increase is primarily due to an increase in professional fees in conjunction with our resumption of financial statement audits associated with our filings with the Securities and Exchange Commission (“SEC”).

Derivative loss. Derivative loss was approximately $0.2 million for the six months ended March 31, 2011 as compared to a loss of $36.5 million for the six months ended March 31, 2010. This decrease is primarily related to derivative instruments issued in conjunction with our various financings, and was offset by the decrease in our common stock price and Biovest’s common stock price, on which the derivative liabilities are based, during the six months ended March 31, 2011.

Gain on reorganization. The gain on reorganization was recognized on November 17, 2010, the Effective Date of our Plan. The gain is primarily a result of settling claims with cash or stock at amounts less than the recorded value. Additional gain or loss may be recognized depending on the final disposition of certain unresolved claims.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We have historically had significant losses from operations. On March 31, 2011, we had an accumulated deficit of approximately $328.4 million and a working capital deficit of approximately $31.9 million. Cash and cash equivalents at March 31, 2011 was approximately $2.5 million, of which $2.3 million was attributable to Biovest.

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

Corps Real, LLC-Biovest

On November 17, 2010, (the effective date of the Biovest Plan (the “Biovest Effective Date”)), in accordance with the terms of Biovest’s First Amended Plan of Reorganization, Biovest executed and delivered in favor of Corps Real, LLC, an Illinois limited liability company (“Corps Real”), the members of which are directors of, or are affiliated with Biovest and our directors Biovest, a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount of $2,291,560. The DIP Lender Plan Note amends and restates the $3.0 million secured line of credit promissory note dated December 22, 2008, which was previously executed by Biovest in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012, and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. Biovest may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of Biovest common stock at a conversion rate of $0.75 per share of Biovest common stock. The DIP Lender Plan Note is secured by a first priority lien on all of Biovest’s assets. As of March 31, 2011, the outstanding principal amount of the DIP Lender Plan Note, as issued, on the Effective Date has remained unchanged.

Exit Financing-Biovest

On October 19, 2010, Biovest completed a financing as part of the Biovest Plan (the “Exit Financing”). Pursuant to the Exit Financing, Biovest issued an aggregate of $7.0 million in principal amount of Debtor-In-Possession Secured Convertible Notes (the “Initial Notes”) and warrants to purchase shares of Biovest common stock (the “Initial Warrants”) to a total of twelve (12) accredited investors (the “Buyers”). Pursuant to the Exit Financing, Biovest issued the Initial Notes and the Initial Warrants to the Buyers. Pursuant to the Purchase Agreement, Biovest issued two separate types of Initial Warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Biovest Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Biovest Plan for new unsecured notes (the “Exchange Notes”) in the aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”).

The following are the material terms and conditions of the Exchange Notes:

•	the Exchange Notes mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of seven percent (7%) per annum (with a fifteen percent (15%) per annum default rate), and is payable monthly in arrears. The first interest payment was paid on December 1, 2010;

•	interest payments are payable at Biovest’s election in either cash or subject to certain specified conditions, in shares of Biovest common stock;

•

Biovest may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of Biovest common stock at a conversion rate of $0.91 per share of Biovest common stock, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of Biovest common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, Biovest, at its option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of Biovest common stock at the conversion price then in effect under the Exchange Notes.

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase an aggregate of 8,733,096 shares of Biovest common stock (the “Series A Warrant Shares”);

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if Biovest issues or sells any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of Biovest common stock, including by way of one or more reset(s) to a fixed price, the Buyers have the right to substitute any of the applicable variable price formulation for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of Biovest common stock were issued to the Buyers.

As of March 31, 2011, a total of $5.1 million in principal on the Exchange Notes had been converted into shares of Biovest common stock, resulting in the issuance to the Buyers of 6.0 million shares of Biovest common stock. The remaining principal balance outstanding on the Exchange Notes was $1.9 million as of March 31, 2011.

Debt Financing

Credit Facility with Laurus Master Fund, Ltd.

On the Effective Date, we issued, to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, (collectively, “Valens”) and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”), security agreements and term notes in the original principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term Notes:

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

•	a pledge by us to Laurus/Valens of (a) all of our equity interests in Analytica, and (b) 20,115,818 shares of Biovest common stock owned by us;

•	all of the assets of Analytica, which secure a guaranty of Analytica as to the entire indebtedness under the Laurus/Valens Term Notes;

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

On the Effective Date, 2,236,848 shares of our common stock were issued to Laurus/Valens for payment of Laurus/Valens’ Class 5 and Class 13 claims under the Plan aggregating approximately $6.0 million at a conversion rate equal to $2.67 per share. As of March 31, 2011, the outstanding principal amounts of the Laurus/Valens Term Notes, as issued on the Effective Date, have remained unchanged.

Laurus Master Fund, Ltd. and the Valens Funds - Biovest

On the Biovest Effective Date, Biovest issued two new types of notes (the “Laurus/Valens Term A Notes” and the “Laurus/Valens Term B Notes”) in the aggregate original principal amount of $29.06 million to Laurus/Valens in compromise, and satisfaction of secured claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original principal amount of the Laurus/Valens Term A Notes was $24.9 million;

•	the Laurus/Valens Term A Notes mature on November 17, 2012;

•

interest accrues on the Laurus/Valens Term A Notes at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Laurus/Valens Term A Notes, without penalty, at any time; and

•	Biovest is required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by Biovest) of certain capital raising transactions (with certain exclusions), but only up to the amount of the then outstanding principal and accrued interest under the Laurus/Valens Term A Notes;

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

On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Exit Financing. Accordingly, as of March 31, 2011, Biovest’s indebtedness under the Laurus/Valens Term A Notes was $23.5 million.

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

•

provided that the Laurus/Valens Term A Notes have been paid in full, Biovest is required to make mandatory prepayments under the Laurus/Valens Term B Notes from any intercompany funding by us to Biovest (with certain exceptions and conditions), but only up to the amount of the outstanding principal and accrued interest under the Laurus/Valens Term B Notes.

As of March 31, 2011, the outstanding principal amounts of the Laurus/Valens Term B Notes, as issued on the Effective Date, have remained unchanged.

With the prior written consent of Laurus/Valens, Biovest may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of Biovest common stock. The number of shares of Biovest common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for Biovest common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of the assets of Biovest and its subsidiaries, junior only to the lien granted to Corps Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will also be guaranteed by us (the “Accentia Guaranty”), up to a maximum amount of $4,991,360.00. The Accentia Guaranty will be secured by our pledge of 20,115,818 shares of Biovest common stock owned by us and by the assets of our subsidiary, Analytica.

McKesson Corporation

On the Effective Date, we issued, a new promissory note in the original amount of $4,342,771 to McKesson Corporation (“McKesson”) (the “Class 4 Plan Note”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated), and the outstanding principal together with all accrued but unpaid interest is due on such date. As of March 31, 2011, the outstanding principal amount of the Class 4 Plan Note, as issued on the Effective Date, has remained unchanged.

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

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank

On the Effective Date, we issued a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of our previously-issued secured note to Southwest Bank, as payment of our obligation to Southwest Bank prior to the Effective Date. We are not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of our common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by us. The following are the material terms and conditions of the Class 3 Plan Note:

•	the Class 3 Plan Note matures on November 17, 2012;

•	interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum;

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 3 Automatic Conversion Date”), provided that the average of the trading price of our common stock (as determined in accordance with the Class 3 Plan Note) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 3 Plan Note plus the Class 3 Interest as of the Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the Class 3 Automatic Conversion Price per share of our common stock.;

•

the Class 3 Plan Note is secured by a lien on 15.0 million shares of Biovest common stock owned by us (the “Class 3 Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note; and

•	if, on any Class 3 Automatic Conversion Date, the Class 3 Automatic Conversion Price is less than $1.00 per share, Dennis Ryll may, at his election, either:

•	convert the Class 3 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share of our common stock; or

•

liquidate that number of the Class 3 Pledged Shares which equals the Class 3 Automatic Conversion Amount using a conversion rate for the Class 3 Pledged Shares equal to the average of the trading price of Biovest common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date.

As of March 31, 2011, the outstanding principal amount of the Class 3 Plan Note was $3,362,463.

September 2006 Debentures and Warrants (Class 5)

On the Effective Date, we issued, in satisfaction of the secured debentures dated September 29, 2006, outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”) in the original principal amount of $3,109,880. We are not obligated to pay the Class 5 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of our common stock or, subject to certain conditions, by exchanging the Class 5 Plan Debentures for shares of Biovest common stock owned by us during the term of the Class 5 Plan Debentures which mature on May 17, 2012.

The following are the material terms and conditions of the Class 5 Plan Debentures:

•

the Class 5 Plan Debentures mature on May 17, 2012 (provided, however, in the event that the average of the trading price of Biovest common stock (as determined in accordance with the Class 5 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding such maturity date is below $0.75, then the maturity date will automatically be extended for an additional twelve (12) months), and the outstanding principal together with all accrued but unpaid interest is due on such maturity date; and

•	interest accrues and is payable on the outstanding principal amount under the Class 5 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum;

•	each of the Class 5 Plan Debentures is secured by a lien on certain shares of Biovest common stock owned by us;

•

at the option of a holder of Class 5 Plan Debentures, all or any portion of the then outstanding balance of such holder’s Class 5 Plan Debentures may be converted into shares of our common stock or exchanged for shares of Biovest common stock owned by us at the applicable conversion or exchange rate set forth in such Class 5 Plan Debentures;

•

commencing on August 17, 2011, if the trading price of our common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least 150% of the fixed conversion price for a holder of Class 5 Plan Debentures for any ten (10) consecutive trading days (in the case of a conversion into our common stock), or the trading price of Biovest’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least $1.25 for any ten (10) consecutive trading days (in the case of an exchange for shares of Biovest common stock), at our option, we may (a) convert the then outstanding balance of all of the Class 5 Plan Debentures into shares of our common stock at a conversion rate equal to the fixed conversion price for each holder of Class 5 Plan Debentures, or (b) exchange the then outstanding balance of all of the Class 5 Plan Debentures into shares of Biovest common stock owned by us at a rate equal to $0.75 per share of Biovest common stock (with certain exceptions set forth in the Class 5 Plan Debentures and the Plan); and

•

in the event a holder of Class 5 Plan Debentures elects to receive shares of Biovest common stock during the period of November 17, 2010 through February 17, 2011, then such holder was subjected to certain restrictions set forth in the Class 5 Plan Debentures regarding such shares of Biovest common stock.

As of March 31, 2011, the aggregate outstanding principal amount of the Class 5 Plan Debentures was approximately $2.2 million.

On the Effective Date, we executed and delivered warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of our common stock or up to 14.4 million shares of Biovest common stock owned by us. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from November 17, 2010, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 5 Plan Warrants.

February 2007 Notes and Warrants (Class 9)

On the Effective Date, we issued, in satisfaction of the debentures dated February 28, 2007, outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original principal amount of $19,109,554. We not obligated to pay the Class 9 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of our common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures.

The following are the material terms and conditions of the Class 9 Plan Debentures:

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 9 Automatic Conversion Date”) provided that the average of the trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 9 Automatic Conversion Date (the “Class 9 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 9 Plan Debentures (the “Class 9 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the lesser of $1.25 per share or the Class 9 Automatic Conversion Price per share.;

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

As of March 31, 2011, the aggregate outstanding principal amount of the Class 9 Plan Debentures was $16,576,642.

On the Effective Date, we executed and delivered warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of our common stock. The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from the Effective Date, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan.

January 2008 Notes and Warrants (Class 13)

On the Effective Date, we issued, in satisfaction of the convertible Preferred Stock outstanding prior to the Effective Date of the Plan, new promissory notes (the “Class 13 Plan Notes”) in the original principal amount of $4,903,644. The Class 13 Plan Notes mature on November 17, 2012 (the “Class 13 Plan Notes Maturity Date”), and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes. We have the option, but have no obligation to pay the Class 13 Plan Notes in cash at maturity and instead may pay through the conversion by the holders into shares of our common stock.

The following are the material terms and conditions of the Class 13 Plan Notes:

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 13 Automatic Conversion Date”), provided that the average of the trading price of our common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 13 Automatic Conversion Date (the “Class 13 Automatic Conversion Price”) is at least $1.00 per share, one-eighth ( 1/8th) of the original balance of the Class 13 Plan Notes (the “Class 13 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the Class 13 Automatic Conversion Price per share;

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

As of March 31, 2011, the aggregate outstanding principal amount of the Class 13 Plan Notes was approximately $4.1 million.

On the Effective Date, we executed and delivered warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of our common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from November 17, 2010, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

June 2008 Debentures and Warrants (Class 6)

On the Effective Date, we issued in satisfaction of the secured debentures dated June 17, 2008 outstanding prior to the Effective Date, new debentures (the “Class 6 Plan Debentures”) in the original principal amount of $9,730,459. The Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest is due in cash on such date.

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

On the Effective Date, we executed and delivered warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of our common stock. The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share and an expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

During the period ended March 31, 2011, $2,772,548 in Class 6 Plan Debentures were converted into our common stock at a conversion price equal to $1.10 per share, resulting in the issuance of 2,520,496 shares of our common stock. As of March 31, 2011, the aggregate total outstanding principal amount of the Class 6 Plan Debentures was approximately $6.9 million.

Accentia Class 10 Plan Distributions

On the Effective Date, we became obligated to pay approximately $2.4 million in cash on March 17, 2014, to unsecured creditors holding Class 10 claims under the Plan (the “Class 10 Plan Distributions”).

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

As of March 31, 2011, the aggregate outstanding principal amount of the Class 10 Plan Distributions as issued on the Effective Date has remained unchanged.

Accentia Promissory Demand Notes:

On the Effective Date, under the Biovest Plan, our entire pre-petition claim due from Biovest in the amount of $13,444,290 was converted into shares of Biovest common stock at a conversion rate equal to $0.75 per share, resulting in the issuance to us of 17,925,720 shares of Biovest common stock.

Biovest Class 8 Option A Obligations

On the Biovest Effective Date and under the Biovest Plan, Biovest became obligated to pay to the Biovest unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 17, 2014 (the “Option A Obligations”). These unsecured claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities. As of March 31, 2011, the aggregate outstanding principal amount of the Option A Obligations as issued on the Effective Date has remained unchanged.

Biovest Class 8 Option C Promissory Note

On the Biovest Effective Date and under the Biovest Plan, Biovest became obligated to certain of its unsecured creditors in the principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditor’s allowed Class 8 unsecured claim (including post-petition interest under the Biovest Plan at a rate of three percent (3%) per annum) in combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as, 0.2 million shares of Biovest common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011 as follows:

•

provided that the average of the volume weighted average prices for shares of Biovest common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth (1/8th) of the Option C Notes plus accrued interest will be automatically converted into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP

•

if the Ten Day VWAP is less than $1.00 per share, the Option C Notes will not automatically convert into shares of Biovest common stock, but will instead become payable at maturity (August 17, 2012), unless an Option C Notes holder elects to convert one-eighth (1/8th) of its Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share;

•

any portion of the Option C Notes and any Option C interest that are outstanding at the maturity (August 17, 2012) will be due and payable in full, at Biovest’s election, in either cash or in shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP;

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Note holder, at its option, may convert any or all of its Option C Notes, plus the then accrued and unpaid interest into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share); and

•

if, at any time prior to August 17, 2012, the volume weighted average price for Biovest common stock is at least $1.88 per share for thirty (30) consecutive trading days, Biovest, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Effective Date ($1.66 per share).

As of March 31, 2011, the aggregate outstanding principal amount of the Option C Notes was approximately $1.5 million.

April 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the April 2006 New Market Tax Credit transaction (the “April 2006 NMTC Transaction”), in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. The Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest and its affiliates in connection with the April 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s guaranty, Biovest’s guaranty, and all of Biovest’s subsidiary guaranties from affiliates and third parties and all other obligations of all parties to Transaction I were terminated. Biovest has ceased all activities under the April 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC transaction.

December 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the December 2006 New Market Tax Credit transaction (the “December 2006 NMTC Transaction”), in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with the December 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s guaranty, Biovest’s guaranty, and all of the subsidiary guaranties from affiliates and third parties and all other obligations of all parties to the December 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the December 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

Cash Flows for the Six Months Ended March 31, 2011

For the six months ended March 31, 2011, our cash increased by approximately $2.0 million. Net cash flow from operating activities was approximately $2.5 million. The use for operating activities included a net loss of $8.5 million and additions of $14.6 million for share-based compensation. There was also an adjustment of $13.3 million for the gain on reorganization.

Net cash outflow from investing activities for the six months ended March 31, 2011, was approximately $0.1 million for the acquisition of property, plant and equipment.

We had net cash flows from financing activities of $4.6 million for the six months ended March 31, 2011. Proceeds from notes payable, related party were approximately $0.3 million, in addition to the $7.0 million proceeds from Biovest’s convertible note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated our management, including our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, we operated our business as a debtor-in-possession in accordance with the provisions of Chapter 11 and subject to the jurisdiction of the Bankruptcy Court. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”), which approved and confirmed the Plan, as modified by the Confirmation Order. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	On January 1, 2011, we issued incentive stock option award (“Employee Option Awards”) to our employees under our 2010 Equity Incentive Plan. The Employee Option Awards granted an options to purchase an aggregate of 785,000 shares of our common stock at an exercise price of $0.80 per share.

2.	On January 10, 2011, we issued 66,000 shares of our common stock to Alan M. Pearce pursuant to the December 31, 2010 Resignation Settlement between us and Mr. Pearce. These shares were issued consideration of the settlement of all claims by Mr. Pearce, including but not limited to claims under or arising out of Mr. Pearce’s Employment Agreement with us.

3.	On February 1, 2011, we issued an incentive stock option award (“Reardan Option Award”) to Dayton Reardan pursuant to the February 1, 2011 Consultant Agreement between us and Mr. Reardan. The Reardan Option Award granted an option to purchase 100,000 shares of our common stock at an exercise price of $0.60 per share.

4.	During the three months ended March 31, 2011, pursuant to our Plan (with an Effective Date of November 17, 2010) and Section 1145 of the United States Bankruptcy Code, we issued 1,186,199 shares of our common stock in satisfaction of allowed claims under our Plan, with conversion prices ranging from $1.00 to $1.84 per share.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 1 and 3 by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising, and each purchaser represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transaction described in paragraph 2 above by virtue of Section 4(2) of the Securities Act in that such sale and issuance did not involve a public offering. The recipient of the securities represented his intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued. The recipient had adequate access, through his relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 4 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our company.

No underwriters were employed in any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.1	Agreement between Accentia Biopharmaceuticals, Inc. and Baxter Healthcare Corporation effective on November 29, 2010 (this exhibit supersedes Exhibit 10.1 filed with Accentia’s Form 8-K dated December 3, 2010). Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

10.2	Lease between Biovest International, Inc. and JMS Holdings, LLC dated, December 2, 2010 (filed as Exhibit 10.212 to the Registration Statement on Form S-1 filed on February 18, 2011 (Registration No. 333-172353) and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCENTIA BIOPHARMACEUTICALS, INC. (Registrant)

Date: May 13, 2011	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chief Executive Officer; Chairman of the Board; Director
(Principal Executive Officer)

Date: May 13, 2011	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)