Form 10-Q
period 2011-06-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2011-08-12
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of July 31, 2011, there were 70,892,864 shares of the registrant’s Common Stock outstanding.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in “ITEM 1A. RISK FACTORS” of our Form 10-K for the fiscal year ended September 30, 2010 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,368,405	$558,452
Accounts receivable:
Trade, net of allowance for doubtful accounts of $8,000 at June 30, 2011 and September 30, 2010	1,215,492	1,287,363
Inventories	459,729	417,087
Unbilled receivables	203,886	151,303
Deferred finance costs	118,173	16,077
Prepaid expenses and other current assets	314,760	243,998

Total current assets	3,680,445	2,674,280

Goodwill	893,000	893,000
Intangible assets	739,870	1,083,962
Furniture, equipment and leasehold improvements, net	760,264	142,276
Deferred finance costs, less current portion	19,696	—
Other assets	721,372	216,791

	$6,814,647	$5,010,309

(Continued)

	June 30, 2011 (Unaudited)	September 30, 2010
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of convertible long-term debt	$6,681,258	$—
Current maturities of other long-term debt	4,415,052
Accounts payable	885,984	1,139,817
Accrued expenses	597,141	1,269,395
Accrued interest	763,556	—
Reserve for unresolved claims	6,210,430	—
Unearned revenues	113,019	263,778
Notes payable, related parties	—	2,041,005
Customer deposits	10,440	134,613
Derivative liability	3,258,046	1,844,200

Total current liabilities	22,934,926	6,692,808

Long-term convertible promissory notes, net of current maturities	25,730,317	—
Convertible promissory notes, related party	364,288	—
Other long-term debt	41,650,384	—
Long-term accrued interest	2,138,114	—
Liabilities subject to compromise	—	143,570,128

Total liabilities	92,818,029	150,262,936

Commitments and contingencies	—	—

Series A convertible redeemable preferred stock, $1.00 par value; no shares issued and outstanding and 8,950 authorized as of June 30, 2011; 7,529 shares issued and outstanding and 8,950 authorized as of September 30, 2010	—	7,528,640

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 72,441,000 shares issued and 70,892,864 shares outstanding at June 30, 2011, and 58,243,115 shares issued and 58,048,208 shares outstanding at September 30, 2010	72,442	58,048
Treasury stock, 1,548,136 and 194,907 shares, June 30, 2011 and September 30, 2010	(1,496,417)	(170,057)
Additional paid-in capital	287,829,974	203,828,364
Accumulated deficit	(331,173,240)	(325,882,720)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.	(44,767,241)	(122,166,365)

Non-controlling interests	(41,236,141)	(30,614,902)

Total stockholders’ deficit	(86,003,382)	(152,781,267)

	$6,814,647	$5,010,309

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Net Sales:
Products	$659,210	$1,273,875	$1,810,560	$3,234,405
Services	1,409,511	1,219,871	4,315,953	5,053,221
Grant revenue	—	—	319,667	—

Total net sales	2,068,721	2,493,746	6,446,180	8,287,626

Cost of sales:
Products	385,922	607,228	1,037,689	1,475,865
Services	1,074,731	1,024,308	3,263,262	4,134,366
Grants	—	—	72,011	—

Total cost of sales (exclusive of amortization of acquired product rights)	1,460,653	1,631,536	4,372,962	5,610,231

Gross margin	608,068	862,210	2,073,218	2,677,395

Operating expenses:
Research and development	657,230	335,961	1,368,877	961,504
Sales and marketing	37,526	35,703	92,229	90,357
Royalties	—	—	30,000	—
General and administrative	3,228,943	1,246,516	19,521,140	4,036,340
Impairment of intangible assets	—	—	—	394,570

Total operating expenses	3,923,699	1,618,180	21,012,246	5,482,771

Operating loss	(3,315,631)	(755,970)	(18,939,028)	(2,805,376)
Other income (expense):
Interest expense	(1,868,603)	(1,671,442)	(6,315,535)	(13,778,456)
Derivative gain (loss)	816,212	14,110,782	581,804	(22,432,346)
Loss on deconsolidation of insolvent subsidiary	—	—	—	(845,314)
Other income (expense)	(17,037)	(3,925)	10,124	588,405

Income (loss) before reorganization items, non-controlling interest in losses from variable interest entities, and income taxes	(4,385,059)	11,679,445	(24,662,635)	(39,273,087)
Reorganization items:
Gain on reorganization	650,052	—	12,796,494	—
Professional Fees	—	(207,510)	(357,059)	(678,584)
Provision for indemnity agreements	—	—	—	2,061,818

	650,052	(207,510)	12,439,435	1,383,234
Loss before income taxes and non-controlling interest	(3,735,007)	11,471,935	(12,223,200)	(37,889,853)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Income taxes	$—	$1,400	$—	$(3,156)

Net (loss) income	(3,735,007)	11,473,335	(12,223,200)	(37,893,009)
Loss (income) from non-controlling interest from variable interest entities and subsidiary	917,354	(412,930)	3,367,138	3,056,702
Net (loss) income attributable to Accentia Biopharmaceuticals, Inc.	(2,817,653)	11,060,405	(8,856,062)	(34,836,307)
Preferred stock dividend	—	(699,758)	—	(2,099,252)
(Loss) income attributable to common shareholders	(2,817,653)	10,360,647	(8,856,062)	(36,935,559)

Weighted average shares outstanding, basic and diluted	70,172,994	58,048,208	67,287,208	58,048,208

Per share amounts, basic and diluted:
(Loss) income attributable to common stockholders per common share	$(0.04)	$0.18	$(0.13)	$(0.64)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interests	Total
Balances, October 1, 2010	58,048,208	$58,048	$203,828,364	$(170,057)	$(325,882,720)	$(30,614,902)	$(152,781,267)
Reclassification upon dissolution of variable interest entities	—	—	—	—	3,565,534	(3,565,534)	—
Share-based compensation	1,566,000	1,566	16,024,608	—	—	—	16,026,174
Reclassification of derivative liability to equity	—	—	35,259,336	—	—	—	35,259,336
Accentia shares issued on effective date upon the conversion of debt	10,072,644	10,073	13,698,945	—	—	—	13,709,018
Accentia shares issued upon the conversion of promissory notes	1,891,055	1,892	1,361,885	—	—	—	1,363,777
Accentia shares issued for services	56,250	56	40,444	—	—	—	40,500
Accentia shares issued in resolution of disputed claims	806,843	807	419,834	—	—	—	420,641
Accentia warrants issued with financing transaction	—	—	696,049	—	—	—	696,049
Reclassification of Accentia beneficial conversion feature to equity	—	—	303,951	—	—	—	303,951
Treasury shares received on effective date	—	—	—	(1,326,360)	8	—	(1,326,352)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(Continued)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interests	Total
Biovest warrants issued	—	—	1,247,582	—	—	—	1,247,582
Biovest shares issued on effective date for conversion of debt	—	—	6,631,156	—	—	—	6,631,156
Reclassification of Biovest beneficial conversion feature to equity	—	—	2,138,789	—	—	—	2,138,789
Biovest shares issued upon conversion of debt	—	—	1,117,108	—	—	—	1,117,108
Biovest shares issued for interest	—	—	434,415	—	—	—	434,415
Biovest shares issued upon the conversion of employee stock options	—	—	6,000	—	—	—	6,000
Accentia owned Biovest shares tendered in payment of Accentia debt	—	—	932,941	—	—	—	932,941
Adjustment to non-controlling interests for change in ownership percentage of majority-owned subsidiary	—	—	3,688,567	—	—	(3,688,567)	—
Net loss for the period	—	—	—	—	(8,856,062)	(3,367,138)	(12,223,200)

Balances, June 30, 2011	72,441,000	$72,442	$287,829,974	$(1,496,417)	$(331,173,240)	$(41,236,141)	$(86,003,382)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ending June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,223,200)	$(37,893,009)
Adjustments to reconcile net loss to net cash flows from operating activities:
Change in fair market value adjustment of convertible debentures	—	2,134,133
Depreciation	65,740	243,232
Amortization	344,092	203,693
Share-based compensation	16,026,174	450,029
Accretion of capitalized finance costs	937,795	1,025,171
Accretion of debt discounts	1,416,492	5,773,181
Accretion of royalty liability	—	457,260
Derivative (gain) loss	(581,804)	22,432,346
Impairment of intangible assets	—	394,570
Issuance of common stock shares for services	40,500	—
Issuance of common stock warrants for finance costs	1,247,582	—
Issuance of common stock shares for interest expense	434,415	—
Gain on settlement	(827,196)	(342,001)
Cash proceeds from settlement	—	2,500,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	71,871	247,015
Inventories	(42,642)	38,861
Unbilled receivables	(52,583)	1,223,309
Prepaid expenses and other current assets	(61,899)	62,776
Other assets	(504,581)	59,944
Accounts payable	502,866	(887,255)
Accrued expenses	2,145,928	3,037,325
Unearned revenues	(150,759)	(691,365)
Customer deposits	(124,173)	(81,850)

Net cash flows from operating activities before reorganization items	8,664,618	387,365

Reorganization items:
Gain on reorganization plan	(12,795,522)	—
Decrease in accrued professional fees	(325,333)	—
Decrease in provision for indemnity agreement	—	—

	(13,120,855)	—

Net cash flows from operating activities	(4,456,237)	387,365

Cash flows from investing activities:
Acquisition of property, plant and equipment	(683,729)	(42,707)

Net cash flows from investing activities	$(683,729)	$(42,707)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Nine Months Ending June 30,
	2011	2010
Cash flows from financing activities:
Proceeds from long-term convertible notes	$7,353,000	$—
Payments of long-term debt	(1,569,035)
Payment of deferred financing costs	(1,059,587)	(40,000)
Proceeds from the exercise of stock options	6,000	—
Proceeds from notes payable, related party	1,250,000	140,000
Payments made (to) from related party, net	(30,459)	119,835

Net cash flows from financing activities	5,949,919	219,835

Net change in cash and cash equivalents	809,953	564,493

Cash and cash equivalents at beginning of period	558,452	325,350

Cash and cash equivalents at end of period	1,368,405	889,843

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	—	3,156

Supplemental disclosure of non-cash financing activity:
Reclassification of derivative to equity	$35,259,336	$—
Cumulative effect of change in accounting principal
Accentia common stock issued on effective date upon the conversion of debt	13,709,018	2,906,785
Accentia common stock issued for services	40,500	—
Accentia common stock issued upon the conversion of promissory notes	1,363,777	—
Accentia common stock issued in resolution of disputed claims	420,641	—
Accentia owned Biovest shares tendered in payment of Accentia debt	932,941	—
Biovest common stock issued on effective date upon the conversion of debt	6,631,156	—
Reclassification of Biovest beneficial conversion feature to equity	2,138,789	—
Reclassification of Accentia beneficial conversion feature to equity	696,049
Biovest shares issued for interest	434,415	—
Biovest shares issued upon the conversion of Biovest debt	1,117,108	—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

1. Description and history of the company:

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (OTCQB: “ABPI”) (the “Company” or “Accentia”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of autoimmune diseases. Additionally, through the Company’s majority-owned subsidiary, Biovest International, Inc., (OTCQB: “BVTI”) (“Biovest”), the Company is developing BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Through the Company’s wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), the Company conducts a health economics research and consulting business which Analytica markets to the pharmaceutical and biotechnology industries, using Analytica’s operating cash flow to support the Company’s corporate administration and product development activities.

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

Through collaboration with the National Cancer Institute (“NCI”), Biovest has developed a patient-specific cancer vaccine, BiovaxID®, which has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. As of June 30, 2011, Biovest is a 62% owned subsidiary of Accentia and Biovest has a significant number of options and convertible instruments which may cause a dilution of the Company’s ownership percentage in the short-term, if converted.

Additionally, through the Company’s wholly-owned subsidiary, Analytica, a Florida corporation with its offices located in New York, N.Y., the Company conducts a global research and strategy consulting business that provides professional services to the pharmaceutical and biotechnology industries. Since 1997, Analytica has expertly directed research studies and projects, including traditional health economic modeling projects, database studies, structured reviews, health technology assessments, reimbursement analyses, and value dossiers.

On November 10, 2008, the Company and its wholly-owned subsidiaries, Analytica, TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”), AccentRx, Inc. (“AccentRx”), and Accentia Specialty Pharmacy (“ASP”) (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization, and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

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

Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

2. Significant accounting policies and consolidation policy (continued):

Consolidation policy

Principles of consolidation

The Company consolidates all entities controlled by ownership of a majority interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia Biopharmaceuticals, Inc. and its wholly-owned subsidiaries, Analytica, TEAMM, AccentRx, and ASP; its majority owned subsidiary, Biovest (and its consolidated entities), and Revimmune, LLC, an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company carries cash, accounts receivable, accounts payable, and accrued liabilities at historical costs for which the respective estimated fair values approximates carrying values due to their current nature. The Company also carries notes payable and long-term debt at historical cost less discounts from warrants issued as loan financing costs; however, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

2. Significant accounting policies and consolidation policy (continued):

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

The Company estimates fair values of all derivative instruments, such as free-standing warrants, and embedded conversion features utilizing Level 2 inputs. The Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of June 30, 2011 and September 30, 2010.

Grant revenue:

Grant revenue is the result of the Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2010. In accordance with the terms of the Qualifying Therapeutic Discovery Program Grant, grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2011 and 2010 for both the Company and Biovest.

Recent accounting pronouncements:

In June 2008, the FASB issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features fell under the scope of this guidance resulting in a decrease of $2.2 million and $0.8 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit respectively.

In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former Qualifying Special Purpose Entity for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether the Company is the primary beneficiary of any variable interest entities which it is a party to. This new guidance was not effective for the Company until October 1, 2010 and earlier adoption was prohibited. This new guidance became effective for the Company on October 1, 2010 and did not have a material impact on the Company’s consolidated financial statements.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

2. Significant accounting policies and consolidation policy (continued):

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements, requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy was required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on January 1, 2012 and does not expect the adoption to have a material impact on its condensed consolidated financial statements.

3. Liquidity and management’s plans:

During the nine months ended June 30, 2011, the Company had a net loss of $12.2 million. On June 30, 2011, the Company had an accumulated deficit of approximately $331.2 million and a working capital deficit of approximately $19.3 million. Cash and cash equivalents at June 30, 2011 was $1.4 million, of which $0.7 million was attributable to Biovest. The Company’s independent registered public accounting firm’s report included a “going concern” uncertainty on the financial statements for the year ended September 30, 2010, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Regulatory strategy and commercialization expenditures:

While there have been a number of published reports of High-Dose Pulsed Cyclophosphamide as a potential therapy for certain autoimmune diseases, cyclophosphamide is not currently FDA-approved for the treatment of any autoimmune diseases. These prior studies of High-Dose Pulsed Cyclophosphamide in the United States have been conducted at a limited number of large academic research hospitals and have featured non-uniform inclusion criteria and/or administration schedules. It is generally recognized that there may be significant potential risks of infection or other side effects when High-Dose Pulsed Cyclophosphamide is not administered by highly-qualified personnel in a controlled and regulated clinical setting. While the previous studies are important to the Company’s Revimmune™ development plan, they may not be sufficient to support regulatory approval. At the core of the Company’s Revimmune development plan is the expansion of the FDA approved label to include various autoimmune diseases which is anticipated to require controlled and randomized clinical trials to demonstrate the efficacy of High-Dose Pulsed Cyclophosphamide to the satisfaction of the FDA and that safety will be an important regulatory and clinical concern which the Company believes will require an FDA approved formal Risk Evaluation and Mitigation Strategies (“REMS”).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

3. Liquidity and management’s plans (continued):

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

Biovest completed its Phase 3 clinical trial of BiovaxID® for the indication of FL. Under Biovest’s current regulatory strategy, Biovest is performing in-depth analyses of the available clinical trial data in preparation for submission of the data to the Federal Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”). Based upon a recommendation from the independent Data Monitoring Committee (“DMC”) which monitors the safety and efficacy profile of the clinical trial and Biovest’s analysis of the available clinical trial data, Biovest plans to seek accelerated and conditional approval of BiovaxID with the FDA, EMA, and other international agencies, for the indication of FL. Pending the outcome of these anticipated applications for accelerated and conditional approval, Biovest has ceased enrolling new patients in its Phase 3 clinical trial and has discontinued most clinical trial activities, which had the effect of decreasing clinical trial expenses compared to those recorded for prior periods. Accelerated or conditional approval would require Biovest to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should Biovest receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances Biovest will receive accelerated or conditional approval. Biovest’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts. Biovest’s inability to obtain required funds or any substantial delay in obtaining required funds will have a material adverse effect on the ongoing commercialization efforts

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its global research and strategy consulting business, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for product development is dependent upon the Company’s ability to obtain additional funding in the near term. Additional sources of funding have not been established; however, the Company anticipates seeking additional financing potentially from a number of sources, including the sale of equity or debt securities, strategic collaborations and recognized research funding programs. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations the Company’s ability to pay its existing liabilities as they become due is dependent upon the Company’s ability to obtain significant external funding, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources when required, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

4. Inventories:

Inventories (of continuing operations) consist of the following:

	June 30, 2011 (Unaudited)	September 30, 2010
Finished goods, other	$51,462	$104,155
Work-in-process	86,710	—
Raw materials	321,557	312,932

	$459,729	$417,087

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

5. Intangible assets:

Intangible assets consist of the following:

	June 30, 2011 (Unaudited)	September 30, 2010	Weighted Average Amortization Period
Amortizable intangible assets:
Noncompete agreements	$2,104,000	$2,104,000	3.5 years
Patents	103,244	103,244	3.0 years
Purchased customer relationships	666,463	666,463	10.0 years
Product rights	28,321	28,321	18.4 years
Software	438,329	438,329	3.5 years
Trademarks	1,285,960	1,285,960	3.0 years

	4,626,317	4,626,317
Less accumulated amortization	(3,886,447)	(3,542,355)

Total intangible assets	$739,870	$1,083,962

6. Reserve for unresolved claims:

Reserve for unresolved claims consists of disputed amounts in the Company’s Plan. These claims remain outstanding before the Bankruptcy Court, and the Company anticipates each claim will be resolved by the second quarter of 2012.

7. Notes payable:

Notes payable of approximately $0.1 million, consisting primarily of priority and convenience claims to be paid within six months of the Effective Date were paid during the nine months ended June 30, 2011. All notes payable at September 30, 2010 had been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet as of September 30, 2010, as a result of the Company’s Chapter 11 filings on November 10, 2008 (Note 1).

8. Convertible long-term debt:

Convertible promissory notes consist of the following:

in thousands
	June 30, 2011	September 30, 2010
Accentia Class 3 Plan Notes	2,802	—
Accentia Class 5 Plan Debentures	945	—
Accentia Class 6 Plan Debentures	6,860	—
Accentia Class 9 Plan Debentures	16,433	—
Accentia Class 13 Plan Notes	3,999	—
Biovest Class 8 Option C Promissory Note	1,303	—
Biovest Empery Promissory Notes	70	—

	32,412	—
Less current maturities	(6,681)	—

	$25,731	$—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Convertible long-term debt (continued):

Accentia Class 3 Plan Note:

Effective as of November 17, 2010, the effective date of the Company’s Plan (the “Effective Date”), the Company issued, a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank, as payment of the Company’s obligation to Southwest Bank prior to the Effective Date. The Company is not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. The following are the material terms and conditions of the Class 3 Plan Note:

•	the Class 3 Plan Note matures on August 17, 2012;

•	interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum;

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

•

the Class 3 Plan Note is secured by a lien on 15 million shares of Biovest common stock owned by the Company (the “Class 3 Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note. As of June 30, 2011, there remains approximately 9.4 million Class 3 Pledged Shares;

•

if, on any Class 3 Automatic Conversion Date, the Class 3 Automatic Conversion Price is less than $1.00 per share, Mr. Ryll may, at his election, may convert the Class 3 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share of the Company’s common stock; and

•

if, on any Class 3 Automatic Conversion Date, the Class 3 Automatic Conversion Price is less than $1.00 per share, and Mr. Ryll does not elect to convert the Class 3 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share of the Company’s common stock, then Company, at its election and upon written notice to Mr. Ryll, may either deliver the Class 3 Automatic Conversion Amount by one of the following four methods of payment or combination thereof:

(i)	the number of shares of the Company’s common stock determined by dividing the Class 3 Automatic Conversion Amount by $1.00 plus after the payment, the difference between (a) the Class 3 Automatic Conversion Amount and (b) the product of the Class 3 Automatic Conversion Price on the Class 3 Automatic Conversion Date and the number of shares of the Company’s common stock issued (as determined above); or

(ii)	the number of shares of our common stock determined by dividing the Class 3 Automatic Conversion Amount by $1.00 plus in order to pay the shortfall in the Class 3 Automatic Conversion Amount after the payment (as determined above), that number of the Class 3 Pledged Shares that has a value equal to the remaining unpaid portion of the Class 3 Automatic Conversion Amount (as determined above), using a conversion rate equal to the average of the trading price of shares of Biovest common stock for the ten (10) consecutive trading days prior to the Class 3 Automatic Conversion Date (the “Biovest VWAP Price”); or

(iii)	the number of shares of our common stock determined by dividing the Class 3 Automatic Conversion Amount by $1.00 plus cash in an amount equal to the shortfall in the Class 3 Automatic Conversion Amount after the payment (as determined above); or

(iv)	the number of the Class 3 Pledged Shares that has a value equal to the Class 3 Automatic Conversion Amount, using a conversion rate equal to the Biovest VWAP Price., i.e., dividing the Automatic Conversion Amount by the Biovest VWAP Price.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Convertible long-term debt (continued):

Accentia Class 3 Plan Note (continued):

As of June 30, 2011, approximately $1.7 million in Class 3 Plan Debentures principal and approximately $0.1 million in accrued interest had been converted into a combination of the Conversion Shares and Class 3 Pledged Shares at a conversion price equal to $0.54 to $1.36 per share and $0.71 per share, respectively, resulting in the delivery 1,542,887 shares of the Company’s common stock and 869,686 shares of Biovest common stock owned by the Company.

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

•

commencing on August 15, 2011, if the trading price of the Company’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least 150% of the fixed conversion price for a holder of Class 5 Plan Debentures for any ten (10) consecutive trading days (in the case of a conversion into the Company’s common stock), or the trading price of shares of Biovest common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least $1.25 for any ten (10) consecutive trading days (in the case of an exchange for shares of Biovest common stock), the Company, at its option, may (a) convert the then outstanding balance of all of the Class 5 Plan Debentures into shares of the Company’s common stock at a conversion rate equal to the fixed conversion price for each holder of Class 5 Plan Debentures, or (b) exchange the then outstanding balance of all of the Class 5 Plan Debentures into shares of Biovest common stock owned by the Company at a rate equal to $0.75 per share of Biovest common stock (with certain exceptions set forth in the Class 5 Plan Debentures and the Plan); and

•

if a holder of Class 5 Plan Debentures elects to receive shares of Biovest common stock during the period of November 17, 2010 through February 17, 2011, then such holder would have been subject to certain restrictions set forth in the Class 5 Plan Debentures and the Plan regarding the shares of Biovest common stock.

On the Effective Date, the Company also executed and delivered warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of the Company’s common stock or up to 14.4 million shares of Biovest common stock owned by the Company. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 5 Plan Warrants and the Plan.

As of June 30, 2011, approximately $1.1 million in Class 5 Plan Debentures principal and $25,653 in accrued interest had been converted into Biovest common stock at a conversion price equal to $0.75 per share, resulting in the delivery of 1,198,184 shares of Biovest common stock owned by the Company to certain Class 5 Plan Debenture holders. Additionally, approximately $3.3 million converted on the Effective Date into approximately 1.3 million shares of the Company’s common stock at a conversion price of $2.67 per share. The principal balance at June 30, 2011 was $2,024,950, net of a discount of $1,079,284.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Convertible long-term debt (continued):

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

On the Effective Date, the Company also executed and delivered warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of the Company’s common stock. The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

As of June 30, 2011, approximately $2.9 million in Class 6 Plan Debentures had been converted into the Company’s common stock at a conversion price equal to $1.10 per share, resulting in the issuance of approximately 2.6 million shares of the Company’s common stock.

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

The following are the material terms and conditions of the Class 9 Plan Debentures:

•

on the Effective Date and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 9 Automatic Conversion Date”) provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 9 Automatic Conversion Date (the “Class 9 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 9 Plan Debentures (the “Class 9 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the lesser of $1.25 per share or the Class 9 Automatic Conversion Price per share;

•

if, on any Class 9 Automatic Conversion Date, the Class 9 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 9 Plan Debentures may elect to convert the Class 9 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 9 Plan Debentures at the Class 9 Plan Debenture Maturity Date will be due and payable in full, at the election of the Company, in either cash or shares of the Company’s common stock at a conversion rate equal to the average trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 9 Plan Debenture Maturity Date (provided that the average trading price for such period is at least $.50 per share);

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Convertible long-term debt (continued):

Accentia Class 9 Plan Debentures and Warrants (continued):

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

On the Effective Date, the Company also executed and delivered warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of the Company’s common stock. The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan.

As of June 30, 2011, a total of approximately $2.7 million of the original principal amount of the Class 9 Plan Debentures had been converted into Company common stock at an average conversion price of $1.22 per share, resulting in the issuance of approximately 2.2 million shares of the Company’s common stock.

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

The following are the material terms and conditions of the Class 13 Plan Notes:

•

on the Effective Date and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 13 Automatic Conversion Date”), provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 13 Automatic Conversion Date (the “Class 13 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original balance of the Class 13 Plan Notes (the “Class 13 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Class 13 Automatic Conversion Price per share;

•

if, on any Class 13 Automatic Conversion Date, the Class 13 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 13 Plan Notes may elect to convert the Class 13 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 13 Plan Notes at the Class 13 Plan Note Maturity Date will be due and payable in full, at the election of the Company, in either cash or shares of the Company’s common stock at a conversion rate equal to the greater of the average of the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 13 Plan Notes Maturity Date or $1.00;

•

if, at any time during the term of the Class 13 Plan Notes, the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) is at least 125% of $1.25 per share for ten (10) consecutive trading days, a holder of Class 13 Plan Notes, at its option, may convert any or all of the then outstanding principal balance of its Class 13 Plan Notes into shares of the Company’s common stock at a conversion rate equal to the Class 13 Automatic Conversion Price used for the initial conversion on the Effective Date; and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Convertible long-term debt (continued):

Accentia Class 13 Plan Note and Warrants (continued):

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

On the Effective Date, the Company also executed and delivered warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of the Company’s common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

As of June 30, 2011, a total of approximately $3.5 million of the outstanding principal amount of the Class 13 Plan Notes had been converted into the Company’s common stock at an average conversion price of $2.05 per share, resulting in the issuance of approximately 1.7 million shares of the Company’s common stock.

Biovest Class 8 Option C Notes:

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

•

should the Ten Day VWAP be less than $1.00 per share, the Option C Notes will not automatically convert into shares of Biovest common stock, but will instead become payable at maturity (August 17, 2012), unless an Option C Notes holder elects to convert one-eighth (1/8th) of its Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share;

•

any portion of the Option C Notes and any Option C interest that are outstanding at maturity (August 17, 2012) will be due and payable in full, at Biovest’s election, in either cash or in shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP;

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Notes holder, at its option, may convert any or all of its Option C Notes, plus the then accrued and unpaid interest into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Biovest Effective Date ($1.66 per share); and

•

if, at any time prior to August 17, 2012, the volume weighted average price for Biovest common stock is at least $1.88 per share for thirty (30) consecutive trading days, Biovest, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Biovest Effective Date ($1.66 per share).

On February 17, 2011 and again on May 17, 2011, with Biovest’s Ten Day VWAP at less than $1.00 per share, the Option C Notes holder elected to convert one-eighth of the Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share, resulting in the issuance of 635,028 shares of Biovest common stock.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Convertible long-term debt (continued):

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

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase an aggregate of 8,733,096 shares of Biovest common stock;

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

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

As of June 30, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted to common stock, resulting in the issuance to the Buyers of 6.9 million shares of the Biovest common stock. The remaining principal balance outstanding on the Exchange Notes is $1.3 million as of June 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

8. Convertible long-term debt (continued):

Biovest Exit Financing and Warrant Transaction (continued):

The Exchange Notes and Warrants contain conversion and adjustment features required to be classified as derivative instruments and recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

Future maturities of convertible debt are as follows:

in thousands

12 Months ending June 30,
2012	$7,968
2013	11,192
2014	16,414

Total maturities	35,574
Less unamortized discount:	(3,162)

$32,412

9. Other long-term debt:

Other long-term debt consists of the following:

in thousands
	June 30, 2011	September 30, 2010
Accentia Class 2 Laurus/Valens Term Note	$8,800	$—
Accentia Class 4 Promissory Note	4,343	—
Accentia Class 10 Plan Distributions	2,231	—
Biovest Laurus/Valens Term Notes	27,627	—
Biovest Class 8 Plan Distributions	2,711	—
Coon Rapids Economic Development Authority Loan	353	—

	46,065	—
Less current maturities	(4,415)	—

	$41,650	$—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

9. Other long-term debt (continued):

Accentia Class 2 Laurus/Valens Term Note:

On the Effective Date, the Company issued security agreements and term notes to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”), and LV Administrative Services, Inc. (“Laurus/Valens”), in the original principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term Notes:

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

•

a first lien on all of the assets of the Company, junior only to the liens granted under the Plan to holders of the Class 6 Plan Debentures, in the original aggregate principal amount of $8,906,098, and certain permitted liens;

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

Accentia Class 4 Promissory Note:

On the Effective Date, the Company issued, a new promissory note in the original principal amount of $4,342,771 (the “Class 4 Plan Note”) to McKesson Corporation (“McKesson”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated), and the outstanding principal together with all accrued but unpaid interest is due on such date. The following are the material terms and conditions of the Class 4 Plan Note:

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

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

9. Other long-term debt (continued):

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

As of June 30, 2011, the Company had issued approximately 2.4 million shares of the Company’s common stock to these Class 10 unsecured creditors at a conversion price equal to $1.36 per share.

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

•

a prepayment equal to fifty percent (50%) of the positive net cash flow of Biovest for each fiscal quarter after the Biovest Effective Date, less the amount of certain capital expenditures on certain biopharmaceutical products of Biovest made during such fiscal quarter or during any prior fiscal quarter ending after November 17, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

9. Other long-term debt (continued):

Biovest Laurus/Valens Term Notes (continued):

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

With the prior written consent of Laurus/Valens, Biovest may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of Biovest common stock. The number of shares of Biovest common stock issuable on such a conversion is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for shares of Biovest common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

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

The Laurus/Valens Term A and the Laurus/Valens Term B Notes have replaced the following obligations due to Laurus and its affiliates:

•	the $7.799 million note payable to Laurus originated in March 2006;

•	the $0.250 million note payable to Valens II originated in October 2007;

•	the $0.245 million note payable to Valens U.S. originated in October 2007;

•	the $3.6 million note payable to Valens II originated in December 2007;

•	the $4.9 million note payable to Valens U.S. originated in December 2007;

•	the $7.5 million minimum royalty due on sales of AutovaxID™ instrumentation originated in April 2007; and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

The fair value of the Laurus/Valens Term A and the Laurus/Valens Term B Notes was recorded against the combined carrying value of the obligations listed above resulting in a $6.7 million gain on reorganization for the nine months ended June 30, 2011.

Biovest Class 8 Option A Obligations:

On the Biovest Effective Date and under the Biovest Plan, Biovest became obligated to pay to the Biovest unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014. These unsecured claims include, but is not limited to the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities. The fair value of the Option A Obligations was recorded against the carrying value of each claim holder electing an Option A distribution as of the Effective Date, resulting in a $0.5 million gain on reorganization for the nine months ended June 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

9. Other long-term debt (continued):

Coon Rapids Economic Development Authority Loans:

On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority for the City of Coon Rapids, Minnesota and the Minnesota Investment Fund, which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. Biovest issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. The notes bear interest as follows, yielding an effective interest rate of 4.1%:

•	Months 1-60 at 2.5% interest

•	Months 61-80 at 5.0% interest

•	Months 81-100 at 7.0% interest

•	Months 101-120 at 9.0% interest

Biovest may prepay the notes at any time prior to maturity without penalty. Proceeds from the transaction in the amount of $0.353 million were used to fund capital improvements made to Biovest’s existing manufacturing facility in Coon Rapids, Minnesota.

Future maturities of other long-term debt are as follows:

in thousands

12 Months ending June 31,
2012	$4,415
2013	27,881
2014	13,460
2015	15
thereafter	294

$46,065

10. Derivative liabilities:

The following tabular presentation reflects the components of derivative financial instruments:

	June 30, 2011 (unaudited)	September 30, 2010(1)
Embedded derivative instruments, bifurcated	$—	$18,224,001
Freestanding derivatives:
Warrants issued with convertible debt	—	10,020,236
Warrants issued with note payable	—	7,594,600
Warrants issued with preferred stock	—	1,077,118
Warrants issued with other debt	—	467,564
Warrants issued with settlement	590,800	1,844,200
Default and investment put options, Biovest	—	219,700
Investment put option, Accentia	—	2,928,838
Biovest investor share distribution	171,874	—
Biovest warrants issued with convertible debt	2,489,806	—
Biovest debt conversion option	5,566	—

	$3,258,046	$42,376,257

(1)	As a result of the Company’s Chapter 11 proceedings, some derivative liabilities listed in the table above became prepetition indebtedness under the Plan. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s condensed consolidated balance sheet at September 30, 2010. Only warrants issued with settlement were classified as derivative liabilities at September 30, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

10. Derivative liabilities (continued):

Derivative gains (losses) in the accompanying statements of operations relate to the individual derivatives as follows:

	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)
Embedded derivative instruments, bifurcated	$(2,995,771)	$(6,994,502)
Freestanding derivatives:
Warrants issued with convertible debentures	3,475,104	(6,958,068)
Warrants issued with term note payable	(1,583,088)	(7,062,578)
Warrants issued with preferred stock	—	(867,914)
Warrants issued with other debt	—	(430,941)
Default and investment put options, Biovest	(3,030)	(16,855)
Investment put option, Accentia	—	1,136,712
Investor share distribution, Biovest	435,189	—
Warrants issued for settlement	1,253,400	(1,238,200)

	$(581,804)	$(22,432,346)

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2011 (unaudited)				September 30, 2010
Fair value measurements:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Liabilities

Derivative liabilities	$ —	$ 3,258,046	$ —	$ 3,258,046	$ —	$ 42,376,257	$ —	$ 42,376,257

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

11. Related party transactions:

Accentia Corps Real Convertible Note:

On June 13, 2011, the Company entered into a convertible debt financing transaction with Corps Real, LLC (“Corps Real”) providing for aggregate loans to the Company in the maximum amount of $4.0 million. Corp Real is a shareholder and the senior secured lender to Biovest, the Company’s majority-owned subsidiary. Corps Real, as well as the majority owner of Corps Real, are both managed by Ronald E. Osman, Esq., a shareholder of the Company, who is also a shareholder and Director of Biovest. The Company executed a secured promissory note, payable to Corps Real, in the maximum principal amount of $4.0 million (the “Note”), under which Corps Real advanced $1.0 million to the Company on June 13, 2011 and agreed to advance an additional $1.0 million to the Company on each of August 1, 2011, November 15, 2011, and January 15, 2012. The other material terms and conditions of the Note are as follows:

•	The Note will mature on June 13, 2016, at which time all indebtedness under the Note will be due and payable;

•

Interest on the outstanding principal amount of the Note accrues and will be payable at a fixed rate of five percent (5%) per annum. Interest began accruing on June 13, 2011 and will be payable on a quarterly basis in arrears (as to the principal amount then outstanding) Interest payments may be paid in cash or, at the election of the Company, may be paid in shares of the Company’s common stock based on the volume-weighted average trading price of the Company’s common stock during the last ten trading days of the quarterly interest period;

•

At Corps Real’s option, at any time prior to the earlier to occur of (a) the date of the prepayment of the Note in full or (b) the maturity date of the Note, Corps Real may convert all or a portion of the outstanding balance of the Note (including any accrued and unpaid interest) into shares of the Company’s common stock at a conversion rate equal to $0.34 per share;

•

If the Company’s common stock trades at $2.00 per share for ten (10) consecutive trading days, then the Company may, within three (3) trading days after the end of any such period, cause Corps Real to convert all or part of the then outstanding principal amount of the Note at the then conversion price, plus accrued but unpaid interest;

•

Subject to certain exceptions, if the Company wishes to complete a follow-on equity linked financing during the 12 month period following June 13, 2011 at a price per share that is less than the conversion price under the Note, then the Company’s full board of directors must first confer with Mr. Osman, the manager of Corps Real, and the Company must offer Corps Real the first right of refusal to provide or to participate in such equity linked financing;

•

The Company will not be permitted to effect a conversion of the Note and Corps Real will not be permitted to convert the Note to the extent that, after giving effect to an issuance after a conversion of the Note, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of the Company’s common stock issuable upon conversion of the Note;

•

The Company may prepay the Note, in full, at any time without penalty, provided that the Company must provide ten (10) days advance written notice to Corps Real of the date for any such prepayment, during which period Corps Real may exercise its right to convert into shares of the Company’s common stock; and

•

Corps Real may, among other things, declare the entire outstanding principal amount, together with all accrued interest and all other sums due under the Note, to be immediately due and payable upon the failure of the Company to pay, when due, any amounts due under the Note if such amounts remain unpaid for five (5) business days after the due date or upon the occurrence of any other event of default described in the Security Agreement (as defined below).

To secure payment of the Note, the Company and Corps Real also entered into a Security Agreement on June 13, 2011 (the “Security Agreement”). Under the Security Agreement, all obligations under the Note are secured by a first security interest in (a) 12 million shares of Biovest common stock owned by the Company, (b) all of the Company’s contractual rights pertaining to the first product for which a NDA is filed containing BEMA Granisetron following the date of the Company’s settlement agreement (dated December 30, 2009) with BioDelivery Sciences International, Inc (“BDSI”); provided, however, that if BEMA Granisetron is not the first BEMA-based product for which an NDA is filed with the FDA by or on behalf of BDSI following that date, then the applicable product shall be the first BEMA-based product for which an NDA is filed with the FDA by or on behalf of BDSI following the date of the settlement agreement, and (c) all attachments, additions, replacements, substitutions, and accessions and all proceeds thereof in any form.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

11. Related party transactions (continued):

Accentia Corps Real Convertible Note (continued):

As part of the financing transaction, on June 13, 2011, the Company also issued to Corps Real a Common Stock Purchase Warrant to purchase 5,882,353 shares of the Company’s common stock (the “Warrant”) for an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like). The other material terms and conditions of the Warrant are as follows:

•	The Warrant was exercisable beginning on June 13, 2011 and will continue to be exercisable until the close of business on June 13, 2016;

•

If the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the Warrant for cash, Corps Real may elect to utilize the cashless exercise provisions of the Warrant; and

•

The Company will not be permitted to effect any exercise of the Warrant, and Corps Real will not be permitted to exercise any portion of the Warrant, to the extent that, after giving effect to such issuance after exercise, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the shares of the Company’s common stock issuable upon exercise of the Warrant.

As of June 30, 2011, none of the principal of the Note had been converted into the Company’s common stock. The discounted value of the Note is classified as convertible notes payable, related party on the accompanying condensed consolidated balance sheets. An additional $1.0 million was received as scheduled on August 1, 2011. The June 2011 investment of $1.0 million did not meet the prepayment requirements of the Laurus/Valens Notes. However, the August 2011 investment triggered a prepayment to Laurus/Valens of principal and accrued interest of approximately $0.1 million.

Biovest Claims of Ronald E. Osman:

On the Biovest Effective Date, the holder of Biovest’s May 9, 2008 promissory note, Ronald E. Osman, a shareholder and director of Biovest, elected to convert the entire outstanding principal balance under the note (approximately $1.0 million) plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of Biovest common stock.

Corps Real, LLC-Biovest:

On the Biovest Effective Date, pursuant to the Biovest Plan, Biovest executed and delivered in favor of Corps Real, a secured convertible promissory note (the “DIP Lender Plan Note”), in an original principal amount equal to $2,291,560 and allows Biovest to draw up to an additional $0.9 million on the note. The DIP Lender Plan Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008, which was previously executed in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012 and all principal and accrued but unpaid interest is payable in cash on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. Biovest may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of Biovest common stock at a conversion rate of $0.75 per share of Biovest common stock. The DIP Lender Plan Note is secured by a first priority lien on all of Biovest’s assets.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

11. Related party transactions (continued):

BDSI/Arius Settlement:

On February 17, 2010, the Bankruptcy Court entered an Order approving an Emezine Settlement Agreement (the “Settlement Agreement”) between the Company and BDSI, entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, the Company’s wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”).

The purpose of the Settlement Agreement is to memorialize the terms and conditions of a settlement between the Company and BDSI regarding claims relating to a Distribution Agreement dated March 12, 2004 between Arius and TEAMM (the “Distribution Agreement”) related to the marketing and distribution of Emezine, a product licensed by Arius from Reckitt Benckiser Healthcare (UK) Limited. Following the issuance in February 2006 by the FDA of a non-approvable letter with respect to the NDA for Emezine, BDSI ceased its Emezine-related development efforts and on December 17, 2008, the Distribution Agreement was terminated. The Settlement Agreement resolves the Company’s claims against BDSI under the terminated Distribution Agreement.

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

(i)	70/30 split (BDSI/Company) of royalty received if a third party sells the Product and 85/15 split on net sales if BDSI sells the Product; and

(ii)	BDSI will, from the sale of the Product, fully recover amounts equal to (1) all internal and external worldwide development costs of the Product (“Costs”) plus interest (measured on weighted average prime interest rate from first dollar spent until Product launch) and (2) the $2.5 Million Payment plus interest (measured on weighted average prime interest rate from the time of payment until Product launch) before the Company begins to receive its split as described in (b)(i) above; and

(c)	issued to BDSI a warrant (the “Warrant”) to purchase two (2) million shares of Biovest common stock held by the Company, with an exercise price of $0.84 and an expiration date of March 4, 2017. During the initial two (2) year exercise period, any exercise of the Warrant by BDSI will be subject to approval by Biovest.

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

The fair value of the Warrant was estimated on the date of grant using the Black-Scholes-Merton valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The value included in derivative liability is adjusted quarterly and the change is recorded to derivative gain or loss. The value on the grant date was approximately $1.0 million. The value at the end of current period was approximately $0.6 million. The derivative gain for the nine months ended June 30, 2011 was approximately $1.3 million. The fair value is recorded as a derivative liability as of June 30, 2011 on accompanying balance sheet.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

12. Liabilities subject to compromise:

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

13. Stockholders’ equity:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

13. Stockholders’ equity (continued):

Stock options and warrants (continued)

Stock options and warrants issued, terminated/forfeited and outstanding as of June 30, 2011 are as follows:

	Shares	Average Exercise Price Per Share	Intrinsic Value
Options:
Outstanding, October 1, 2010	24,255,580	$0.81	$13,084,010
Granted	900,000	0.78	—
Terminated or forfeited	(38,582)	2.16	—
Exercised	—	—	—

Outstanding June 30, 2011	25,116,998	$0.81	$1,825,343

Exercisable options at June 30, 2011	19,966,500		$1,797,443

Warrants:
Outstanding, October 1, 2010	20,280,800	$2.51	$—
Granted	5,882,353	0.47	—
Terminated or forfeited	(8,236,936)	1.89	—
Exercised	—	—	—

Outstanding June 30, 2011	17,926,217	$1.38	$—

A summary of the status of the Company’s nonvested stock options as of June 30, 2011, and changes during the nine months then ended, is summarized as follows:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value	Intrinsic Value
Nonvested at September 30, 2010	20,897,833	$0.36
Granted	900,000	1.42
Vested	(19,978,286)	0.35
Forfeited	(32,814)	1.22

Nonvested at June 30, 2011	1,786,733	$0.61	$—

Stock compensation expense was $16.0 million for the nine months ended June 30, 2011 and $1.8 million for the quarter ended June 30, 2011. Approximately $0.3 million in stock compensation expense will be recognized over the next four (4) quarters, as a result of the vesting of shares.

14. Segment information:

During 2004, the Company through its subsidiary, Analytica, made an insignificant acquisition of a foreign entity, IMOR. This subsidiary ceased operations during the quarter ended March 31, 2010. Therefore, segment information on a geographic basis is only presented below for the nine months ended June 30, 2010:

	Nine months ended June 30, 2010
	Domestic	International (Europe)	Total
Net sales	$7,344,372	$943,254	$8,287,626
Net (loss) income	(34,528,328)	(307,979)	(34,836,307)
Total Assets	5,735,959	—	5,735,959
Goodwill	893,000	—	893.000

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

15. Commitments and contingencies:

Legal proceedings:

Bankruptcy proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with the Company’s Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Biovest litigation:

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Biovest intends to seek the dismissal of this litigation and plan to defend these claims vigorously. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. The Company anticipates that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court as part of an objection to claim which the Company expects to file shortly.

Other proceedings:

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trials. Since the transfer to Biovest of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). On September 25, 2006, Biovest provided written notice to the NCI in accordance with the terms of the CRADA to terminate the CRADA at the end of the sixty day notice period. Under the terms of the CRADA, Biovest is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if Biovest were to abandon work on the vaccine.

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products) is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

15. Commitments and contingencies (continued):

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

Royalty agreements:

•

Cancellation and Reduction of Royalty Interests: On the Effective Date, the Company, Biovest, and Laurus/Valens entered into several agreements (the “Laurus/Valens Royalty Termination Agreements”) terminating the following royalties pursuant to the Plan. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and Biovest’s other biologic products was reduced from 35.25% to 6.30%. Additionally, the aggregate royalty obligation on the AutovaxID instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

Below is the detail of the royalty obligations following the Effective Date:

•	With respect to BiovaxID® and other biologic products

•

Accentia. The Royalty Agreement by and between Biovest and the Company, dated as of October 31, 2006, as amended, was terminated, which resulted in the cancellation of all royalty interest of the Company in Biovest’s biologic products. Under the Royalty Agreement, the Company had a 15.5% royalty interest in the gross revenue of Biovest’s biologic products including BiovaxID, as defined in the agreement after allowing for the 4.00% royalty assigned by the Company to Laurus/Valens pursuant to the four (4) separate Assignments of Rights Under Royalty Agreements, each dated as of June 18, 2008, by and among the Company, Biovest, Erato Corp., Valens U.S., Valens I, and PSource, as amended, modified or supplemented thereafter in accordance with their terms; and

•

Laurus/Valens. (i) The Royalty Agreement by and between Biovest and Valens II dated October 30, 2007; (ii) the Royalty Agreement by and between Biovest and Valens II dated December 10, 2007, as amended by a letter agreement dated May 30, 2008; (iii) the Royalty Agreement by and between Biovest and Valens U.S. dated October 30, 2007; and (iv) the Royalty Agreement by and between Biovest and Valens U.S. dated December 10, 2007 were all terminated.

•	With respect to AutovaxID™

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

Stanford University agreement:

In September 2004, Biovest entered into an agreement with Stanford University (“Stanford”) allowing worldwide rights to use two proprietary hybridoma cell lines that are used in the production of BiovaxID. Under the agreement with Stanford, Biovest is obligated to pay a yearly maintenance fee of $10,000 per year. The agreement also provides that Biovest will pay Stanford $0.1 million within one year following FDA approval of BiovaxID or five years following the agreement date (whichever occurs first). Following approval, Biovest is required to pay Stanford a running royalty of the higher of $50.00 per patient or 0.05% of revenues received by Biovest for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. Biovest’s agreement with Stanford obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate this agreement at any time upon 30 days’ prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

15. Commitments and contingencies (continued):

Sublicense agreement with related party:

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

Baxter Corporation Agreement:

Effective on November 29, 2010, the Company and Baxter Healthcare Corporation (“Baxter”) entered into an agreement making Baxter the Company’s exclusive source of cyclophosphamide under an agreed-upon price structure (the “Agreement”). The Agreement provides the Company with the exclusive, worldwide right to purchase Baxter’s cyclophosphamide, which is marketed under the brand name Cytoxan®, for the treatment of certain designated autoimmune diseases, including but not limited to autoimmune hemolytic anemia, systemic sclerosis and multiple sclerosis. Cyclophosphamide is the active drug used in Revimmune™ therapy, the Company’s proprietary system-of-care being developed for the treatment of a broad range of autoimmune diseases. The Agreement requires the Company to make quarterly payments to Baxter in connection with net sales of products for the designated autoimmune indications, including without limitation any sales by subdistributors. Such quarterly payments will be calculated as 2.5% of sales of products sold by the Company incorporating cyclophosphamide. The Agreement also secures for the Company the exclusive right, in connection with the designated autoimmune disease indications, to reference Baxter’s proprietary, historical data related to cyclophosphamide as part of Accentia’s planned clinical and regulatory development of Revimmune. The Agreement designates Baxter as the Company’s sole source of supply of cyclophosphamide for Revimmune.

The initial term of the Agreement commenced on November 29, 2010 and will continue until the earlier of (a) the date that is five years following the first arms’ length commercial sale by the Company to a third party of products incorporating cyclophosphamide for an indication within the exclusive clinical field defined in the Agreement, and (b) November 29, 2020. Upon the expiration of the initial term, the Agreement will be automatically renewed for successive two year periods unless either party terminates the Agreement upon at least twelve (12) months written notice prior to the relevant termination date. The Agreement is subject to early termination by Baxter for various reasons, including a material breach of the Agreement by the Company, a change in control of the Company, the failure of the Company to file an IND within 24 months of the date of the Agreement for a product within the scope of the Company’s exclusivity under the Agreement, or the Company does not make its first commercial sale of such a product within 6 years of the date the first clinical trial patient is dosed with the product.

16. Variable Interest Entities:

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC because of the sublicense agreement between the parties and is considered the primary beneficiary. Therefore, the financial statements of Revimmune, LLC have been consolidated with the financial statements of the Company as of February 27, 2007 and through June 30, 2011. As of June 30, 2011, Revimmune, LLC’s assets and equity were approximately $28,321. The Company had no non-controlling interest in earnings from Revimmune, LLC for the nine months ended June 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

17. Effective Date (November 17, 2010) of Bankruptcy Plan:

Plan of Reorganization

On August 16, 2010, the Company and its subsidiaries (collectively, the “Debtors”) filed their First Amended Joint Plan of Reorganization, and, on October 25, 2010, the Debtors filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). In connection with the confirmation hearing all creditor classes deemed “impaired” pursuant to the Bankruptcy Code voted to support the Plan. The Debtors emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). Pursuant to the Plan, the date on which a claim in any Class listed in the Plan became an “allowed claim” by order of the Bankruptcy Court or by agreement between Debtors and the claimant is the “Determination Date”.

Equity Interests (Class 15)

Each of the Company’s common stockholders on the Effective Date was deemed to receive one (1) share of Reorganized Accentia Common Stock (the “Class 15 Plan Shares”) for each share of the Company’s existing common stock held by such stockholder as of the Effective Date. The Company’s Class 15 Plan Shares shall be deemed issued pursuant to Section 1145 of the Bankruptcy Code and shall not have any legend restricting the sale thereof under federal securities laws.

April 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the April 2006 New Market Tax Credit transaction (the “April 2006 NMTC Transaction”), in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. The Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest and its affiliates in connection with the April 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s guaranty, Biovest’s guaranty, all of Biovest’s subsidiary guaranties from affiliates and third parties and all other obligations of all parties to the April 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the April 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC transaction.

December 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the December 2006 New Market Tax Credit transaction (the “December 2006 NMTC Transaction”), in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with the December 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, the Company’s guaranty, Biovest’s guaranty, all of the subsidiary guaranties from affiliates and third parties and all other obligations of all parties to the December 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the December 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

17. Effective Date of Bankruptcy Plan (continued):

Termination of Warrants

On the Effective Date, all of the following warrants were terminated and cancelled:

•

the common stock purchase warrant, dated August 16, 2005, issued by the Company to Laurus for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $2.67 per share;

•

the common stock purchase warrant, dated September 29, 2006, issued by the Company to Laurus for the purchase of up to 627,240 shares of the Company’s common stock at an exercise price of $2.75 per share;

•

the common stock purchase warrant, dated October 31, 2007, issued by the Company to Laurus for the purchase of up to 4,024,398 shares of the Company’s common stock at an exercise price of $2.67 per share;

•

the common stock purchase warrant, dated January 18, 2008, issued by the Company to Valens I, for the purchase of up to 365,169 shares of the Company’s common stock at an exercise price of $2.67 per share; and

•

the common stock purchase warrant, dated January 18, 2008, issued by the Company to Valens U.S., for the purchase of up to 196,629 shares of the Company’s common stock at an exercise price of $2.67 per share.

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

General

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (Other OTC: “ABPI”) is a biotechnology company that is developing Revimmune™ as a comprehensive system of care for the treatment of autoimmune diseases. Additionally, through our majority-owned subsidiary, Biovest International, Inc. (OTCQB: “BVTI”) (“Biovest”), we are developing BiovaxID® as a therapeutic cancer vaccine for treatment of follicular non-Hodgkin’s lymphoma (“FL”) and mantle cell lymphoma (“MCL”). Through our wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), we conduct a health economics research and consulting business which we market to the pharmaceutical and biotechnology industries, using its operating cash flow to support our corporate administration and product development activities.

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

Through collaboration with the National Cancer Institute (“NCI”), Biovest has developed a patient-specific cancer vaccine, BiovaxID, which has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID.

Additionally, through Analytica, a Florida corporation based in New York, New York, we conduct a global research and strategy consulting business that provides professional services to the pharmaceutical and biotechnology industries. Since 1997, Analytica has expertly directed research studies and projects, including traditional health economic modeling projects, database studies, structured reviews, health technology assessments, reimbursement analyses, and value dossiers.

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

In June 2003, we acquired an 81% interest in Biovest for an investment of $20.0 million in Biovest pursuant to an investment agreement. Biovest is a biologics company that is developing our BiovaxID patient-specific vaccine for the treatment of FL. As of June 30, 2011, we owned of record approximately 62% of the outstanding common stock of Biovest with the minority interest being held by approximately 400 shareholders of record. Biovest’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and Biovest therefore files periodic and other reports with the Securities and Exchange Commission (“SEC”).

On November 10, 2008, we, along with all of our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”) under Case No. 8:08-bk-17795-KRM. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

Results of Operations

Net Sales: Our net sales for the nine months ended June 30, 2011 were approximately $6.4 million compared to net sales of $8.3 million for the nine months ended June 30, 2010, a decrease of approximately 22%. Net sales for the three months ended June 30, 2011 were approximately $2.1 million compared to net sales of $2.5 million for the three months ended June 30, 2010. Prior year instrument sales included approximately $0.9 million from a total $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID™ bioreactors to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. The current fiscal year includes revenues of $0.3 million on this contract. The contract has been closed with the final milestone having been completed in January 2011.

Analytica’s sales decreased 20% to $3.2 million compared to the same nine month period in the previous fiscal year primarily due to the cessation of the clinical trial services business of our German subsidiary which accounted for $0.9 million of revenue for the nine months ended June 30, 2010.

Research and Development Expenses: Our research and development costs were $1.4 million for the nine months ended June 30, 2011; an increase of approximately $0.4 million over the nine months ended June 30, 2010. This is primarily attributable to an increase in wages and laboratory supplies as Biovest continues to analyze the available data from its clinical trials and plans to seek accelerated and/or conditional approval with the FDA and European Medicines Agency (“EMA”). Biovest has hired three additional employees at their Minneapolis facility and one in the Tampa offices to support this analysis. Biovest has also contracted with a number of consultants to provide it with regulatory and analytical insight as it prepares its applications for approval with the FDA and EMA. Accordingly, outside professional fees have increased when comparing the current and prior fiscal years.

General and Administrative Expenses: Our general and administrative expenses were $19.4 million for the nine months ended June 30, 2011; an increase of $15.54 million over the nine months ended June 30, 2010. This increase is primarily due to the increase in stock compensation expense of approximately $15.6 million related primarily to incentive stock options that vested upon emergence from reorganization.

Derivative gain/ loss: Derivative gain was $0.6 million for the nine months ended June 30, 2011 as compared to a loss of $22.4 million for the nine months ended June 30, 2010. This difference is primarily related to the derivatives issued in conjunction with our various financings, and results primarily from the decrease in our common stock price, on which the derivative liabilities are valued, during the nine months ended June 30, 2011 in addition to the significant reduction of our derivative obligations upon emergence from bankruptcy.

Gain on reorganization: The gain on reorganization is primarily a result of settling claims with cash or stock at amounts less than the recorded value. Additional gain or loss may be recognized depending on the final disposition of certain unresolved claims.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through public and private placements of our capital stock, debt financing, and financing transactions with our strategic partners. These transactions are described throughout the following pages.

We have historically had significant losses from operations. On June 30, 2011, we had an accumulated deficit of approximately $331.2 million and a working capital deficit of approximately $19.3 million. Cash and cash equivalents at June 30, 2011 was approximately $1.4 million, of which $0.7 million was attributable to Biovest.

We intend to attempt to meet our cash requirements through proceeds from the cell culture and instrument manufacturing activities of our Biovest subsidiary, income from our Analytica subsidiary, and the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully execute the obligations under our Plan and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Revimmune™, BiovaxID®, and AutovaxID™.

Capital Raised through Equity Issuances

We have received funding from our initial public offering, private placements of our common and preferred stock, the issuance of convertible debentures and the exercise of warrants and options to purchase capital stock.

Corps Real, LLC-Accentia

On June 13, 2011, we entered into a convertible debt financing transaction with Corps Real, LLC (“Corps Real”) providing for aggregate loans to us in the maximum amount of $4.0 million. Corp Real is a shareholder and the senior secured lender to Biovest, our majority-owned subsidiary. Corps Real, as well as the majority owner of Corps Real, are both managed by Ronald E. Osman, Esq., a shareholder of our Company, who is also a shareholder and Director of Biovest. We executed a secured promissory note, payable to Corps Real, in the maximum principal amount of $4.0 million (the “Note”), under which Corps Real advanced $1.0 million to us on June 13, 2011 and agreed to advance an additional $1.0 million to us on each of August 1, 2011, November 15, 2011, and January 15, 2012. The other material terms and conditions of the Note are as follows:

•	The Note will mature on June 13, 2016, at which time all indebtedness under the Note will be due and payable;

•

Interest on the outstanding principal amount of the Note accrues and will be payable at a fixed rate of five percent (5%) per annum. Interest began accruing on June 13, 2011 and will be payable on a quarterly basis in arrears (as to the principal amount then outstanding). Interest payments may be paid in cash or, at our the election, may be paid in shares of our common stock based on the volume-weighted average trading price of our common stock during the last ten trading days of the quarterly interest period;

•

At Corps Real’s option, at any time prior to the earlier to occur of (a) the date of the prepayment of the Note in full or (b) the maturity date of the Note, Corps Real may convert all or a portion of the outstanding balance of the Note (including any accrued and unpaid interest) into shares of our common stock at a conversion rate equal to $0.34 per share;

•

If our common stock trades at $2.00 per share for ten (10) consecutive trading days, then we may, within three (3) trading days after the end of any such period, cause Corps Real to convert all or part of the then outstanding principal amount of the Note at the then conversion price, plus accrued but unpaid interest;

•

Subject to certain exceptions, if we wish to complete a follow-on equity linked financing during the 12 month period following June 13, 2011 at a price per share that is less than the conversion price under the Note, then our full board of directors must first confer with Mr. Osman, the manager of Corps Real, and we must offer Corps Real the first right of refusal to provide or to participate in such equity linked financing;

•

We will not be permitted to effect a conversion of the Note and Corps Real will not be permitted to convert the Note to the extent that, after giving effect to an issuance after a conversion of the Note, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of our common stock issuable upon conversion of the Note;

•

We may prepay the Note, in full, at any time without penalty, provided that we must provide ten (10) days advance written notice to Corps Real of the date for any such prepayment, during which period Corps Real may exercise its right to convert into shares of our common stock; and

•

Corps Real may, among other things, declare the entire outstanding principal amount, together with all accrued interest and all other sums due under the Note, to be immediately due and payable upon our failure to pay, when due, any amounts due under the Note if such amounts remain unpaid for five (5) business days after the due date or upon the occurrence of any other event of default described in the Security Agreement (as defined below).

To secure payment of the Note, we also entered into a Security Agreement with Corps Real on June 13, 2011 (the “Security Agreement”). Under the Security Agreement, all obligations under the Note are secured by a first security interest in (a) 12 million shares of Biovest common stock owned by us, (b) all of our contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron following the date of our settlement agreement (dated December 30, 2009) with BioDelivery Sciences International, Inc (“BDSI”); provided, however, that if BEMA Granisetron is not the first BEMA-based product for which an NDA is filed with the FDA by or on behalf of BDSI following that date, then the applicable product shall be the first BEMA-based product for which an NDA is filed with the FDA by or on behalf of BDSI following the date of the settlement agreement, and (c) all attachments, additions, replacements, substitutions, and accessions and all proceeds thereof in any form.

As part of the financing transaction, on June 13, 2011, we also issued to Corps Real a Common Stock Purchase Warrant to purchase 5,882,353 shares of our common stock (the “Warrant”) for an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like). The other material terms and conditions of the Warrant are as follows:

•	The Warrant was exercisable beginning on June 13, 2011 and will continue to be exercisable until the close of business on June 13, 2016;

•

If the fair market value of one share of our common stock is greater than the exercise price, in lieu of exercising the Warrant for cash, Corps Real may elect to utilize the cashless exercise provisions of the Warrant; and

•

We will not be permitted to effect any exercise of the Warrant, and Corps Real will not be permitted to exercise any portion of the Warrant, to the extent that, after giving effect to such issuance after exercise, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of the shares of our common stock issuable upon exercise of the Warrant.

As of June 30, 2011, the outstanding principal amount of the Note, as issued on June 13, 2011, has remained unchanged.

Corps Real, LLC-Biovest

On November 17, 2010 (the effective date (the “Biovest Effective Date”) of Biovest’s First Amended Plan of Reorganization (the “Biovest Plan”), in accordance with the terms of the Biovest Plan, Biovest executed and delivered in favor of Corps Real., a secured convertible promissory note (the “DIP Lender Plan Note”) in an original principal amount of $2,291,560. The DIP Lender Plan Note amends and restates the $3.0 million secured line of credit promissory note dated December 22, 2008, which was previously executed by Biovest in favor of Corps Real. The DIP Lender Plan Note matures on November 17, 2012, and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the DIP Lender Plan Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. Biovest may prepay the DIP Lender Plan Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the DIP Lender Plan Note into shares of Biovest common stock at a conversion rate of $0.75 per share of Biovest common stock. The DIP Lender Plan Note is secured by a first priority lien on all of Biovest’s assets. As of June 30, 2011, the outstanding principal amount of the DIP Lender Plan Note, as issued on the Effective Date, has remained unchanged.

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

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the Series A Exchange Warrants give the Buyers the right to purchase an aggregate of 8,733,096 shares of Biovest common stock;

•	the Series A Exchange Warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

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

As of June 30, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted into shares of Biovest common stock, resulting in the issuance to the Buyers of 6.9 million shares of Biovest common stock. The remaining principal balance outstanding on the Exchange Notes was $1.3 million as of June 30, 2011.

Debt Financing

Credit Facility with Laurus Master Fund, Ltd.

On the Effective Date, we issued to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”), (collectively, “Valens”) and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”), security agreements and term notes in the original principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term Notes:

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

•

on May 17, 2012, a payment of principal, in cash, in the amount of $4.4 million, less the amount of any prior optional prepayments of principal by us and the amount of any other mandatory prepayments of principal under the Laurus/Valens Term Notes; and

•

a prepayment equal to thirty percent (30%) of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by us) of certain capital raising transactions (with certain exclusions). The June 2011 tranche of the Corps Real funding did not meet the $1.5 million cumulative net proceeds criteria, however, the August 2011 tranche met the criteria and will require an approximately $0.1 million payment to Laurus/Valens;

•	the Laurus/Valens Term Notes are secured by:

•

a first lien on all of our assets, junior only to the liens granted under the Plan to holders of the Class 6 Plan Debentures (as defined below), in the original aggregate principal amount of $8,906,098, and certain permitted liens;

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

On the Effective Date, 2,236,848 shares of our common stock were issued to Laurus/Valens for payment of Laurus/Valens’ Class 5 and Class 13 claims under the Plan aggregating approximately $6.0 million at a conversion rate equal to $2.67 per share. As of June 30, 2011, the outstanding principal amounts of the Laurus/Valens Term Notes, as issued on the Effective Date, have remained unchanged.

Laurus Master Fund, Ltd. and the Valens Funds - Biovest

On the Biovest Effective Date, Biovest issued two new types of notes (the “Laurus/Valens Term A Notes” and the “Laurus/Valens Term B Notes”) in the aggregate original principal amount of $29.06 million to Laurus/Valens in compromise and satisfaction of secured claims prior to the Biovest Effective Date. The following are the material terms and conditions of the Laurus/Valens Term A Notes:

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

•

a prepayment equal to fifty percent (50%) of the positive net cash flow of Biovest for each fiscal quarter after November 17, 2010, less the amount of certain capital expenditures on certain biopharmaceutical products of Biovest made during such fiscal quarter or during any prior fiscal quarter ending after the Biovest Effective Date.

On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Exit Financing. Accordingly, as of June 30, 2011, Biovest’s indebtedness under the Laurus/Valens Term A Notes was $23.5 million.

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

As of June 30, 2011, the outstanding principal amounts of the Laurus/Valens Term B Notes, as issued on the Biovest Effective Date, have remained unchanged.

With the prior written consent of Laurus/Valens, Biovest may convert all or any portion of the outstanding principal and accrued interest under either the Laurus/Valens Term A Notes or the Laurus/Valens Term B Notes into shares of Biovest common stock. The number of shares of Biovest common stock issuable on such a conversion (the “Laurus/Valens Conversion Shares”) is equal to (a) an amount equal to the aggregate portion of the principal and accrued and unpaid interest thereon outstanding under the applicable Laurus/Valens Term A Notes or Laurus/Valens Term B Notes being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported (or reported by Pink Sheets, LLC) for Biovest common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a first lien on all of the assets of Biovest and its subsidiaries, junior only to the lien granted to Corps Real and to certain permitted liens. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are also guaranteed by us (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by our pledge of 20,115,818 shares of Biovest common stock owned by us and by the assets of our subsidiary, Analytica.

McKesson Corporation

On the Effective Date, we issued a new promissory note in the original amount of $4,342,771 (the “Class 4 Plan Note”) to McKesson Corporation (“McKesson”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated), and the outstanding principal together with all accrued but unpaid interest is due on such date. As of June 30, 2011, the outstanding principal amount of the Class 4 Plan Note, as issued on the Effective Date, has remained unchanged.

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

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank

On the Effective Date, we issued a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of our previously-issued secured note to Southwest Bank, as payment of our obligation to Southwest Bank prior to the Effective Date. We are not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of our common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by us. The following are the material terms and conditions of the Class 3 Plan Note:

•	the Class 3 Plan Note matures on August 17, 2012;

•	interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum;

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries of the Effective Date (each, a “Class 3 Automatic Conversion Date”), provided that the average of the trading price of our common stock (as determined in accordance with the Class 3 Plan Note and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 3 Plan Note plus the Class 3 Interest as of the Class 3 Automatic Conversion Date (the “Class 3 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the Class 3 Automatic Conversion Price per share of our common stock;

•

the Class 3 Plan Note is secured by a lien on 15 million shares of Biovest common stock owned by us (the “Class 3 Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note. As of June 30, 2011, there remains approximately 9.4 million Class 3 Pledged Shares;

•

if, on any Class 3 Automatic Conversion Date, the Class 3 Automatic Conversion Price is less than $1.00 per share, Mr. Ryll may, at his election, convert the Class 3 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share of our common stock; and

•

if, on any Class 3 Automatic Conversion Date, the Class 3 Automatic Conversion Price is less than $1.00 per share, and Mr. Ryll does not elect to convert the Class 3 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share of our common stock, then, at our election and upon written notice to Mr. Ryll, we may deliver the Class 3 Automatic Conversion Amount by one of the following four methods of payment or a combination thereof:

(i)	the number of shares of our common stock determined by dividing the Class 3 Automatic Conversion Amount by $1.00 plus, the difference between (a) the Class 3 Automatic Conversion Amount and (b) the product of the Class 3 Automatic Conversion Price on the Class 3 Automatic Conversion Date and the number of shares of our common stock issued (as determined above).

(ii)	the number of shares of our common stock determined by dividing the Class 3 Automatic Conversion Amount by $1.00 plus, in order to pay the shortfall in the Class 3 Automatic Conversion Amount after the payment (as determined above), that number of the Class 3 Pledged Shares that has a value equal to the remaining unpaid portion of the Class 3 Automatic Conversion Amount (as determined above), using a conversion rate equal to the average of the trading price of shares of Biovest common stock for the ten (10) consecutive trading days prior to the Class 3 Automatic Conversion Date (the “Biovest VWAP Price”); or

(iii)	the number of shares of our common stock determined by dividing the Class 3 Automatic Conversion Amount by $1.00 plus cash in an amount equal to the shortfall in the Class 3 Automatic Conversion Amount after the payment (as determined above); or

(iv)	the number of the Class 3 Pledged Shares that has a value equal to the Class 3 Automatic Conversion Amount, using a conversion rate equal to the Biovest VWAP Price., i.e., dividing the Automatic Conversion Amount by the Biovest VWAP Price.

As of June 30, 2011, the outstanding principal amount of the Class 3 Plan Note is $2.8 million.

September 2006 Debentures and Warrants (Class 5)

On the Effective Date, we issued, in satisfaction of the secured debentures dated September 29, 2006 outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”) in the original principal amount of $3,109,880. We are not obligated to pay the Class 5 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of our common stock or, subject to certain conditions, by exchanging the Class 5 Plan Debentures for shares of Biovest common stock owned by us during the term of the Class 5 Plan Debentures which mature on May 17, 2012.

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

•

commencing on August 17, 2011, if the trading price of our common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least 150% of the fixed conversion price for a holder of Class 5 Plan Debentures for any ten (10) consecutive trading days (in the case of a conversion into our common stock), or the trading price of Biovest’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least $1.25 for any ten (10) consecutive trading days (in the case of an exchange for shares of Biovest common stock), at our option, we may (a) convert the then outstanding balance of all of the Class 5 Plan Debentures into shares of our common stock at a conversion rate equal to the fixed conversion price for each holder of Class 5 Plan Debentures, or (b) exchange the then outstanding balance of all of the Class 5 Plan Debentures into shares of Biovest common stock owned by us at a rate equal to $0.75 per share of Biovest common stock (with certain exceptions set forth in the Class 5 Plan Debentures and the Plan); and

•

if a holder of Class 5 Plan Debentures had elected to receive shares of Biovest common stock during the period of November 17, 2010 through February 17, 2011, then such holder would have been subjected to certain restrictions set forth in the Class 5 Plan Debentures regarding such shares of Biovest common stock.

As of June 30, 2011, the aggregate outstanding principal amount of the Class 5 Plan Debentures was approximately $2.0 million.

On the Effective Date, we also executed and delivered warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of our common stock or up to 14.4 million shares of Biovest common stock owned by us. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from November 17, 2010, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 5 Plan Warrants.

February 2007 Notes and Warrants (Class 9)

On the Effective Date, we issued, in satisfaction of the debentures dated February 28, 2007 outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original principal amount of $19,109,554. We are not obligated to pay the Class 9 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of our common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures.

The following are the material terms and conditions of the Class 9 Plan Debentures:

•

on November 17, 2010 and on each of the following seven (7) quarterly anniversaries thereof (each, a “Class 9 Automatic Conversion Date”), provided that the average of the trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 9 Automatic Conversion Date (the “Class 9 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 9 Plan Debentures (the “Class 9 Automatic Conversion Amount”) will be automatically converted into shares of our common stock at a conversion rate equal to the lesser of $1.25 per share or the Class 9 Automatic Conversion Price per share;

•

if, on any Class 9 Automatic Conversion Date, the Class 9 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 9 Plan Debentures may elect to convert the Class 9 Automatic Conversion Amount into shares of our common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the Class 9 Plan Debentures at the Class 9 Plan Debenture Maturity Date will be due and payable in full, at our election, in either cash or shares of our common stock at a conversion rate equal to the average trading price of our common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 9 Plan Debenture Maturity Date (provided that the average trading price for such period is at least $0.50 per share);

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

As of June 30, 2011, the aggregate outstanding principal amount of the Class 9 Plan Debentures was approximately $16.4 million.

On the Effective Date, we also executed and delivered warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of our common stock. The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from the Effective Date, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan.

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

•

any principal amount outstanding under the Class 13 Plan Notes at the Class 13 Plan Notes Maturity Date will be due and payable in full, at our election, in either cash or shares of our common stock at a conversion rate equal to the greater of the average of the trading price of our common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the Class 13 Plan Notes Maturity Date or $1.00;

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

As of June 30, 2011, the aggregate outstanding principal amount of the Class 13 Plan Notes was approximately $4.0 million.

On the Effective Date, we also executed and delivered warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of our common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share and a term of three (3) years from November 17, 2010, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

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

On the Effective Date, we also executed and delivered warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of our common stock. The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share and an expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

During the period ended June 30, 2011, $2,870,871 in Class 6 Plan Debentures were converted into our common stock at a conversion price equal to $1.10 per share, resulting in the issuance of 2,772,548 shares of our common stock. As of June 30, 2011, the aggregate outstanding principal amount of the Class 6 Plan Debentures was approximately $6.9 million.

Accentia Class 10 Plan Distributions

On the Effective Date, we became obligated to pay approximately $2.4 million in cash, on March 17, 2014, to unsecured creditors holding Class 10 claims under the Plan (the “Class 10 Plan Distributions”).

The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum.

Unsecured creditors holding an aggregate of $3,287,695 in Class 10 claims elected to convert those Class 10 claims into our common stock valued at the average market price for our common stock over the ten trading days preceding the Effective Date. On the Effective Date, we issued 2,417,431 shares of our common stock to these Class 10 unsecured creditors at a conversion price equal to $1.36 per share.

As of June 30, 2011, the aggregate outstanding principal amount of the Class 10 Plan Distributions was approximately $2.2 million.

Accentia Demand Promissory Notes:

On the Biovest Effective Date and under the Biovest Plan, our entire pre-petition claim due from Biovest in the amount of $13,444,290 was converted into shares of Biovest common stock at a conversion rate equal to $0.75 per share, resulting in the issuance to us of 17,925,720 shares of Biovest common stock.

Biovest Class 8 Option A Obligations

On the Biovest Effective Date and under the Biovest Plan, Biovest became obligated to pay to the Biovest unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 17, 2014 (the “Option A Obligations”). These unsecured claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities. As of June 30, 2011, the aggregate outstanding principal amount of the Option A Obligations as issued on the Effective Date has remained unchanged.

Biovest Class 8 Option C Promissory Notes

On the Biovest Effective Date and under the Biovest Plan, Biovest became obligated to certain of its unsecured creditors in the principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditor’s allowed Class 8 unsecured claim (including post-petition interest under the Biovest Plan at a rate of three percent (3%) per annum) in combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as 0.2 million shares of Biovest common stock, using an effective conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011 as follows:

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

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an Option C Note holder, at its option, may convert any or all of its Option C Notes, plus the then accrued and unpaid interest into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Biovest Effective Date ($1.66 per share); and

•

if, at any time prior to August 17, 2012, the volume weighted average price for Biovest common stock is at least $1.88 per share for thirty (30) consecutive trading days, Biovest, at its option, may require the conversion of the then aggregate outstanding balance of the Option C Notes plus the then accrued and unpaid Option C interest at a conversion rate equal to the Ten Day VWAP used for the initial conversion on the Biovest Effective Date ($1.66 per share).

On February 17, 2011 and again on May 17, 2011, with the Ten Day VWAP of Biovest’s stock at less than $1.00 per share, the Option C Notes holder elected to convert one-eighth of the Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share, resulting in the issuance of an aggregate of 635,028 shares of Biovest common stock. As of June 30, 2011, the aggregate outstanding principal amount of the Option C Notes was approximately $1.3 million.

April 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the April 2006 New Market Tax Credit transaction (the “April 2006 NMTC Transaction”), in consideration of retention by Telesis of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. The Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest and its affiliates in connection with the April 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our guaranty, Biovest’s guaranty, all of Biovest’s subsidiary guaranties from affiliates and third parties, and all other obligations of all parties to the April 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the April 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC transaction.

December 2006 NMTC Transaction

Biovest and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the December 2006 New Market Tax Credit transaction (the “December 2006 NMTC Transaction”), in consideration of retention by SLDC of an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $160,000 along with a settlement payment in the amount of $62,000 to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest in connection with the December 2006 NMTC Transaction was approved by the Bankruptcy Court in an Order entered on December 1, 2010. As a result, our guaranty, Biovest’s guaranty, all of the subsidiary guaranties from affiliates and third parties, and all other obligations of all parties to the December 2006 NMTC Transaction were terminated. Biovest has ceased all activities under the December 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

Minneapolis, Minnesota Facility Lease

On December 2, 2010, Biovest entered into a lease agreement with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of its existing facility in Minneapolis, Minnesota. The lease contains provisions regarding a strategic collaboration whereby the Landlord has agreed to construct certain improvements to the leased premises to allow Biovest to perform GMP manufacturing of biologic products in the Minneapolis facility, including the manufacture of BiovaxID. Over $1.5 million in facility improvements were at or near completion as of June 30, 2011. These improvements have been financed by Biovest through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota for the aggregate amount of $0.353 million, and an increase to the base rent charged in order to recoup the costs of construction incurred by the Landlord (approximately $1.0 million) over the initial term of the lease (ten years).

Minnesota Promissory Notes

On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund, which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. Biovest issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. The notes bear interest as follows, yielding an effective interest rate of 4.1%:

•	Months 1-60 at 2.5% interest,

•	Months 61-80 at 5.0% interest,

•	Months 81-100 at 7.0% interest, and

•	Months 101-120 at 9.0% interest.

Biovest may prepay the notes at any time prior to maturity without penalty. Proceeds from the transaction in the amount of $0.353 million were used to fund capital improvements made to the Biovest’s existing manufacturing facility in Coon Rapids, Minnesota.

Cash Flows for the Nine Months Ended June 30, 2011

For the nine months ended June 30, 2011, our operating activities before reorganization items had a positive cash flow of approximately $8.7 million. The use for operating activities included a net loss of $12.2 million, primarily offset by stock compensation of $16.0 million, accretion of debt discounts of $1.4 million, issuance of common stock warrants for finance costs of $1.2 million, and an increase in accrued expenses of $2.1 million. Our gain on reorganization was $12.8 million.

We had an approximately $0.7 million cash outflow from investing activities for the nine months ended June 30, 2011 for the acquisition of furniture, equipment, and leasehold improvements, primarily in Biovest’s Minnesota facility.

We had net cash flows from financing activities of approximately $5.9 million for the nine months ended June 30, 2011, including proceeds from long-term convertible debt of $7.4 million, proceeds from notes payable, related party of $1.3 million, and payments of long-term debt of $1.6 million.

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

There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART  II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	During the three months ended June 30, 2011, pursuant to our Plan (with an Effective Date of November 17, 2010) and Section 1145 of the United States Bankruptcy Code, we issued 1,420,791 shares of our common stock in satisfaction of allowed claims under our Plan to members of Classes 3, 9 and 13, with conversion prices ranging from $0.54 to $1.00 per share.

2.	During the three months ended June 30, 2011, we issued a common stock purchase warrant that entitles Corps Real to purchase up to 5,882,353 shares of our common stock with an exercise price of $0.47 per share. The warrant was issued pursuant to the convertible debt financing transaction with Corps Real, which provided for aggregate loans to us in the maximum amount of $4.0 million.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our company.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transaction described in paragraph 2 above by virtue of Section 4(2) of the Securities Act in that such sale and issuance did not involve a public offering. The recipient of the securities represented his intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the instruments issued. The recipient had adequate access, through its relationship with us, to information about us.

No underwriters were employed in any of the above transactions.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.(Removed and Reserved)

ITEM  5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Number		Description of Document

10.1		Plan Convertible Promissory Note, dated November 17, 2010, between Accentia Biopharmaceuticals, Inc. and Dennis Ryll.

10.2		Stock Pledge Agreement, dated November 17, 2010, between Accentia Biopharmaceuticals, Inc. and Dennis Ryll.

10.3		Secured Promissory Note, dated June 13, 2011, in the original principal amount of $4,000,000 payable by Accentia Biopharmaceuticals, Inc. to Corps Real, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2011).

10.4		Common Stock Purchase Warrant, dated June 13, 2011, issued by Accentia Biopharmaceuticals, Inc. to Corps Real, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 14, 2011).

10.5		Security Agreement, dated June 13, 2011, by Accentia Biopharmaceuticals, Inc. in favor of Corps Real, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 14, 2011).

10.6		Escrow Agreement, dated June 13, 2011 among Accentia Biopharmaceuticals, Inc., Corps Real, LLC, and Escrow Agent thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 14, 2011).

31.1		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32.1		18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2		18 U.S.C. Section 1350 Certifications of Chief Financial Officer.

101	**+	The following financial information from Accentia Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

+	Submitted electronically with this Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCENTIA BIOPHARMCEUTICALS, INC. (Registrant)

Date: August 12, 2011	/s/ Francis E. O’Donnell, Jr.
Francis E. O’Donnell, Jr., M.D.
Chief Executive Officer; Chairman of the Board; Director
(Principal Executive Officer)

Date: August 12, 2011	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)