Form 10-K
period 2011-09-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2011-12-19
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of March 31, 2011, the aggregate market value of the voting common stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the OTCQB™, was approximately $30,662,663.

As of December 15, 2011, there were 75,238,376 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in “ITEM 1A. RISKS FACTORS” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Accentia,” “the Company,” “our company,” “we,” “us,” and similar references refer to Accentia Biopharmaceuticals, Inc. and its subsidiaries. All references to years in this Annual Report on Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2011” or “fiscal 2011” means the 12-month period ended September 30, 2011.

General

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (OTCQB: “ABPI”) is a biotechnology company that is developing Cyrevia™ (formerly named, Revimmune™) as a comprehensive system of care for the treatment of autoimmune diseases. We are also developing the SinuNasal™ Lavage System as a medical device for the treatment of chronic sinusitis. Additionally, through our majority-owned subsidiary, Biovest International, Inc. (“Biovest”), we are developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically, follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers and AutovaxID® an instrument for the production of a broad range of patient-specific medicines, such as BiovaxID and potentially for various vaccines, including vaccines for influenza and other contagious diseases.

Cyrevia™ is being developed to treat various autoimmune diseases. Cyrevia’s active ingredient is cyclophosphamide, which is already approved by the Food and Drug Administration (“FDA”) to treat disorders other than autoimmunity. We are seeking to repurpose cyclophosphamide to treat autoimmune disease as part of a comprehensive system of care.

BiovaxID® is being developed by our majority-owned subsidiary, Biovest as an active immunotherapy to treat certain forms of lymphoma. BiovaxID has completed two Phase 2 clinicial trials and one Phase 3 clinical trial.

AutovaxID® is automated cell culture production instrument being developed and commercialized by our majority owned subsidiary, Biovest for the production of cancer vaccines and other personalized medicines and potentially for a wide range of other vaccines.

The SinuNasal™ Lavage System (“SinuNasal”) is being developed as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”), also sometimes referred to as chronic rhinosinusitis. SinuNasal is believed to provide benefit by delivering a proprietary buffered irrigation solution (patent pending) to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

Since 1997, through our wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), Analaytica has conducted a global research and strategy consulting business that provides services to the pharmaceutical and biotechnology industries. On December 15, 2011, we closed on the definitive agreement selling the assets and business of Analytica to a third-party.

Corporate Overview

We were organized in 2002 to develop and commercialize biopharmaceutical products.

We commenced business in April 2002 with the acquisition of Analytica. We acquired Analytica in a merger transaction for $3.7 million cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of our Series B preferred stock. Analytica was founded in 1997 and has offices in New York and Germany. On December 15, 2011, we closed on the definitive agreement to selling the assets and business of Analytica for a combination of fixed and contingent payments aggregating up to $10.0 million.

In June 2003, we acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest is a biologics company that is developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non- NHL specifically, FL, MCL and potentially other B-cell blood cancers. As of September 30, 2011, we owned approximately 62% of Biovest’s issued and outstanding capital stock with the minority interest being held by approximately 400 shareholders of record. Biovest common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and therefore files periodic and other reports with the Securities and Exchange Commission (“SEC”).

On November 10, 2008, we along with all of our subsidiaries filed a voluntary petition for reorganization under Case No. 8:08-bk-17795-KRM. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

PRODUCTS

CYREVIA™ (formerly named Revimmune™)

We are developing Cyrevia as a comprehensive system of care for the treatment of various autoimmune diseases.

The Immune System and Autoimmunity

The immune system is the body’s natural defense mechanism for identifying and killing or eliminating disease-causing pathogens (such as bacteria, viruses, or other foreign microorganisms) and tumor cells. In humans, the primary disease fighting function of the immune system is carried out by white blood cells (leukocytes), which mediate two types of immune responses: innate immunity and adaptive immunity. Innate immunity refers to the broad first-line immune defense that recognizes and eliminates certain pathogens prior to the initiation of a more specific adaptive immune response. While the cells of the innate immune system provide a first line of defense, they cannot always eliminate or recognize infectious organisms. In some cases, the innate immune system may not always recognize or detect infections. In these cases, the adaptive immune response evolved to provide a highly specific and versatile means of defense which also provides long-lasting protection (immune memory) against subsequent re-infection by the same pathogen.

Autoimmune diseases are the result of white blood cells in the body recognizing and injuring or destroying normal (self) organs or tissues. In affected patients, the adaptive immune response (normally targeted against foreign antigens) becomes aberrantly targeted against self-tissues, leading to tissue damage, and chronic inflammation of affected organs. In severe cases patients may experience loss of function leading to disability or death. Autoimmune diseases are generally considered manageable in their early stages with immunosuppressive therapies or immunomodulating therapies. These therapies, however, are rarely considered “curative,” and even with modern standards of care, patients may suffer from chronic disease progression.

Autoimmune diseases pose a major burden to society. According to the National Institutes of Health and its Autoimmune Diseases Coordinating Committee at least 14 million Americans suffer from the more than 80 illnesses caused by autoimmunity. Many autoimmune diseases occur among young to middle-aged adults, leading to life-long disease and often life-changing disability. These conditions therefore also pose a disproportionate economic burden to healthcare systems in the industrialized world. Women are especially susceptible and comprise approximately 75% of diagnosed cases. Autoimmune diseases are among the ten leading causes of death among women in all age groups up to age 65.

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

Cyrevia™ for the Treatment of Autoimmune Disease

In contrast to currently approved therapies available to treat autoimmune disease, Cyrevia seeks to eliminate virtually all circulating white blood cells, including those driving autoimmunity, while seeking to spare the patient’s stem cells. As the patient’s eliminated white blood cells are replenished with new white blood cells derived from these stem cells, the patient’s immune system becomes effectively replaced or “rebooted”.

Cyrevia consists of an active drug, Cytoxan® (cyclophosphamide), administered as part of an integrated risk-management system designed to assure its consistent use and minimize the risks of treatment. Cytoxan is currently FDA approved to treat disorders other than autoimmune disease, including various forms of cancer.

To facilitate our development and commercialization of Cyrevia, we have entered into an agreement (the “Baxter Agreement”) with Baxter Healthcare Corporation (“Baxter”), which we believe is the only current good manufacturing practice (“cGMP”) manufacturer approved in the U.S. by the FDA of injectable/infusion cyclophosphamide (under the brand name, Cytoxan) as referenced in the FDA Orange Book. The Baxter Agreement grants us the exclusive right to use Baxter’s regulatory file and drug history (“Drug Master File”) for Cytoxan, which we believe will advance our planned clinical trials and anticipated communications with the FDA. Additionally, the Baxter Agreement grants to us the exclusive right to purchase Baxter’s Cytoxan for the treatment of various autoimmune diseases, including autoimmune hemolytic anemia, multiple sclerosis, systemic sclerosis and the prevention of graft-versus-host disease following bone marrow transplant.

Cytoxan is a nitrogen mustard alkylating agent (it destroys target cells by binding to DNA and interfering with cell division and function) which is converted by the liver into an active chemotherapeutic agent. Cytoxan’s effects are dose-dependent. As used in Cyrevia, Cytoxan is planned to be administered at a dose of 50 mg/kg, which is a unit of measurement where drug dosage is measured in milligrams based on the patient’s body weight measured in kilograms delivered in a series of four daily infusions (which is generally referred to as “Pulsed”) corresponding to a total dose of 200 mg/kg. This dose represents an ultra-high-dose of Cytoxan, which is generally administered to cancer patients in total doses ranging from approximately 40 to 50 mg/kg or less over a period of two to five days. We refer to the dosing schedule of Cytoxan, as used in Cyrevia as “High-Dose Pulsed Cytoxan”.

Cyrevia includes a comprehensive risk-management system to restrict the use of High-Dose Pulsed Cytoxan to those patients anticipated to most benefit from the drug and to exclude patients for whom the drug is contraindicated. The risk-management system includes pre- and post-treatment drugs combined with careful monitoring during and after administration of Cytoxan to avoid or minimize infections and other adverse side effects which may result from the therapy. This computerized central risk-management system, which we refer to as “Cyrevia Bolstering Outcomes Of Therapy” or “REBOOTSM”, is intended to assist physicians and other Cyrevia care providers to maintain a consistent risk management approach when administering Cyrevia. We anticipate that this system will incorporate a number of safety questionnaires, protocols, and other educational materials for patients and providers; in addition, we anticipate the system will provide a series of computer-verified diagnostic assays and compliance checks integrated with patients’ treatment. The REBOOT system may also include a patient and physician registry to enable long-term follow-up and research to improve outcomes and minimize risk in treated patients. Furthermore, we expect to enhance patient safety by packaging, labeling and distributing the Cyrevia therapy only as part of the REBOOT system.

We anticipate that our REBOOT system will be at the core of a formal risk evaluation and mitigation strategy (“REMS”) subject to approval by the FDA. As such, the REBOOT system forms a critical part of our planned clinical trial(s) and investigational new drug application(s) (“IND”). REMS was authorized by the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”). REMS are frequently and increasingly included as part of INDs, approvals and/or labels to assure safety and to maximize benefit. REMS are subject to enforcement by the FDA through civil penalties.

Previous Clinical Studies in Cyclophosphamide to Treat Autoimmune Disease.

A number of small, single-arm, open label, uncontrolled trials that have been conducted at various institutions have suggested the effect of cyclophosphamide on the disease course of certain autoimmune diseases. These prior studies form the basis of our belief that Cyrevia, which incorporates High-Dose Pulsed Cytoxan, may potentially represent a new treatment option for certain autoimmune diseases and support our decision to pursue the development of Cyrevia. These prior studies are considered to be preliminary, and we believe that significant additional development is required before High-Dose Pulsed Cytoxan can be widely accepted as a therapeutic option for autoimmune disease. These additional developments, which are part of our Cyrevia development plan, include: (i) conducting a definitive controlled and randomized clinical trial for each specific autoimmune disease sufficient to demonstrate safety and efficacy to the satisfaction of the FDA as required to support potential marketing approval and (ii) developing a REMS for High-Dose Pulsed Cytoxan to assure that the therapy properly balances risks and benefits in a manner which is sufficient to obtain the approval of the FDA under the FDAAA.

Table 1. Published preliminary studies investigating High-Dose Pulsed Cytoxan for treatment of Autoimmune Diseases listed by disease.

Autoimmune Disease	Study Site	Number of Patients Treated

Aplastic Anemia	JHU[1], Hahnemann[2], Wayne State	82

Systemic Sclerosis (diffuse cutaneous)	JHU	6

Systemic Lupus Erythematosus	JHU, Hahnemann	43

Multiple Sclerosis	JHU, Hahnemann, Stony Brook[3]	47

Myasthenia Gravis	JHU, Stanford University	13

Autoimmune Hemolytic Anemia (AIHA)	JHU, Hahnemann, University of Milan	12

CIDP	Hahnemann	5

Rheumatoid Arthritis	JHU, Queen Elizabeth Hospital[4]	5

Pemphigus	JHU, University of Miami	4

Graft-versus-host disease (bone marrow transplant)	JHU, Sidney Kimmel Cancer Center	117

	TOTAL	334

[1]	Johns Hopkins University,
[2]	Medical College of Pennsylvania-Hahnemann Hospital at Drexel University,
[3]	State University of New York at Stony Brook,
[4]	Queen Elizabeth Hospital, Adelaide, South Australia

Cyrevia™ Development Plan

Rationale

Notwithstanding the prior reports of High-Dose Pulsed Cytoxan as a potential therapy for certain autoimmune diseases, Cytoxan is not currently FDA-approved for the treatment of any autoimmune diseases. These prior studies of High-Dose Pulsed Cytoxan in the U.S. were conducted at a limited number of large academic research hospitals and have featured non-uniform inclusion criteria and/or administration schedules. It is generally recognized that there may be significant potential risks of infection or other side effects when High-Dose Pulsed Cytoxan is not administered by highly-qualified personnel in a controlled and regulated clinical setting. While the previous studies are important to our Cyrevia development plan, they are largely not considered sufficient to support regulatory approval, although we plan to explore expedited regulatory pathways that may be available for the prevention of graft-versus-host disease following bone marrow transplant and/or mucositis based on current data generated to date. At the core of our Cyrevia development plan is a recognition that controlled and randomized clinical trials will be necessary to demonstrate the efficacy of High-Dose Pulsed Cytoxan to the satisfaction of the FDA and that safety will be an important regulatory and clinical concern which we believe will require an FDA approved formal REMS.

While there are approximately eighty recognized autoimmune diseases, we plan, based on availability of resources, to initially target the following autoimmune indications: the prevention of graft-versus-host disease following bone marrow transplant; mucositis; multiple sclerosis; systemic sclerosis; and autoimmune hemolytic anemia.

We are preparing for pre-IND discussions with the FDA in order to determine the next steps necessary to seek approval for Cyrevia for the prevention of graft-versus-host disease following bone marrow transplant, an indication for which the FDA granted us Orphan Drug designation in June 2011. Based on published Phase 2 open label clinical trial results, and the urgent need to improve the success rate of bone marrow transplants, including the ability to enable transplant from partially-matched donors, we intend to pursue all potential expedited regulatory pathways that the FDA may allow for this indication, including the accelerated approval process. In addition, we also intend to conduct pre-IND discussions with the FDA with regards to our planned clinical trial strategy and study protocol for the treatment of multiple sclerosis (“MS”). Based on FDA input, we anticipate filing an IND under which we expect to conduct our planned MS clinical trials. Furthermore, we plan to discuss with the FDA our plans for a REMS to be developed and mandated to accompany treatment with Cyrevia under the FDAAA. Further, we also anticipate conducting meetings with the FDA to discuss our planned regulatory strategy and clinical trials for Cyrevia for the treatment of autoimmune hemolytic anemia and systemic sclerosis, both indications were granted FDA Orphan Drug designation in February 2011 and June 2011, respectively.

Provided that our planned Cyrevia clinical trials, once completed, demonstrate clinical benefit and safety, we would anticipate discussing next steps with the FDA which could include the suitability of seeking conditional and/or accelerated approvals and/or the appropriateness and design of additional clinical trial(s).

Graft-Versus-Host-Disease

Disease Background

Graft-versus-host disease (“GVHD”) is a complication that can occur after a stem cell or bone marrow transplant in which the newly transplanted material attacks the transplant recipient’s body. GVHD occurs in a bone marrow or stem cell transplant involving a donor and a recipient. The bone marrow is the soft tissue inside bones that helps form blood cells, including white cells that are responsible for the immune response. Stem cells are normally found inside bone marrow. Since only identical twins have identical tissue types, a donor’s bone marrow is normally a close, but not perfect, match to the recipient’s tissues. The differences between the donor’s cells and recipient’s tissues often cause T-cells (a type of white blood cells) from the donor to recognize the recipient’s body tissues as foreign. When this happens, the newly transplanted cells attack the transplant recipient’s body. In June 2011, we were granted by the FDA Orphan Drug designation for Cyrevia™ for the prevention of GVHD following bone marrow transplant.

Unmet Medical Need

Acute GVHD usually happens within the first three months after transplant. Chronic GVHD typically occurs more than three months after transplant, and can last a lifetime.

Rates of GVHD are reported to vary between 30 - 40% among related donors and recipients, to 60 - 80% between unrelated donors and recipients. Greater mismatch between donor and recipient relates to an increased risk of GVHD. After a transplant, the recipient usually takes drugs that suppress the immune system, which helps reduce the chances (or severity) of GVHD. While Cytoxan is often used off-label in such GVHD regimens, there is currently no standardized approved use of Cytoxan to prevent GVHD.

Cyrevia™ Experience

Expected to be administered as an essential post-transplant agent if approved, Cyrevia would represent a potential therapeutic approach, which we believe might hold the potential to reduce the incidence of GVHD and potentially enable both fully-matched and half-matched allogenic bone marrow transplants, thus potentially increasing transplant success rates.

Because of its potent immunosuppressive yet stem cell–sparing activity, Cyrevia has been tested as sole prophylaxis of GVHD after fully-matched myeloablative allogeneic bone marrow transplantation (“alloBMT”). Clinicians at Johns Hopkins University (“JHU”) treated 117 patients (median age, 50 years; range, 21-66 years) with advanced hematologic malignancies; 78 had partially human leukocyte antigen (“HLA”)–matched related donors and 39 had HLA-matched unrelated donors. All patients received conventional myeloablation with busulfan/Cytoxan (“BuCy”) and T-cell replete bone marrow followed by 50 mg/kg/d of Cytoxan on days three and four after transplantation. The incidences of acute grades II through IV and grades III through IV, GVHD for all patients were 43% and 10%, respectively. The non-relapse mortality at day 100 and two years after transplantation were 9% and 17%, respectively. The actuarial overall survival and event-free survivals at two years after transplantation were 55% and 39%, respectively, for all patients and 63% and 54%, respectively, for patients who underwent transplantation while in remission. With a median follow-up of 26.3 months among surviving patients, the cumulative incidence of chronic GVHD is 10%. These results suggest that Cyrevia, as a high-dose post-transplantation Cytoxan regimen, is an effective single-agent prophylaxis of acute and chronic GVHD after BuCy conditioning and HLA-matched BMT. Sources: (www.clinicaltrials.gov no. NCT00134017). (Blood. 2010;115(16):3224-3230).

Cyrevia also demonstrated highly encouraging results when administered to enable partially matched transplants. Historically, HLA-mismatched alloBMT has been associated with high rates of graft failure, severe GVHD and non-relapse mortality (mortality not related to the underlying condition). Increasing HLA-mismatch between donor and recipient has been associated with worse event-free survival (“EFS”), especially when donors are mismatched by two or more HLA antigens. Subsequently, two multicenter studies demonstrated that Cyrevia therapy resulted in chronic GVHD incidences after haplo-BMT that were similar to those seen after a fully matched BMT. Physicians at JHU and the Fred Hutchinson Cancer Research Center treated 68 patients with nonmyeloablative conditioning and partially HLA-mismatched bone marrow transplantation (“mini-haploBMT”). Patients received High-Dose Pulsed Cytoxan following the transplant on Day 3 or Days 3 and 4. The probabilities of grades II–IV and III–IV (serious) acute GVHD by day 200 were 34% and 6%, respectively. Furthermore, the group receiving 2 days of post-transplant High-Dose Pulsed Cytoxan experienced a reduced incidence of chronic GVHD as compared with the group receiving only one dose of High-Dose Pulsed Cytoxan (5% vs 25%, p=0.05). A more recently published study conducted through the Bone Marrow Transplant Clinical Trials Network reported the outcomes of nonmyeloablative conditioning and transplantation of partially HLA-mismatched marrow for patients with hematologic malignancies. GVHD prophylaxis consisted of intravenous High-Dose Pulsed Cytoxan 50 mg/kg over 1-2 hours on days +3 and +4. In addition, patients received tacrolimus and myceophenolate mofetil initiated day +5 after transplantation. Fifty-five patients enrolled, of whom fifty were treated and included in the analysis. After transplantation, the cumulative incidence of Grade II-IV acute GVHD at day +100 was 32% and there was no reported case of Grade III-IV acute GVHD. At 1-year, the cumulative incidence of chronic GVHD was 13%. The primary endpoint, 6-month overall survival (“OS”), was 84% and the 1-year cumulative incidence of non-relapse mortality was 7%.

Taken together, we believe these results demonstrate that Cyrevia may facilitate partially HLA-mismatched hematopoietic stem cell transplantation (“HSCT”) without severe GVHD consequences and can potentially mitigate the negative impact of HLA-disparity on transplantation outcome.

Planned Regulatory Strategy to Advance Cyrevia™ for the Prevention of GVHD Following Bone Marrow Transplant

Based on multiple published Phase 2 open label clinical trial results, the potential risk of non-strandardized off-label use of High-Dose Pulsed Cytoxan in GVHD, and the urgent need to improve the success rate of bone marrow transplants, including the ability to enable transplant from partially-matched donors, we intend to pursue all potential expedited regulatory pathways for Cyrevia that the FDA may allow for this indication, including the acclerated approval process. Therefore, we are preparing for pre-IND discussions with the FDA which we anticpate will occur in 2012. We plan to coordinate future GVHD clinical trials and their design based upon the FDA’s feedback and guidance.

Multiple Sclerosis

Disease Background

Approximately 400,000 people in the U.S. have multiple sclerosis (“MS”) with a prevalence rate of approximately 1 in 700 people and approximately 200 new patients diagnosed every week. MS is generally considered to be an autoimmune neurodegenerative disease in which local inflammation and autoimmune destruction of myelin (a fatty tissue which surrounds and protects the nerve fibers of the central nervous system) leads to acute injury and progressive nerve degeneration. Although the exact cause of MS remains unknown, most researchers and clinicians believe that the myelin is damaged due to an abnormal response by the body’s immune system. MS is a heterogeneous disease with a clinical course that varies with each patient; however, over time most patients inevitably lose significant neurological and physical function often including difficulty in walking leading to dependence on a cane and ultimately a wheelchair. Young adults between the ages of 20 and 30 are most at risk for MS, and women have a significantly higher risk than men. According to the Cleveland Clinic, there are multiple distinct clinical forms of MS, the most common of which is characterized by relapses followed by remissions, commonly referred to a relapsing-remitting multiple sclerosis (“RRMS”). Approximately eighty-five percent (85%) of MS patients have RRMS at disease onset, though approximately fifty percent (50%) of those will ultimately convert to a more aggressive form of MS referred to as secondary progressive MS (“SPMS”). Patients with RRMS experience flare-ups (also termed as relapses or attacks) and episodes of acute worsening and exacerbations of clinical neurological symptoms. These episodes are then typically followed by a period of recovery or remission. Several features predict the ultimate conversion to SPMS, including frequency of clinical attacks, accrual of disability, and the presence of gadolinium enhancing lesions which are frequently revealed on MRI. There are currently multiple approved drugs for the treatment of RRMS; however, MS is considered to be an uncured disease and even with currently approved therapies, most patients will experience progressive accrual of disability. In some cases, patients may eventually die of their disease. Current FDA approved disease modifying agents are only partially effective in controlling disease progression, and despite treatment with current agents, many patients experience disease breakthrough or progression. Furthermore, use of these therapies often imposes a life-long compliance burden on patients and leads to increased risks of infection, including instances of progressive multifocal leukoencephalopathy and other complications due to chronic immunosuppression. We believe that there is a large unmet medical need, and we are developing Cyrevia™, as a potential new therapeutic approach to treat MS.

Cyrevia™ Experience in the Treatment of MS

In contrast to currently approved therapies available to treat MS, Cyrevia seeks to eliminate virtually all circulating white blood cells, including those responsible for the autoimmunity, while sparing the patient’s stem cells. As the patient’s eliminated white blood cells are replenished with new white blood cells derived from these stem cells, the patient’s immune system becomes effectively replaced or “rebooted”. The goal of Cyrevia is to partially restore to the extent possible neurologic and physical function that has been lost due to MS while delaying further disease progression.

Three independent studies (see Table 2) conducted at three research universities formed the basis of our opinion that the proof of principle has been established that Cyrevia is both safe and effective in the treatment of MS and offers the potential to reduce disease progression and restore neurological and physical function. The publications of these three studies, conducted at Stony Brook University (Stony Brook, NY), Drexel University (Philadelphia, PA), and Johns Hopkins University (Baltimore, MD), form the basis and rationale for our planned clinical trial(s) to study Cyrevia for the treatment of MS.

Table 2: Published Reports of the Use of High-Dose Pulsed Cyclophosphamide for Treatment of MS

Study Site	Publication	Patients Treated	Median Followup Reported	Primary Outcomes after High-Dose Pulsed Cyclophosphamide Treatment
Johns Hopkins University, Baltimore, MD	Krishnan, et al. Reduction of disease activity and disability with high-dose cyclophosphamide in patients with aggressivemultiple sclerosis. Arch Neurol. Aug 2008;65(8):1044-1051.	9	23 months

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

Other outcomes reported:

•      No significant change seen in GEL count in treated patients

•      44% (4 of 9 pt’s evaluated) report improved visual acuity

•      88% (7 of 8 pt’s evaluated) report reduction in fatigue

•      100% (10 of 10 pt’s evaluated) report improvement in SF-36 quality of life score

Study Site	Publication	Patients Treated	Median Followup Reported	Primary Outcomes after High-Dose Pulsed Cyclophosphamide Treatment
Stony Brook University, Stony Brook, NY	Gladstone, et al. High-dose Cyclophosphamide for Moderate to Severe Refractory Multiple Sclerosis: 2-Year Follow-up (Investigational New Drug No. 65863). Am J Ther. Oct 14 2009.	13 (from 2006 study cohort above) 2 additional patients	24 months

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

Total	4 published articles of High-Dose Pulsed Cyclophosphamide for Treatment of MS	47 MS patients treated

Abbreviations : RRMS=relapsing-remitting multiple sclerosis; EDSS=expanded disability status scale; SPMS=secondary progressive multiple sclerosis; PPMS=primary progressive multiple sclerosis; MSQOL-54=Multiple Sclerosis Quality of Life-54 Instrument; GEL=gadolinium-enhancing lesion; MSFC=Multiple Sclerosis Functional Composite a three-part, standardized, quantitative, assessment instrument for use in clinical studies, particularly clinical trials, of MS. MSFC z-Score = a standardized score computed from components of the MSFC.

Planned Regulatory Strategy to Advance Cyrevia™ for the Treatment of MS

While published studies suggest that Cyrevia may be safe and effective to treat MS, the use of this promising therapy has been limited to relatively small pilot studies conducted at a limited number of academic research hospitals. Because High-Dose Pulsed Cytoxan is generally considered to be an aggressive treatment with significant potential risks associated with its uses, we believe that this therapy will not become generally available to MS patients unless a pivotal, well-controlled Phase 3 clinical trial is conducted to determine safety and efficacy. Additionally, without marketing approval from the FDA, third-party reimbursement for this therapy will likely remain unavailable and the standard of care for MS will remain unchanged.

In September 2007, we conducted an initial meeting with the FDA regarding our proposed design of a clinical trial in MS for Cyrevia. Since our initial meeting with the FDA, a number of studies of High-Dose Pulsed Cytoxan in MS have reported follow-up data (see Table 2) which we expect will provide support and guide the design of future planned clinical trial(s). We intend to conduct follow-up pre-IND meetings with the FDA in 2012 to discuss our planned clinical trial strategy and study protocol(s) for the treatment of MS. Based on FDA input and availability of resources, we anticipate filing an IND under which we plan to conduct MS clinical trials. Further, we plan to discuss with the FDA our plans for a REMS to be developed and mandated to accompany treatment with Cyrevia under the FDAAA.

Systemic Sclerosis

Disease Background

Systemic sclerosis is a chronic, multisystem autoimmune disease characterized by hardening of the skin and affected tissues, blood vessel (vascular) alterations, and the presence of autoimmune antibodies (autoantibodies) in the blood. Patients with systemic sclerosis often experience Raynaud’s phenomenon, a condition associated with discoloration of fingers and/or toes when exposed to changes in temperature or emotional events. Systemic sclerosis is most common in females who are 30 to 50 years of age.

The underlying disease etiology, or cause, of systemic sclerosis remains largely unknown but in affected patients, prolonged activation of the immune system and inflammation results in extensive tissue damage and repair. Continuous remodeling and repair and an inability to terminate the reparative processes leads to persistent connective tissue remodeling, scarring, and fibrosis. Some patients may have only a few affected areas, but others suffer from progressive skin involvement that becomes the source of much affliction as the condition worsens. Systemic sclerosis can be divided into two primary forms: diffuse cutaneous systemic sclerosis (“dcSSc”) and limited cutaneous systemic sclerosis (“lcSSc”). Approximately 60% of systemic sclerosis patients have lcSSc, while approximately 35% have the dcSSC.

dcSSc typically presents as skin manifestations affecting the hands, arms and face. Additionally, pulmonary arterial hypertension may occur in up to one third of patients and is the most serious complication for this form of systemic sclerosis. dcSSc comprises a very severe form of systemic sclerosis which progresses rapidly and affects a large area of the skin and one or more internal organs, frequently the kidneys, esophagus, heart and lungs. dcSSc leads to substantial disability and/or death. We are planning clinical trials to study dcSSc, which has an estimated U.S. prevalence of approximately 30,000 cases with an estimated incidence of approximately 2100 annually. In June 2011, we were granted by the FDA, Orphan Drug designation for Cyrevia™ for the treatment of systemic sclerosis.

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

Cyrevia™ Experience in dsSSc

An open-label trial of High-Dose Pulsed Cytoxan in patients with clinically active dsSSc patients was conducted at JHU (Tehlirian et.al. published these results in 2008). This study forms the basis of our planned clinical trial of Cyrevia for dcSSc.

In this study, six patients with diffuse cutaneous systemic sclerosis were treated. One patient died of a pulmonary infection (seven weeks after treatment) that was acquired after the absolute neutrophil count had normalized, indicating that the infection was not acquired during the immune ablation period. This patient experienced acute respiratory distress syndrome associated with a fungal infection and a decline in kidney function. This patient had extensive lung disease at the time of entry into the study. This highlights the need for a robust system of care during High-Dose Pulsed Cytoxan treatment and the requirement for highly selective inclusion criteria, especially in patients with organ involvement and damage as a result of their autoimmune disease.

The primary endpoint was the modified Rodnan skin score (“mRSS”), a typical efficacy endpoint for systemic sclerosis trials. The mRSS measures skin thickness and collagen content of skin. In dcSSc, increasing skin thickness is associated with increased disease activity, and a reduction in mRSS is associated with a more favorable outcome, with a reduction of 25% considered clinically significant. The study reported that in five evaluable patients, mRSS was reduced by 60%, 55%, 41%, 31%, and 0%. The study further reported that four patients out of five responded initially, while one responded but relapsed at 6 months.

The physician’s global assessment (“PGA”) was reported to have improved for four of five patients 47%, 69%, 56%, and 59% within first month after treatment, and 80% for one of five within the first three months. The forced vital capacity (“FVC”), a measure of lung function, also stabilized in four of six patients. One patient’s FVC worsened due to an infection, then returned to baseline. Five of five patients improved on the Health Assessment Questionnaire Disability Index.

Planned Clinical Trial of Cyrevia™ in dcSSc

As resources permit, we plan to conduct pre-IND meetings with the FDA to discuss clinical trials of Cyrevia in patients who have evidenced moderately severe organ damage and clinical evidence of active disease.

Autoimmune Hemolytic Anemia

Disease Background

We plan to study autoimmune hemolytic anemia (“AIHA”), a disease in which the body’s immune system attacks its own red blood cells (“RBCs”), leading to their destruction, or hemolysis. While studies of prevalence of AIHA in the U.S. are few, we estimate the U.S. prevalence of AIHA at approximately 50,000 cases based on epidemiological studies in other countries. The U.S. incidence of AIHA is approximately 2,400 per year. In February 2011, we were granted by FDA Orphan Drug designation for Cyrevia™ for the treatment of AIHA.

In affected patients, a process of increased destruction of RBCs takes place mediated by the formation of anti-RBC autoantibodies (an autoantibody is an antibody produced by the body in reaction to the body’s own cells). AIHA can occur at any age and affects women more often than men. About half of the time, the cause of AIHA cannot be determined (idiopathic AIHA). AIHA can also be caused by or occur with another disorder, such as systemic lupus erythematosus (lupus), and rarely it follows the use of certain drugs, such as penicillin.

AIHA frequently commences as an acute, sometimes life-threatening disease often requiring hospitalization, but is considered a chronic disease. In some people, the destruction may stop after a period of time. In other people, red blood cell destruction persists and becomes chronic. There are two main types of AIHA: warm antibody hemolytic anemia (“WAIHA”) and cold antibody hemolytic anemia (“CAIHA”). In the warm antibody type, the autoantibodies attach to and destroy red blood cells at temperatures equal to or in excess of normal body temperature. In the cold antibody type, the autoantibodies become most active and attack red blood cells only at temperatures well below normal body temperature. Rarely, patients have both cold- and warm-reactive autoantibodies and are classified as mixed-type AIHA.

AIHA as the cause of hemolysis is confirmed when blood tests detect increased amounts of certain antibodies, either attached to red blood cells (“RBCs”) (direct antiglobulin or Coombs’ test) or in the liquid portion of the blood (indirect antiglobulin or Coombs’ test). Other tests sometimes help determine the cause of the autoimmune reaction that is destroying RBCs.

If symptoms are mild or if destruction of RBCs seems to be slowing on its own, no treatment is needed. If RBCs destruction is increasing, a corticosteroid such as prednisone is usually the first choice for treatment for WAIHA. High doses are used at first, followed by a gradual reduction of the dose over many weeks or months. When WAIHA patients do not respond to corticosteroids or when the corticosteroid causes intolerable side effects, surgery to remove the spleen (splenectomy) is often the next treatment. The spleen is removed because it is one of the places where antibody-coated RBCs are destroyed. When destruction of RBCs persists after removal of the spleen or when surgery cannot be done, immunosuppressive drugs may be used.

When RBC destruction is severe, blood transfusions are sometimes needed, but they do not treat the cause of the anemia and provide only temporary relief.

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

Cyrevia™ Experience with AIHA

Following studies in other severe autoimmune disorders, High-Dose Pulsed Cytoxan was studied in patients with severe AIHA that was refractory to standard therapies (Moyo, Smith et al. 2002). Nine patients were treated at Hahnemann University, Medical College of Pennsylvania and JHU. Seven) patients displayed WAIHA, one (1) CAIHA, and one (1) patient was mixed warm/cold. These patients had preciously failed at least two standard therapies (primary AIHA) or one standard therapy (secondary AIHA), and were steroid dependent.

The studies reported that Cyrevia was well-tolerated in these patients. All patients were reported to have experienced transfusion independence following treatment. The study reported that six patients underwent a complete response (“CR”), and the remaining three achieved a partial remission (“PR”). At last follow-up (median follow-up duration 15 months, ranging from 4-29 months), only one patient in CR was still receiving doses of corticosteroids (although these were tapering) and one patient in PR was receiving a low dose of corticosteroids. All others discontinued steroids and no patient experienced relapse at a median of 15 months after treatment.

Three other patients with AIHA have been treated with Cyrevia in one small study (Brodsky 1998) and one case report (Panceri 2002). Of the two patients in the former study, one had Evan’s syndrome (a combination of AIHA and another disease). The AIHA patient experienced a complete recovery for 16 months but then came down with immune thrombocytopenic purpura, another autoimmune disease and subsequently died. The other patient experienced no symptomatic manifestations of disease after treatment and was independent of transfusion for more than ten months. The case report (Panceri 2002) described the striking sudden improvement in a child with severe AIHA, who was unresponsive to four other treatments. However, due to the absence of defined inclusion criteria as used in the Moyo study, these three patients have extremely heterogeneous characteristics and may not be comparable to the larger Moyo study in which patients were more similar.

Planned Clinical Trial of Cyrevia™ in AIHA

As resources permit, we plan to conduct clinical trials in patients with a diagnosis of severe AIHA. We expect that these patients will have had a failure of at least two standard treatment approaches (e.g., prednisone therapy, splenectomy, intravenous immunoglobulin, or other immunosuppressants.), or an inability to taper prednisone dose to less than 10 mg/day.

Proprietary Rights to CyreviaTM

Because Cyrevia represents the repurposing of a drug which is off-patent, we have developed a multi-faceted strategy to seek to maintain and protect our proprietary interests consisting of a combination of patents and non-patent based protection such as exclusive commercial agreements.

We hold the exclusive world-wide rights to commercialize High-Dose Pulsed Cytoxan to treat MS and certain other autoimmune diseases through a sublicense (the “Cyrevia Sublicense”) from Revimmune, LLC, which obtained its rights by license from JHU (the “JHU License”). Revimmune, LLC is an affiliate of one of our directors and shareholders. Our license, which is exclusive and worldwide, affords additional protection for our commercialization strategy. Under the Cyrevia Sublicense, we are obligated to pay a royalty of eight percent (8%) of net sales of Cyrevia which is equally split between JHU and Revimmune, LLC until the later of the expiration of the last to expire patent under the JHU License on a country by country basis, or ten years following the first commercial sale of a regulatory approved product regardless of the issuance of any such patents. We believe that our Cyrevia Sublicense creates an important relationship between our company, JHU, and the JHU faculty who pioneered the development of High-Dose Pulsed Cytoxan. JHU has filed patent applications in the U.S. and several foreign countries with claims pertaining to the use of High-Dose Pulsed Cytoxan to treat MS and certain other autoimmune diseases which are covered by our Cyrevia Sublicense. Some of these licensed patent applications are undergoing examination and are subject to pending patent office objections and/or rejections.

Additionally, we have filed patent applications for our REBOOT risk management system and certain screening protocols that maximize the safety and effectiveness of High-Dose Pulsed Cytoxan treatment regimens. Further, we anticipate that our computer software program being developed to implement our REBOOT™ system will be proprietary and protected through trademark and copyright filings.

To further extend our proprietary rights to Cyrevia, we entered into an agreement with with Baxter, which we believe is the only FDA approved cGMP, manufacturer of injectable cyclophosphamide in the U.S., known under the brand name, Cytoxan®. The Baxter Agreement grants our Company the exclusive right to use Baxter’s Drug Master File for Cytoxan which, we believe will facilitate our planned clinical trials and anticipated dealings with the FDA. Additionally, the Baxter Agreement grants to our Company the exclusive right to purchase Cytoxan from Baxter for the treatment of various autoimmune diseases including: the prevention of GVHD following bone marrow transplant; MS; systemic sclerosis; and AIHA.

Additionally, we have been granted Orphan Drug designation by the FDA for a number of autoumminue diseases providing seven years of market exclusivity in the U.S for those diseases.

BIOVAXID® - Therapeutic Cancer Vaccine

Our majority-owned subsidiary, Biovest is developing BiovaxID as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically, follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers.

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

Since B-cell cancers such as NHL are tumors arising from a single malignant transformed B-cell, the tumor cells in NHL maintain on their surface the original malignant B-cell’s immunoglobulin (collectively referred to as, the “tumor idiotype”) that is distinct from those found on normal B-cells. The idiotype maintained on the surface of each B-cell lymphoma serves as the tumor-specific antigen for the BiovaxID cancer vaccine.

In many cases, including in NHL, cancer cells produce molecules known as tumor-associated antigens, which may or may not be present in normal cells but may be over-produced in cancer cells. B-cells and T-cells have receptors on their surfaces that enable them to recognize the tumor associated antigens. While cancer cells may naturally trigger a B- or T-cell-based immune response during the initial appearance of the disease, this response may be only weakly specific or attenuated in such a way that it does not fully eradicate all tumor cells. Subsequently, tumor cells gradually evolve and escape from this weak immune response and are able to grow into larger tumors. In addition, because cancer cells arise from normal tissue cells, they are often able to exploit or increase existing immune tolerance mechanisms to suppress the body’s immune response which would normally destroy them. In other cases, chemotherapy or other treatment regimens used to treat the cancer may themselves weaken the immune response and render it unable to reject and kill tumor cells. Even with an activated immune system; however, the number and size of tumors can often overwhelm the immune system.

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

Nevertheless, in 2010 one active immunotherapy, Provenge® (sipuleucel-T) developed by Dendreon Corporation, received marketing approval from the FDA for the treatment asymptomatic or minimally symptomatic metastatic castrate resistant (hormone refractory) prostate cancer. This represents the first case of an active immunotherapy to successfully gain marketing approval in the U.S. In March 2011, a second active immunotherapy, Yervoy™ (ipilimumab), developed by Bristol-Myers Squibb, received marketing approval from the FDA approved for the treatment of late-stage metastatic melanoma. In addition to BiovaxID, there are a number of other active immunotherapeutics for cancer in various stages of clinical trials that have demonstrated promising results.

A number of features of the NHLs make these tumors particularly suitable for treatment with a therapeutic cancer vaccine. The malignant B-cell lymphocytes of NHL express a unique, identifiable tumor-specific antigen which is not expressed by other (healthy) cells in the body. In contrast, the majority of human cancers typically lack strong ubiquitous expression of tumor-specific antigens to distinguish them from normal cells, or they express a potentially widely-varying mix of antigens which can be difficult to identify and formulate into a successful therapeutic vaccine.

Non-Hodgkin’s Lymphoma

Non-Hodgkin’s lymphoma (“NHL”) is a heterogeneous group of malignancies of the lymphatic system with differing clinical behaviors and responses to treatment. BiovaxID® has been studied in two distinct forms of NHL, namely, FL and MCL. NHL is the fifth most common type of cancer in the U.S., with an estimated prevalence of 454,378 cases in 2008 in the U.S. NHL accounts for 3.4% of all cancer deaths in the U.S. (Siegel et al., 2011: Cancer statistics 2011, CA: A Cancer Journal for Clinicians). NHL is one of the few malignancies in which there continues to be a rise in incidence. Since the early 1970’s, incidence rates for NHL have nearly doubled. Moreover, in spite of recent advances in the standard of care, the overall five-year survival rate remains at approximately 63%. According to the NCI, in 2009 it is estimated that 65,980 new cases of NHL will be diagnosed and 19,500 Americans will die from the disease, with a comparable number estimated in Europe.

NHL is usually classified for clinical purposes as being either “indolent” or “aggressive,” depending on how quickly the cancer cells are likely to grow and spread. The indolent, or slow-growing, form of NHL has a very slow growth rate and may need little or no treatment for months or possibly years. Aggressive, or fast-growing, NHL tends to grow and spread quickly and cause severe symptoms, and patients with aggressive NHL have shorter OS.

Follicular Lymphoma

Indolent (slow growing) and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is follicular lymphoma (“FL”). Accordingly, approximately 22% of new cases of NHL fall into the category of disease known as indolent FL. The U.S. prevalence (number of cases) for FL is estimated to be 100,000 cases in 2006. Biovest has conducted a Phase 2 clinical trial followed by a Phase 3 clinical trial in FL under Biovest’s IND. FL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite its slow progression, FL is almost invariably fatal. The median OS reported for FL patients ranges between 8 and 10 years, although these figures may have become slightly higher within the last decade as a result of improvements in the standard of care for FL.

The current standard of care for treatment of advanced, bulky FL (bulky Stage II, Stage III-IV) as specified by the National Comprehensive Cancer Network (“NCCN”) includes initial treatment of newly-diagnosed patients with rituximab-containing chemotherapy. Rituximab is a monoclonal antibody (an immune protein capable of selectively recognizing and binding to a molecule) which targets a protein primarily found on the surface of both healthy and cancerous B cells, known as CD20. Accordingly, rituximab seeks to bind and destroy all B-cells, including healthy B-cells, as a means of controlling the progression of FL in treated patients.

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

By comparison, BiovaxID® is characterized as an “active immunotherapy”. Active immunotherapies attempt to stimulate the patient’s immune system to respond to a disease. “Specific active immunotherapies” such as BiovaxID specifically, seek to induce cellular and/or humoral immune responses focused on specific antigens present on a diseased cell (such as a tumor cell). As a specific, active immunotherapy, BiovaxID targets only the cancerous B-cells while sparing healthy B-cells. Accordingly, BiovaxID is highly targeted. BiovaxID is manufactured specifically and entirely for each patient and is considered to be a highly “personalized therapy”. If approved, BiovaxID will represent the only specific active immunotherapeutic approved for the treatment of FL and therefore will represent a new class of drugs that provide a new therapeutic option for patients with lymphoma.

In February 2011, the NCCN issued treatment guidelines recognizing “consolidation therapy” as a defined treatment category for FL in first remission. Current consolidation therapy options differ from induction therapies in that they primarily seek to prolong first remission duration by consolidating the effects of induction therapy, which primarily seeks to reduce active, bulky tumor masses. The following anti-CD20 monoclonal antibody drug products are currently approved consolidation treatment options for the treatment of FL: Rituxan®; Bexxar®; and Zavalin® (See Figure 1). All of these treatment options are passive immunotherapies that result in profound B-cell depletion.

Figure 1: BiovaxID® targets tumor-specific idiotype, a protein unique to the tumor and not found on healthy (non-malignant) B-cells. In contrast, current monoclonal antibody-based therapies for NHL, including rituximab (Rituxan®), tositumomab (Bexxar®), and ibritumomab tiuxetan (Zevalin®) target CD20, a cell-surface protein expressed by both tumor and healthy B-cells. As such, through its unique mode of action, BiovaxID represents a new therapeutic approach to treating FL.

Current U.S. Approved Consolidation Therapies for NHL and Urgent Need for Alternative Treatment Options

Rituxan® (Rituximab): Rituximab maintenance consists of administration of the anti-CD20 antibody rituximab administered at a dose of 375 mg/m2 every 8 weeks for 24 months (12 injections) administered by IV infusion every 8 weeks starting 8 weeks ± 7 days afer the last induction treatment (whether immuno-chemotherapy or rituximab, whichever is later). Administration of rituximab (and other anti-CD20 agent) maintenance extends the profound immunosuppression achieved by induction therapy, as it targets the pan-B-cell CD20 protein. This continued dosing of the induction agent induces profound B-cell depletion for the two-year duration of the regimen.

Zevalin® (ibritumomab tiuxetan): Zevalin is an immunoconjugate resulting from covalently-bonded anti-CD20 antibody ibritumomab and the linker-chelator tiuxetan [N-[2-bi(carboxymethyl)amino]-3-(p-isothiocyanatophenyl)-propyl]-[N-[2-bis(carboxymethylamino]-2-(methyl)-ethyl]glycine. This linker-chelator provides a high affinity, conformationally restricted chelation site for Indium-111 or Yttrium-90. Administration follows induction rituximab and requires preliminary dosimetry and imaging administration of In-111 (Day 1) followed by administration of Y-90 Zevalin on Day 7, 8, or 9. The maximum allowable dose of Y-90 Zevalin is 32.0 mCi (1184) MBq and physicians and patients receiving the agent must exercise radiation exposure precautions upon administering or handling the agent.

BEXXAR® therapeutic regimen (Tositumomab and Iodine I 131 Tositumomab): BEXXAR is an anti-CD20, anti-neoplastic radioimmunotherapeutic monoclonal antibody-based regimen composed of the monoclonal antibody, Tositumomab, and the radiolabeled monoclonal antibody, Iodine I 131Tositumomab. As with Zevalin, the BEXXAR therapeutic regimen is administered in two discrete steps: the dosimetric and therapeutic steps. Each step consists of a sequential infusion of Tositumomab followed by Iodine I 131 Tositumomab. The therapeutic step is administered 7-14 days afer the dosimetric step. As with ibritumomab tiuxetan, physicians and patients receiving this agent must also exercise stringent radiation exposure precautions prior to and following administration.

Urgent Need for New Consolidation Treatment Option for NHL: BiovaxID® has a unique mechanism of action when compared to all other agents approved for FL maintenance therapy. BiovaxID vaccination represents a non-immunosuppressive alternative to rituximab maintenance as a consolidation therapy for FL and MCL. Thus, BiovaxID represents a potential novel option for consolidation therapy that has demonstrated to be safe and effective, and unlikely to interfere with future therapies while potentially increasing the utility of other therapies.

Mantle Cell Lymphoma

Mantle cell lymphoma (“MCL”) is a rare, aggressive subtype of NHL characterized by short remissions, rapid progressions and successive relapses, reflecting incurability. The median OS for MCL has been cited as 3 to 5 years. MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which, approximately one half are in the U.S. (see “Current treatment approaches for mantle-cell lymphoma”. J Clin Oncol. Sep 10 2005 and “New approach to classifying non-Hodgkin’s lymphomas: clinical features of the major histologic subtypes.” J Clin Oncol. Aug 1998).

The majority of MCL patients have disseminated disease and bone marrow involvement at diagnosis. Patients’ clinical outcomes from currently available therapies are poor. Although many therapeutic regimens are capable of rendering high initial response rates, these responses are of short duration (i.e., about 20 months) and the relative survival rates of MCL patients are among the lowest compared to other types of NHL. The prognostic after the first relapse is very poor, with an expected median OS of about 1-2 years. No currently available therapeutic regimens are curative.

While several therapeutic regimens are available to treat MCL patients, there currently exists no consensus standard of care for treatment of first-line relapsed MCL. As such, MCL remains incurable and it is generally considered that additional treatment options are required given this significant unmet medical need.

Currently upon first diagnosis, MCL patients are often evaluated for eligibility for autologous stem cell transplantation (autoSCT). Stem cell transplantation, an aggressive treatment protocol consisting of high-dose chemotherapy, immunotherapy and full-body radiation, aims to treat the patient’s tumor and purge the bone marrow of lymphoma cells. MCL patients who are eligible for autoSCT receive either R-CHOP (rituximab, cyclophophamide, doxorubicin, vincristine, prednisone) followed by autoSCT or R-HyperCVAD (rituximab, cyclophosphamide, vincristine, doxorubicin, and dexamethasone alternating with rituximab plus high-dose methotrexate and cytarabine) followed by observation. Although these therapeutic approaches do yield high response rates, they are associated with high rates of adverse events and treatment discontinuation, high risk of myelodysplastic syndrome, and high mortality rates. Consequently, the considerable toxicity associated with these regimens largely limits these options primarily to a select subset of the MCL patients who are younger and better fit to tolerate these high-intensity treatments. However, even this subset ultimately gains only modest benefits from existing treatment options. Moreover, the use of these more aggressive regimens appears not to result in superior OS as compared to standard therapies. Given that the median age for newly diagnosed MCL patients is 60 years, less aggressive therapeutic approaches are needed.

Development Status of BiovaxID®

Introduction

Preliminary studies demonstrated that treatment of patients with NHL with an active immunotherapy stimulates a patient’s immune system to generate clinically significant immune responses. These studies provided the rationale for large-scale trials of active specific immunotherapy of this disease. These studies have been published in The New England Journal of Medicine (October 1992), Blood (May 1997), and Nature Medicine (October 1999). In the treatment of cancer, residual tumor cells remaining in the patient after completion of surgery or anti-tumor therapy are often the cause of tumor relapse. These residual tumor cells cannot always be detected by standard imaging techniques but their destruction may be feasible by active immunotherapy. The use of such vaccines differs from traditional cancer treatment in that the ultimate mechanism of action against the tumor is indirect: the anti-tumor immunity induced by vaccination, rather than the vaccine itself, is ultimately responsible for treatment benefit.

In 1994, the NCI filed for initiation of an IND for the purpose of conducting clinical trial(s) investigating the use of BiovaxID in NHL. Under this IND, the NCI began in 1994 a Phase 2 clinical trial in FL; in 1999, the Phase 3 clinical trial in FL; and in 2000 a Phase 2 clinical trial in MCL. The NCI selected Biovest to produce the vaccine for the initial Phase 2 clinical trial in FL. In 2001, Biovest entered into a formal CRADA with the NCI which formalized Biovest’s collaboration with the NCI. The IND filed by the NCI was formally transferred to Biovest in April 2004, which made Biovest the exclusive sponsor of the IND with full rights to complete the NCI-initiated Phase 3 clinical trial in FL and the NCI-initiated Phase 2 clinical trial in MCL, to communicate and negotiate with the FDA relating to marketing approval for BiovaxID and to conduct other clinical studies in NHL under the IND.

BiovaxID® Clinical Trials

Phase 2 Clinical Trial of BiovaxID® for Treatment of FL

In 1994, the Phase 2 clinical trial (NCT00878488) was commenced by the NCI to evaluate the ability of BiovaxID to eradicate residual lymphoma cells in 20 patients with FL who were in chemotherapy-induced first clinical complete remission (“CR”). All 11 patients with a detectable lymphoma gene sequence (translocation) in their primary tumors had cells from the malignant clone detectable in their blood by DNA polymerase chain reaction (“PCR”) analysis both at diagnosis and after chemotherapy, despite being in CR. In this clinical trial, molecular remission was defined as patients lacking any detectable residual cancer cells bearing the translocation as determined by a very sensitive PCR technique. After vaccination, 8 of 11 patients converted to lacking cells in their blood from the malignant lymphoma clone detectable by PCR. Anti-tumor T-cell responses were found in the vast majority of the patients (19 of 20 patients), whereas anti-tumor antibodies were detected, but apparently were not required for molecular remission. Vaccination was thus associated with clearance of residual tumor cells from the blood and long-term disease-free survival. The demonstration of molecular remissions and uniform, specific T-cell responses against lymphoma tumor targets, as well as the addition of granulocyte–monocyte colony-stimulating factor (“GM-CSF”) to the vaccine formulation provided the rationale for the initiation of a larger Phase 3 clinical trial at the NCI in 2000. These results were published in Nature Medicine (October 1999). The latest follow-up, after a median of 9.17 years, 45% of these patients are still in continuous first CR, the median disease free survival (“DFS”) for the cohort is 96.5 months, and OS is 95% (Santos et al., ASH 2005)

Phase 2 Clinical Trial of BiovaxID® for Treatment of MCL

In 2000, the NCI initiated a Phase 2 open-label clinical trial (NCT00020215) of BiovaxID for the treatment of MCL. This Phase 2 clinical trial was based upon the NCI’s Phase 2 clinical trial in FL. The primary objective of this Phase 2 clinical trial was to study BiovaxID in treatment-naïve patients with MCL and to determine the safety and efficacy of BiovaxID following a rituximab-based immunotherapy. Twenty-six patients with untreated, mostly (92%) stage IV MCL, were enrolled. All patients received six cycles of EPOCH-R (which is an chemo-immunotherapy consisting of etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin, rituximab); 92% of the patients achieved CR and 8% achieved partial response (“PR”). All but 3 patients (i.e., due to disease progression or inability to manufacture the vaccine) received BiovaxID together with KLH on day 1, along with GM-CSF (100 µg/m2/day) on days 1-4 at 1, 2, 3, 4, and six months starting at least 3 months post-chemotherapy.

The results of NCI’s MCL Phase 2 clinical trial were reported in Nature Medicine (August 2005). As reported in Nature Medicine, after a median follow-up of 46 months, the OS was 89%, the median event-free survival (“EFS”) was 22 months, and five patients remained in continuous first CR. Antibody responses to immunization were detected in 30% of the patients, following a delayed pattern (i.e., detected mostly after the 4-5th vaccination) which paralleled the peripheral blood B-cell recovery. Most importantly, specific CD4+ and CD8+ T-cell responses were detected in 87% of patients post-vaccine, and in 7 of 9 patients tested these responses were detected after the 3rd vaccination when peripheral B-cells were by and large undetectable. The detected cytokine release response included GM-CSF, INF-g, and TNF-a (type I). In this study, BiovaxID induced both humoral and cellular immune responses following almost complete depletion of B-cells following rituximab-containing chemotherapy. The adverse events observed in this trial are considered by us to be minimal and were limited mostly to injection site reactions. The results of the latest follow-up of these patients performed in 2011 were presented at the 2011 Annual Meeting of the American Society of Hematology (Grant et al., ASH 2011) (Abstract #2707).

With 122 months of median potential follow-up, the median OS is 104 months. In this study, MIPI was associated with OS (P= 0.01), where median OS estimates were not reached for the low risk MIPI group, 84 months for the intermediate risk MIPI group, and 44 months for the high risk MIPI group. The eleven year follow-up data presented at ASH helps define how BiovaxID works by demonstrating that the mechanism of action of BiovaxID is T-cell (GM-CSF cytokine) mediated and not B-cell (humoral) mediated. There was a significant association between the increase in the amount of specific anti-Id T-cell (GM-CSF cytokine) immune response following vaccination and OS. In patients with normalized T-cell (GM-CSF cytokine) levels above the median value for the cohort (>4.3mg), median OS was not reached as compared to 79 months in patients with T-cell (GM-CSF cytokine) levels below the median (<4.3mg) (P= 0.015 unadjusted; P= 0.045 Bonferroni adjusted). There was no association between OS and specific anti-Id B-Cell (humoral) responses or any other type of specific cellular responses.

Figure 2: Overall Survival by GM-CSF Cytokine Response (< and > than median)

Phase 3 Clinical Trial of BiovaxID® for Treatment of FL

Overview and Objectives. In January 2000, the Phase 3 clinical trial in FL (NCT00091676) was initiated by the NCI. The Phase 3 clinical trial was a multi-center, double-blind, randomized, controlled clinical trial that was designed to confirm the results reported in the NCI’s Phase 2 clinical trial.

As studied in the Phase 3 clinical trial, BiovaxID consisted of the patient-specific idiotype protein (“Id”) derived from the patient’s cancer cells conjugated or combined with keyhole limpet hemocyanin (“KLH”), an immunogenic carrier protein and administered with GM-CSF, which is a biological response enhancer. The comparator studied in the Phase 3 clinical trial was a control vaccine consisting of KLH and administered with GM-CSF. Accordingly, the only difference between BiovaxID and the control vaccine was the inclusion of the idiotype protein from the patient’s own tumor in BiovaxID. BiovaxID or the control vaccine was administered following chemotherapy (also referred to as induction therapy) with a drug combination of prednisone, doxorubicin, cyclophosphamide, etoposide referred to as “PACE”. Induction therapy represents the “first-line” treatment for FL patients and attempts to induce complete tumor remission as defined by radiological evidence (CT scans). In FL, patients treated with the current standard of care often achieve complete remission but these remissions almost always are of limited duration and most treated patients must eventually be re-treated for their disease. In the majority of cases, however, even with re-treatment, the disease often relapses and develops resistance to therapy, leading to a need for bone marrow transplant and eventually resulting in the death of the patient. In the Phase 3 clinical trial, patients who achieved complete response following induction therapy were assigned to a limited waiting period prior to vaccination to allow for immune reconstitution following the induction chemotherapy. Patients who relapsed during this immune reconstitution period did not receive either BiovaxID or control treatment. Patients who maintained their complete remission following this immune recovery period received either BiovaxID or control administered as 5 subcutaneous injections monthly over a six month period (one month was skipped).

The primary objectives of the Phase 3 clinical trial were to confirm the safety and efficacy of BiovaxID in two predefined groups:

(1)	All Randomized Patients (the “Randomized Patients”): The Randomized Patients including patients who completed initial chemotherapy but relapsed and did not receive either BiovaxID or control.

(2)	All Treated Patients: the Randomized Patients who were disease-free at the time of vaccination and consequently received at least 1 dose of BiovaxID or control.

The secondary objectives of the Phase 3 clinical trial included:

(1)	to determine the ability of BiovaxID to produce a molecular CR in subjects in clinical CR, but with PCR evidence of residual disease after standard chemotherapy;

(2)	to determine the impact of BiovaxID on molecular remission in FL patients;

(3)	to evaluate the ability of BiovaxID to generate an immune response against autologous tumor;

(4)	to determine and compare the OS of subjects randomized to receive either treatment assignment; and

(5)	to evaluate the safety of BiovaxID administered with GM-CSF.

Biopsy, Chemotherapy, and Immune Recovery. Prior to chemotherapy, a small tumor biopsy was performed to obtain tissue for tumor classification and characterization, and to provide starting material necessary to manufacture BiovaxID. Following this biopsy patients were initially treated with PACE chemotherapy in order to induce a CR or a complete response unconfirmed (“CRu”) as measured by CT radiological scans.

The trial protocol stipulated that for all patients, an immune recovery period of approximately 6 months following completion of chemotherapy was required to be completed without relapse (“Immune Recovery Period”) before vaccination. The Immune Recovery Period was required in order to maximize the potential for immune response to vaccine and to avoid confounding factors from any potential lingering immunosuppressive effects of chemotherapy.

Randomization to Immune Recovery Followed by BiovaxID or Control. When the NCI designed the Phase 3 clinical trial protocol, a decision was made to randomize patients, immediately after completion of chemotherapy and not to wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g., control patients). In the Phase 3 clinical trial, of 234 patients initially enrolled into the clinical trial, 177 patients completed chemotherapy successfully and were randomized.

As per the design of the Phase 3 clinical trial, patients who relapsed during the Immune Recovery Period were excluded from treatment with BiovaxID or control notwithstanding the fact that they had been randomized. In the Phase 3 clinical trial, of the 177 initially randomized patients, 117 remained eligible to be treated with either BiovaxID (76 patients) or control (41 patients) at the end of the Immune Recovery Period. Sixty patients of the 177 randomized patients relapsed during the Immune Recovery Period and were not treated with either BiovaxID or control (see Figure 3).

Figure 3: Flow Diagram of Phase 3, double-blind, randomized clinical trial of patient-specific vaccination with BiovaxID + GM-CSF in first CR. 234 patients were enrolled at 14 centers and assessed for eligibility. Of those enrolled, 57 were excluded from randomization for reasons indicated. 177 patients were randomized (ITT population), of which 118 were allocated to the BiovaxID (Id-KLH + GM-CSF) arm (treatment) and 59 were allocated to the KLH + GM-CSF arm (control). Patients that failed to remain in CR/CRu (60 total) did not receive either vaccine. As a result, 76 patients were vaccinated with Id-KLH + GM-CSF and 41 were vaccinated with KLH + GM-CSF, comprising the modified ITT (mITT) population. Patients receiving less than 5 immunizations either withdrew from the study or relapsed before completion.

Trial Enrollment and the Use of Rituximab-Containing Induction Chemotherapy. During the course of the Phase 3 clinical trial, the standard of care for induction chemotherapy in FL changed to include rituximab, which reduced the ability to recruit and enroll patients into the study. In order to facilitate enrollment in the clinical trial, we amended the study protocol in 2007 to permit the use of a rituximab-containing chemotherapy regimen (“CHOP-R”), as induction therapy. However, the FDA requested that we abstain from vaccinating any patients who received CHOP-R and we did not vaccinate any of the patients who received CHOP-R chemotherapy under the Phase 3 clinical trial protocol.

Due to the protracted enrollment, the Phase 3 clinical trial’s Independent Data Monitoring Committee (“DMC”; a committee responsible for reviewing the available unblinded clinical trial data in the study and responsible for recommendations to the sponsor and the FDA) recommended an interim analysis of the clinical trial’s endpoints and overall safety profile which resulted in the termination and halting of the trial in 2008.

As of April 15, 2008, when the Phase 3 clinical trial was officially closed, a total of 234 subjects had been enrolled and 177 subjects had been randomized, which was less than the original planned sample size which called for 629 subjects to be enrolled and 540 to be randomized. While the termination of the Phase 3 clinical trial before completion of the planned accrual resulted in a smaller sample size than was originally intended, we believe that the randomized nature of our Phase 3 clinical trial yields a valid conclusion because the baseline characteristics of the patients in the 2 groups were balanced, the allocation to treatment arms was concealed, and the study was double-blinded.

Results of Phase 3 Clinical Trial. As reported at the plenary session of the Annual Meeting of the American Society of Clinical Oncology (ASCO 2009), the patient cohort of the 177 Randomized Patients (which included 117 (66%) Treated Patients and 60 (35%) patients who were not treated) did not demonstrate statistically significant difference in median DFS from randomization between treatment and control arms.

Figure 4. Disease-free survival (DFS) according to study group for the All Randomized Patients (N = 177). Kaplan-Meier actuarial curves for DFS for the Randomized Patients are shown according to their study group of Id-KLH+GM-CSF (N = 118) or KLH+GM-CSF (N = 59). The number of events, median, and 95% confidence intervals for each group are also presented.

At ASCO, we further reported the median DFS data for the patients who received at least one vaccination either with BiovaxID or control. In this cohort of 117 patients they represent a modified intent-to-treat population, median DFS was 13.6 months longer in patients who received BiovaxID compared to patients who received control. This analysis reflects the prospectively defined primary clinical trial objective. Accordingly, there were 60 patients who were randomized but who did not receive either BiovaxID or control and who are not included in this analysis. Of these 117 treated patients, 76 patients received at least one dose of BiovaxID (the “BiovaxID Arm”) and 41 patients received at least one dose of control (the “Control Arm”). No serious adverse events were reported in either the BiovaxID Arm or the Control Arm. At the median follow-up of 56.6 months (range 12.6-89.3 months), a statistically significant improvement of 13.6 months was observed in DFS between patients in the BiovaxID Arm (44.2 months), versus the Control Arm (30.6 months) (log-rank p-value = 0.045; HR = 1.6). Using a Cox proportional-hazard model, a statistically significant hazard ratio (HR) of 0.62 was achieved (p=0.048; 95% CI: 0.39, 0.99). This means that patients receiving BiovaxID experienced an approximately 61% (1/0.62) lower risk of cancer recurrence compared to patients who received the control vaccine. The Phase 3 clinical trial’s secondary endpoint of OS has not yet been reached for either group due to the length of follow-up to date.

Figure 5. Disease-free survival (DFS) according to study group for the Randomized Patients who received blinded vaccinations (N = 117). Kaplan-Meier actuarial curves for DFS for the Randomized Patients who received at least one dose of the Id-KLH+GM-CSF (N = 76) or KLH+GM-CSF (N = 41) are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Analysis of Patients by Isotype. A typical antibody (“immunoglobulin”), including the lymphoma idiotype expressed on the surface of each cancerous lymphoma cell, is composed of protein “heavy chains” and “light chains”. In humans, the heavy chains are classified as IgG, IgM, IgA, IgD and IgE, and the light chains are classified as either kappa or lambda. The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose. The immunoglobulin protein contains a region known as the “heavy chain” and a region known as the “light chain” (see Figure 6). Almost always in FL, the heavy chain region is characterized as either an IgM-isotype or an IgG-isotype. Figure 6 below illustrates the dramatic differences in the structure of immunoglobulin protein characterized as an IgM-isotype as opposed that characterized as an IgG-isotype. Accordingly, an antibody may be referred to as IgG-isotype or IgM-isotype depending on its heavy-chain classification. In the normal immune response, antibody isotypes may have different roles and may help direct the appropriate immune response. The small region at the tip of the antibody is known as the “variable region”, or antibody binding site, and the balance of the isotype is known as the “constant region”. When Biovest manufactures BiovaxID, Biovest screens each patient’s tumor cells obtained by biopsy for the isotype. Approximately, 60% of patients with FL are diagnosed with tumors expressing an IgM isotype and approximately 40% of patients bear tumors expressing an IgG isotype. In rare cases (<1%), patients are diagnosed with another isotype (e.g. IgA). Infrequently, the patient’s tumor also contains cells with one or more isotype (a heterogenous or “mixed” isotype); in these patients we select either an IgG or IgM isotype for manufacture of BiovaxID. Each patient’s tumor isotype can be readily determined by standard analytical techniques (flow cytometry) at the time of the patient’s tumor biopsy. In both the Phase 2 and Phase 3 clinical trials, the determination of tumor heavy-chain isotype determined the specific manufacturing and purification process used to make that patient’s vaccine. For patients who have tumors expressing an IgG (or an IgG-containing “mixed” isotype), Biovest manufactures an IgG isotype vaccine and for patients determined to have tumors expressing an IgM (or an IgM-containing “mixed” isotype), Biovest manufacture an IgM vaccine. Due to Biovest’s manufacturing process (rescue fusion hybridoma), the isotype (IgG or IgM) of the tumor is directly reproduced in each patient’s vaccine so that each patient’s BiovaxID vaccine matches the patient’s original tumor isotype (IgG or IgM).

Figure 6: The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose.

Preclinical data indicates that the ability to develop an immune response differs between IgM-isotype and IgG-isotype idiotypes. The IgG-isotype idiotype was reported to be tolerogenic, meaning that the immune response against the specific tumor target is suppressed. On the other hand, the IgM-isotype idiotype was reported to be highly immunogenic, meaning that it induces an ample, persistent immune response against the specific tumor target. The unique feature of Biovest’s Phase 3 clinical trial was the manufacturing and administration of tumor-matched isotype idiotype vaccines which, allowed Biovest to investigate whether these preclinical data translate into differential clinical efficacy of the two isotype vaccines.

Figure 7. The vaccines produced for each individual patient consist of the tumor idiotype with the same isotype as the tumor cells from which the vaccine was produced. Therefore, patients with IgM isotype tumors received IgM vaccine, and patients with IgG isotype tumors received IgG vaccine manufactured from their own tumor cells.

Biovest analyzed differences in median DFS in vaccinated patients in its Phase 3 clinical trial separately by tumor isotype. There were 35 IgM isotype patients who received BiovaxID and 25 IgM isotype patients who received control. There were 40 IgG isotype patients who received BiovaxID and 15 IgG isotype patients who received control. Two patients had mixed IgM/IgG biopsy isotypes and were excluded from this analysis. The baseline characteristics of the patients who received either IgM or IgG vaccine were balanced between each respective BiovaxID Arm and Control Arm groups.

In the IgM isotype group we observed that patients who were treated with isotype-matched BiovaxID had significantly longer DFS (52.9 months, versus 28.7 months) than patients with IgM isotype tumors who received control vaccine (see Figure 8). In contrast, in the IgG isotype group, there was no difference in median DFS between the patients who received isotype-matched BiovaxID and the patients with IgG isotype tumors who received control vaccine (see Figure 9). Although a separate manufacturing process is prescribed for the IgM isotype and for the IgG isotype, the Phase 3 clinical trial protocol did not include planned analyses to address a subset efficacy analysis by isotype.

Figure 8: Disease-free survival (DFS) for the Randomized Patients with tumor IgM heavy chain isotype who received blinded vaccinations. Kaplan-Meier actuarial curves for DFS for the Id vaccinated [igM-id-KLH + GM-CSF] and control [KLH+GM-CSF] groups for the IgM isotype are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Figure 9: Disease-free survival (DFS) for the Randomized Patients with tumor IgG heavy chain isotype who received blinded vaccinations. Kaplan-Meier actuarial curves for DFS for the Id vaccinated [igM-id-KLH + GM-CSF] and control [KLH+GM-CSF] groups for the IgG isotype are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Figure 10: Shown is a standard statistical analysis (Kaplan-Meier survival curves) used to measure the fraction of patients free of disease for a certain amount of time after treatment. In this Figure, IgM-isotype patients who receive an IgM-isotype vaccine are compared with IgG-isotype patients who received an IgG-isotype vaccine compared with all control patients (patients with both IgM-isotype and IgG-isotype).

Our Phase 3 clinical trial has two unique manufacturing features, where: (a) the vaccine consists of the full structure of the idiotype protein (that is, both the variable and the constant regions of the immunoglobulin) and (b) the idiotype of the vaccine matches the idiotype of the patient’s own tumor. These unique features allowed Biovest to be the first to investigate the clinical efficacy implications of the two tumor isotypes. The prior Phase 3 clinical trials of FL idiotype vaccines conducted by Genitope Corporation and Favrille, Inc. used a manufacturing process known as recombinant manufacturing that universally linked the patient’s variable region of the idiotype into an IgG isotype without regard to the actual isotype of each patient’s tumor. Biovest believes that the use of an IgG isotype was due to the comparative ease of manufacture and purification of IgG proteins as well as to their relatively long half-life. There are two implications of the manufacturing processes used by these prior clinical trials: (1) clinical efficacy cannot be compared by isotype group and (2) the lack of clinical efficacy observed in these clinical trials may be due to the tolerogenic effect of the universal IgG isotype used in the vaccine manufacturing. As such, Biovest believes that its analysis by tumor isotype may provide profound insight into the efficacy of BiovaxID and may also suggest methods by which cancer vaccines in general could be developed in the future.

BiovaxID® Regulatory Status

Biovest is in the process of conducting clinical pre-filing discussions with domestic and international regulatory agencies to discuss the potential regulatory approval pathway for BiovaxID. Biovest is focusing on its plans to seek regulatory approval for BiovaxID for the treatment of FL and these clinical pre-filing regulatory agency meetings are anticipated to confirm the next steps and requirements in the regulatory process. In preparing for these meetings, Biovest is continuing its analyses of the data available from Biovest’s Phase 2 and Phase 3 clinical trials, so that Biovest can have as comprehensive as possible discussions regarding the safety and efficacy results for BiovaxID. In addition, Biovest continues to advance its efforts to comply with various regulatory validations and comparability requirements related to Biovest’s manufacturing process and facility.

Additionally, Biovest anticipates conducting discussions with various regulatory agencies regarding regulatory approval for BiovaxID for the treatment of MCL and Waldenstrom’s Macroglobulinemia (“WM”), a rare B-cell subtype of NHL.

Proprietary Rights to BiovaxID®

As a result of the FDA’s Orphan Drug designation for the treatment of FL, MCL and WM, Biovest has seven years of market exclusivity in the U.S. from the date of FDA marketing approval for these three subtypes of B-cell NHL. Biovest has ten years of market exclusivity in Europe as a result of Orphan Medicinal Product designation for the treatment of FL and MCL by the EMA.

In addition to market exclusivity based on governmental regulation, Biovest relies on proprietary rights provided by a combination of an exclusive world-wide license to the cell line that is used in the production of BiovaxID, patent protection, trade secret protection, and Biovest’s ongoing innovation. Although the composition of matter of the BiovaxID vaccine is not patentable, Biovest has filed an international patent application (“PCT”) relating to methods of treatment using Biovest’s vaccine. In addition, Biovest has filed U.S. and foreign patent applications relating to certain features of the AutovaxID® instrument used in the production of the vaccine. Biovest’s proprietary production system will use fully enclosed and disposable components for each patient’s vaccine. Biovest believes that, without the availability of an automated production system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. Following the finds related to the apparent role of the IgM isotype in clinical benefit from vaccine, Biovest filed a broad range of patent applications covering various aspects of this finding. Biovest has been granted the registration of the trademark BiovaxID. BiovaxID is manufactured with a proprietary cell line, which Biovest has licensed on a world-wide exclusive basis from Stanford University (“Stanford”). This may be significant, because Biovest believes that the use of any cell line other than Biovest’s exclusively licensed cell line, in the production of a similar idiotype vaccine would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

BiovaxID® Manufacturing Process and Facility

Manufacturing Process

The BiovaxID manufacturing production process begins when a sample of the patient’s tumor is extracted by a biopsy and the sample is shipped refrigerated to Biovest’s facility in Minneapolis (Coon Rapids), Minnesota. At Biovest’s facility, Biovest identifies the idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. Additionally, Biovest identifies whether the isotype is IgM or IgG. In NHL, the tumor B-cells bear the surface idiotype (immunoglobulin or antibody) derived from the original transformed malignant B-cell, but do not typically secrete it in an amount suitable for vaccine production. In order to make sufficient quantities of idiotype for vaccination, the patient’s tumor cells are then fused with an exclusively licensed cell line (mouse/human heterohybridoma cell line K6H6) from Stanford to create a hybridoma or hybrid cell.

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

Figure 11a: Individualized Manufacturing Process for BiovaxID Immunotherapy: (Clockwise) Beginning with an excisional (>2cm) lymph node biopsy, tumor cells are fused with our proprietary mouse/human heterohybridoma in order to induce secretion of normally surface-bound tumor immunoglobulin (idiotype). Id-secreting clones are identified by comparing their unique idiotype sequence to the tumor’s after which they are cultured (expanded) in a proprietary hollow-fiber bioreactor system (not shown). During culture, supernatant (containing idiotype) is collected until sufficient amounts have been produced to yield adequate dosage of vaccine. This supernatant is purified by affinity chromatography and conjugated (bonded) to KLH carrier protein, resulting in a finished vaccine that can be shipped and administered to patients. In the Phase 3 clinical trial, manufacturing success was approximately 95% of treated patients. (Fig. reprinted from Neelapu, et al. Exp. Opin Biol Ther 2007).

Figure 11b: Hollow-fiber perfusion to produce the cell cultures used in the manufacture of BiovaxID.

Biovest uses a method known as “hollow-fiber perfusion” to produce the cell cultures used in the manufacture of BiovaxID (see Figure 11b). Hollow-fiber perfusion, as compared to other cell culture methods, seeks to grow cells to higher densities more closely approaching the density of cells naturally occurring in body tissue. The hollow-fiber perfusion method involves using hair-like plastic fibers with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. Biovest believes that hollow-fiber technology permits the harvest of cell culture products with generally higher purities than stirred-tank fermentation, a common alternative cell culture method, thereby reducing the cost of purification as compared to stirred tank fermentation. Additionally, the technology associated with the hollow-fiber process generally minimizes the amount of costly nutrient media required for cell growth as opposed to other cell culturing techniques.

After manufacture and purification, the resulting purified idiotype is then conjugated, or joined together, with KLH, to create the vaccine. KLH is a foreign carrier protein that is used to improve the immunogenicity, or ability to evoke an immune response, of the tumor-specific idiotype. The BiovaxID vaccine is then frozen and shipped to the treating physician. At the treating physician’s office, the vaccine is thawed and injected into the patient.

The BiovaxID vaccine is administered in conjunction with GM-CSF, a natural immune system growth factor that is administered with the idiotype vaccine to stimulate the immune system and increase the response to the idiotype vaccine. In the Phase 2 and Phase 3 clinical trials patients were administered 5 monthly BiovaxID injections in the amount of 0.5 milligram of idiotype per injection, with the injections being given over a 6-month period of time in which the fifth month is skipped. Through this process, the patient-specific idiotype is used to stimulate the patient’s immune system into targeting and destroying malignant B-cells bearing the same idiotype.

Biovest estimates that an average of 3 months is required to manufacture each vaccine, which for most patients may overlap the time period when induction chemotherapy is being administered. While the manufacturing process for the BiovaxID vaccine is highly personalized to each patient, Biovest considers it to be highly controlled and predictable. The most common reason for a failure to successfully produce a patient’s vaccine was the presence of rare idiotype variants as opposed to the failure of a step in the manufacturing process. During the Phase 3 clinical trial, Biovest experienced approximately 95% success rate in manufacturing vaccines.

Manufacturing Facility

BiovaxID® is a personalized medicine which is produced separately for each individual patient through a laboratory process based on the patient’s own tumor cells derived by biopsy. Following regulatory approval of BiovaxID, Biovest plans to initially produce BiovaxID in Biovest’s existing leasehold space located in Minneapolis (Coon Rapids), Minnesota. In order to facilitate the regulatory process, Biovest has completed a dedicated suite of laboratory clean rooms especially designed to produce BiovaxID. As the regulatory process advances toward completion, Biovest anticipates expanding its current lease hold space or adding new manufacturing facilities as required to meet Biovest’s anticipated commercialization requirements. During the Phase 3 clinical trial, BiovaxID was produced at Biovest’s facility in Worcester, Massachusetts. Because Biovest has relocated the site of the manufacturing process to its Minneapolis (Coon Rapids) facility following the clinical trials and because Biovest is expanding that facility, Biovest is currently in the process of attempting to demonstrate to the FDA that the product under these new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement will also apply to future expansions of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful commercialization of BiovaxID. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID® instrument. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

Instruments and Disposables

Biovest sells hollow-fiber perfusion instruments used for the production of significant quantities of cell culture products. This product line includes:

AUTOVAXID®: The AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. We plan to utilize the AutovaxID technology to streamline commercial manufacture of our proprietary anti-cancer vaccine, BiovaxID®. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with U.S. Food and Drug Administration Good Manufacturing Practices (“GMPs”). We are collaborating with the U.S. Department of Defense (“DoD”) to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza.

PRIMER HF®: The Primer HF is a low cost hollow-fiber cell culture system capable of producing small quantities of monoclonal antibody. This system also provides a relatively inexpensive option to evaluate the efficacy of new cell lines in perfusion technology.

MINI MAX®: The miniMax provides the flexibility and technology needed to support optimization studies and research scale production of mammalian cell secreted proteins. The miniMax is an automated cell culture system, a table-top unit complete with microprocessor controller, self-contained incubator, and pump panel. The miniMax is an economical tool for researching scale-up processes and producing small quantities of protein of up to 10 grams per month.

MAXIMIZER®: The Maximizer provides maximum flexibility to support optimization studies and pilot scale production of mammalian cell secreted proteins. The Maximizer is an automated cell culture system, a table-top unit complete with validated microprocessor controller, self-contained incubator, and pump panel. With production rates up to one gram a day, the Maximizer is a tool for process development and production.

XCELLERATOR™: The XCellerator is a self-standing floor system containing an incubator and refrigerator section, control fixtures and pump panel. Each Xcellerator supports two independent flowpaths, is controlled by a process control computer and has the capability of remote monitoring. The combined features of the XCellerator support production of 60-500 grams of protein per month, per XCellerator unit.

MULTI-6™: The Multi-6 is a low–cost cell culture system capable of simultaneously producing six monoclonal antibodies (or other secreted proteins) at up to 1 gm/month each or a single mAb at up to 6 gm/month. Multi-6 is also useful to simultaneously evaluate multiple cell lines or media formulations before scaling up to our larger AutovaxID or other systems. Like the Primer HF, Multi-6 requires no investment in custom equipment and supports culturing a variety of suspension and adherent cell lines.

In addition to instrument sales, Biovest has recurring revenue from the sale of hollow-fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with Biovest’s instrument production lines. Revenues from such disposable products represented approximately 36% of our total revenue from this business for both the fiscal years ended September 30, 2011 and 2010.

Currently, Biovest assembles, validates and packages the instruments and disposables which Biovest sells. Customers for Biovest’s instruments and disposables are the same potential customers targeted for its contract production services which include biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Cell Culture Products and Services

Biovest manufactures mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, Biovest provides related services as a contract resource to assist customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This component of Biovest’s business represented approximately $1.3 million (approximately 33%) and $1.2 million (approximately 22%) in revenues for the fiscal years ended September 30, 2011 and 2010, respectively.

Customers include biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories. Biovest generally produces cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

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

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow-fiber bioreactor technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cells are grown inside the tanks in culture medium which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cells are separated from the medium and the protein of interest is isolated through a series of complex purification processes. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow-fiber technology. While stirred tank fermentation and hollow fiber technology are both used for cell production of various quantities, Biovest believes that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. Biovest believes that hollow-fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as Biovest’s personalized vaccine, BiovaxID®, Biovest believes that hollow-fiber technology may be the appropriate cell culture production technology.

CONSULTING SERVICES - ANALYTICA INTERNATIONAL, INC.

In December 15, 2011, we closed on the definitive agreement, selling all of the assets and business of our wholly-owned subsidiary, Analytica to a third-party for up to $10 million to be paid in a combination of $4 million in fixed payments and $6 million in contingent payments. Since 1991, Analytica, has provided a broad range of consulting services through its offices in New York and Germany to companies and institutions in the pharmaceutical, biotechnology, and medical markets, including some of the world’s largest pharmaceutical companies. Analytica provides these services to clients throughout the world, and we also utilize these services for our own product development efforts in order to, among other things, evaluate and analyze the market and potential pricing of our product candidates. Analytica’s development and commercialization services include outcomes research on the economic profiles of pharmaceuticals and biologics, pricing and market assessment on these products, and various services designed to expedite clinical trials. We also use these services to evaluate the payor reimbursement prospects of our products and to develop reimbursement strategies.

SINUNASAL™ LAVAGE SYSTEM

The SinuNasal™ Lavage System (“SinuNasal”) is being developed by us as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis, also sometimes referred to as chronic rhinosinusitis, and upon clearance or approval with the FDA, we intend to market this device under the name SinuNasal. SinuNasal is believed to provide benefit by delivering a proprietary buffered irrigation solution (patent pendng) to mechanically flush the nasal passages to improve the symptoms of refractory chronic sinusitis patients post-surgery.

SinuNasal™ Market Opportunity

Chronic sinusitis is one of the more prevalent chronic illnesses in the U.S., affecting persons of all age groups. The overall prevalence of chronic sinusitis (“CS”) in the U.S.is 146 per 1,000 population, with approximately 31 million Americans suffering from rhinosinusitis every year, and an estimated 90% of these cases being chronic. For unknown reasons, the incidence of this disease appears to be increasing yearly. This results in a conservative estimate of 18-22 million physician visits in the U.S. each year and a direct treatment cost of $3 to $4.5 billion annually. CS is the fifth most common disease treated with antibiotics, and up to 64% of patients with AIDS develop CS. The lack of an effective treatment for CS has historically been due to an inability of the medical community to identify the underlying cause of the condition. Due to lack of knowledge regarding the cause of CS, most treatment methods for CS have focused only on the symptoms of the disease.

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

SinuNasal™ Development Status

SinuNasal is intended to act as a buffered irrigation solution to flush sinus passages in patients with refractory, post-surgical CS and to improve symptoms associated with CS. The device consists of a reusable soft silicone-tipped 35cc plastic syringe and a patent-pending packet of ingredients including powder sodium phosphate buffer, calcium carbonate buffer and a coloring agent. To use SinuNasal, the user reconstitutes 1 packet in water to create a buffered solution of neutral pH (sodium phosphate buffer ~ 2.5%), and administers the solution to each nostril with the soft-tip syringe nozzle two times per day. To administer the solution, the nostril is occluded with the tip of the syringe, the user tilts his/her head to the side being irrigated, and applies gentle pressure to the plunger. The solution immediately flows out of the contralateral, unobstructed nostril and does not remain in the sinus or nasal passages.

We believe that SinuNasal should be regulated by the Center for Devices and Radiological Health as a prescription medical device for the treatment of patients with refractory, post-surgical CS. However, in April 2010, the Office of Combination Products (“OCP”) within the FDA ruled that SinuNasal is not a medical device, but rather is a combination product with a drug primary mode of action requiring regulation by the Center for Drug Evaluation and Research. The effect of this OCP determination is to subject SinuNasal to regulatory requirements as a drug product, likely including submission of a NDA, , typically a much more difficult, lengthy, and expensive pathway to market as compared to clearance or approval of a medical device.

In July 2010, after the OCP reconsidered and affirmed its decision, we appealed the ruling to a higher office within the FDA that supervises the OCP. In March 2011, we presented our case in an appeal meeting that SinuNasal’s mechanical mode of action meets the definition of a medical device and that it is not a combination product or, if it is, that the device mode of action is primary. On December 1, 2011, FDA issued its decision upholding the ruling of the OCP. We are now considering options such as commencing a lawsuit against the FDA seeking reversal of the OCP ruling and FDA’s affirmation of that decision.

There can be no assurance, however, as to the final outcome. Pending such determination, we are unable to determine the next potential development and/or regulatory steps to advance our SinuNasal product. If the litigation is not successful, our potential future development and commercialization plans for SinuNasal will require greater expense and a longer timeline than would have been the case if device regulation applied, possibly resulting in discontinuation of the project altogether.

COMPETITION

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. The use of monoclonal antibodies as initial or induction therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with BiovaxID®. We expect to encounter intense competition from a number of companies that offer products in our targeted application area. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

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

Competition for Cyrevia™

We expect to initially target the following autoimmune indications: MS, the prevention of GVHD following bone marrow transplant; systemic sclerosis, primarily dsSSc; AIHA and mucositis. Notwithstanding the prior reports of High-Dose Pulsed Cytoxan as a potential therapy for certain autoimmune diseases, Cytoxan is currently FDA-approved to treat disorders other than autoimmune diseases, including various forms of cancer.

There are currently a number of FDA-approved drugs for the treatment of MS, including: interferon ß-1b (Betaseron), interferon ß-1a (Avonex and Rebif) glatiramer acetate (Copaxon), mitoxantrone (Novantrone), Tysabri (natalizumab) and we anticipate, additional drugs are being or will be developed. Accordingly, we expect competition for Cyrevia in all autoimmune diseases to be significant.

Competition for BiovaxID®

If approved, BiovaxID will be required to compete with currently approved therapies, as well as therapies which may be approved in the future. There are currently no approved active immunotherapeutic drugs which seek to induce an adaptive, specific and durable immune response to identify and eradicate the residual lymphoma cells remaining after a patient achieves remission in an effort to extend that remission or avoid relapse. BiovaxID is a therapy designed to be administered to lymphoma patients who have achieved complete remission after initial chemotherapy treatment. If approved, BiovaxID would represent a new class of drugs available to treat FL potentially offering a new treatment option for FL patients.

BiovaxID is the only personalized cancer vaccine for treatment of FL that has demonstrated significant clinical benefit in a Phase 3 clinical trial. Two other vaccines, MyVaxTM developed by Genitope Corporation and Specifid™ developed by Favrille, Inc. which were studied in Phase 3 trials in FL patients did not report statistically significant clinical benefit and Biovest believes are no longer under development. There are fundamental structural differences between BiovaxID and the personalized cancer vaccines developed by Genitope Corporation and Favrille, Inc.; Genitope and Favrille manufactured their respective vaccines with IgG isotypes without regard to the patient’s actual isotype and the clinical trial designs under which the clinical efficacy of these vaccines were tested were different, which Biovest believes explain why BiovaxID achieved significant clinical benefit while the other vaccines did not.

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

A number of passive immunotherapies, such as rituximab and radioimmunotherapeutic agents (radioisotopes linked to monoclonal antibodies), are approved by the FDA for the treatment of FL. A monoclonal antibody is a type of antibody produced in large quantity that is specific to an antigen that is expressed by tumor cells but may also be expressed by at least some normal cells. These therapies have been used as primary treatment and also as part of combination induction therapy including chemotherapy and rituximab based therapy is considered to be the standard of care to treat FL. In an effort to prolong the duration of the clinical remission monoclonal antibodies have increasingly been used as maintenance therapies.

If approved to treat FL, BiovaxID will face competition from other approved drugs, including rituximab maintenance. Penetrating a market and achieving usage by physicians and patients in the face of an established standard of care is anticipated to represent a significant marketing challenge.

If BiovaxID is approved for treatment of MCL, it will be required to compete with other approved and/or development therapies for the treatment of MCL. There is currently no consensus standard of care for the first line treatment of MCL; however there are a number of FDA-approved agents used for the treatment of MCL both in first line settings and in patients in relapse.

Competition for SinuNasal™

CS is one of the more prevalent chronic illnesses in the U.S., affecting persons of all age groups. Approximately 31 million Americans are found to be suffering from rhinosinusitis every year, with an estimated 90% of these cases being chronic. For unknown reasons, the incidence of this disease appears to be increasing yearly. This results in a conservative estimate of 18-22 million CS-related physician visits in the U.S. each year and a direct treatment cost of $3 to $4.5 billion annually. CS is the fifth most common disease treated with antibiotics, and up to 64% of patients with AIDS develop CS. The lack of an effective treatment for CS has historically been due to an inability of the medical community to identify the underlying cause of the condition. Due to lack of knowledge regarding the cause of CS, most treatment methods for CS have focused only on the symptoms of the disease.

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

If approved as a prescription medical device, SinuNasal will compete with over-the-counter nasal irrigation devices. Accordingly, if approved, we expect SinuNasal to face significant competition.

GOVERNMENT REGULATION

Government authorities in the U.S. at the federal, state, and local levels and in foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics, and medical devices. All of our products in development will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations, and policies may change and new legislation or regulations may be issued that could delay such approvals.

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

•

Clinical Phase. The clinical phase follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA’s cGMP requirements. Data from these activities are compiled in a NDA or for biologic products a Biologics License Application (“BLA”), for submission to the FDA requesting approval to market the drug.

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

Preclinical Phase

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

Clinical Phase

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

•

Phase 3. Phase 3 clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained and safety (toxicity), tolerability, and an ideal dosing regimen have been established. Phase 3 clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to complete the information needed to provide adequate instructions for the use of the drug, also referred to as the Official Product Information. Phase 3 clinical trials usually include from several hundred to several thousand subjects.

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

New Drug Application (NDA) or Biologics License Application (BLA)

After the successful completion of Phase 3 clinical trials, the sponsor of the new drug submits a NDA or BLA, in the case of biologics, to the FDA requesting approval to market the product for one or more indications. A NDA, or BLA, is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, and labeling the drug. Under the Pediatric Research Equity Act of 2003, an application also is required to include an assessment, generally based on clinical study data, on the safety and efficacy of drugs for all relevant pediatric populations before the NDA is submitted. The statute provides for waivers or deferrals in certain situations. In most cases, the NDA or BLA must be accompanied by a substantial user fee. In return, the FDA assigns a goal of 10 months from acceptance of the application to return of a first “complete response,” in which the FDA may approve the product or request additional information.

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

Post-Approval Phase

If the FDA approves the NDA, BLA, or abbreviated new drug application (ANDA) application, as applicable, the pharmaceutical product becomes available for physicians to prescribe in the U.S. After approval, the product is still subject to continuing regulation by FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, the sponsor is required to maintain and provide updated safety and efficacy information to the FDA. The sponsor is also required to comply with requirements concerning advertising and promotional labeling. In that regard, advertising and promotional materials must be truthful and not misleading. The sponsor is also prohibited from promoting any non-FDA approved or “off-label” indications of products. Failure to comply with those requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval.

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

Orphan Drug Designation and Exclusivity

Some jurisdictions, including the U.S. and the EU, designate drugs intended for relatively small patient populations as “orphan drugs.” The FDA, for example, grants Orphan Drug designation to drugs intended to treat rare diseases or conditions that affect fewer than 200,000 individuals in the U.S. or drugs for which there is no reasonable expectation that the cost of developing and making the drugs available in the U.S. will be recovered. In the U.S., Orphan Drug designation must be requested before submitting an application for approval of the product.

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

Manufacturing

With regard to Biovest’s development of BiovaxID®, Biovest has completed the construction of a new manufacturing suite for BiovaxID located within Biovest’s existing facility in Minneapolis (Coon Rapids), Minnesota. If it receives FDA or other regulatory approval of BiovaxID, Biovest may continue to manufacture the vaccine at its facility in Minnesota, although Biovest will likely need to expand this existing facility and/or develop additional facilities to fully support commercial production for the U.S. markets. Changes to the manufacturing process or site during or following the completion of clinical trials requires sponsors to demonstrate to the FDA that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to relocations or expansions of manufacturing facilities, such as Biovest’s relocation of its BiovaxID production process and planned expansion of such facilities or additional facilities that may be required upon successful commercialization of the vaccine. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. If Biovest demonstrates comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, its clinical trials or the FDA approval of BiovaxID may be delayed.

Pursuant to the Baxter Agreement, Baxter granted us the exclusive right to purchase Cytoxan from Baxter for the treatment of various autoimmune diseases. We anticipate that under the Baxter Agreement, we will have access to acquire sufficient supplies of Cytoxan for use in our clinical trials and our commercialization.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements; facility registration and product reporting of adverse medical events listing; truthful and non-misleading labeling; and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the so-called 510(k) pre-market notification procedure. A Class III device requires approval of a premarket application (“PMA”), an expensive, lengthy and uncertain process requiring many years to complete.

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

Clinical trials are almost always required to support a PMA and are sometimes required for a 510(k) pre-market notification. These clinical trials generally require submission of an application for an investigational device exemption (“IDE”). An IDE must be supported by pre-clinical data, such as animal and laboratory testing results, which show that the device is safe to test in humans and that the study protocols are scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and is eligible for more abbreviated IDE requirements.

Both before and after a medical device is commercially distributed, manufacturers and marketers of the device have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Device manufacturers are subject to periodic and unannounced inspection by the FDA for compliance with the QSR, cGMP requirements that govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation, and distribution of all finished medical devices intended for human use.

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

The FDA also administers certain controls over the export of medical devices from the U.S., as international sales of medical devices that have not received FDA approval are subject to FDA export requirements. Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the EU, a single regulatory approval process has been created, and approval is represented by the “CE” Mark.

Combination Product Regulation

Combination products are comprised of two or more regulated components, e.g., a drug and a device, a biologic and a device, or a biologic and a drug, that are physically combined and produced as a single product, or are packaged together, or are cross-labeled for use with one another. In the U.S., a combination product is assigned by the FDA to one of the Agency’s centers, such as the Center for Drug Evaluation and Research (“CDER”) or the Center for Devices and Radiological Health (“CDRH”). FDA identifies the center with primary authority over a combination product based on an assessment of the combination product’s “primary mode of action” defined as the single mode of action of a combination product that provides the most important therapeutic action of the combination product. The “most important therapeutic action” is the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product. The center to which the product is assigned will have primary jurisdiction over the regulation of the combination product. For instance, if FDA assigns a product to CDRH, the appropriate pathway to market pathway would likely be a 510(k) clearance or a PMA approval. If FDA assigns a product to CDER, the appropriate pathway to market would likely be an NDA approval.

Other Regulation in the United States

The Biologics Price Competition and Innovation Act (2010) establishes an abbreviated approval pathway for “biosimilar” biological products. Among the provisions potentially applicable to our products are: (1) innovator manufacturers of reference biological products (such as BiovaxID®) are granted 12 years of exclusive use before biosimilars can be approved for marketing in the U.S. and (2) an application for a biosimilar product may not be submitted to the FDA until 4 years after the date on which the BLA for the reference product was first approved. FDA is still early in the process of developing regulations to implement the provisions of this legislation.

Toxic Substances Control Act. The Environmental Protection Agency (“EPA”), has promulgated regulations under Section 5 of the Toxic Substances Control Act (“TSCA”), which require notification procedures for review of certain so-called intergeneric microorganisms before they are introduced into commerce. Intergeneric microorganisms are those formed by deliberate combinations of genetic material from organisms classified in different taxonomic genera, which are types of animal or plant groups. The regulations provide exemptions from the reporting requirements for new microorganisms used for research and development when the researcher or institution is in mandatory compliance with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”). Those researchers voluntarily following the NIH Guidelines can, by documenting their use of the NIH Guidelines, satisfy EPA’s requirements for testing in contained structures. The EPA may enforce the TSCA through enforcement actions such as seizing noncompliant substances, seeking injunctive relief, and assessing civil or criminal penalties. We believe that our research and development activities involving intergeneric microorganisms comply with the TSCA, but there can be no assurance that restrictions, fines or penalties will not be imposed on us in the future.

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

Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Examples of how limits on drug coverage and reimbursement in the U.S. may cause drug price sensitivity include the growth of managed care, changing Medicare reimbursement methodologies, and drug rebates and price controls. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payors.

Anti-Kickback Laws. In the U.S., there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration to induce the purchase, order or recommendation of health care products and services. These laws constrain the sales, marketing and other promotional activities of pharmaceutical companies, such as us, by limiting the kinds of financial arrangements we may have with prescribers, purchasers, dispensers and users of drugs and biologics. The HHS Office of Inspector General (“OIG”) has issued “Compliance Guidance” for pharmaceutical manufacturers which, among other things, identifies manufacturer practices implicating the federal anti-kickback law (42 U.S.C. § 1320a-7b(b)) and describes elements of an effective compliance program. The OIG Compliance Guidance is voluntary, and we have not adopted a formal compliance program modeled after the one described in the OIG Compliance Guidance. Although none of our practices have been subject to challenge under any anti-kickback laws, due to the breadth of the statutory provisions of some of these laws, it is possible that some of our practices might be challenged under one or more of these laws in the future. Violations of these laws can lead to civil and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered under a three-phase sequential process similar to that discussed above for pharmaceutical products. Clinical trials conducted in the EU must comply with the EU Clinical Trials Directive.

Under EU regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure for most products. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. Under European Commission Regulation 726/2004, the centralized authorization procedure is required for all biotechnology-derived medicinal products developed through recombinant DNA technology, controlled expression of genes coding for biologically active proteins, and hybridoma and monoclonal antibody methods. It is also required for designated orphan medicinal products and all new active substances indicated for the treatment of AIDS, cancer, neurodegenerative disorder, or diabetes. This authorization is a marketing authorization approval. The decentralized procedure provides for mutual recognition of national regulatory authority approval decisions. Under this procedure, the holder of a national marketing authorization granted by one member state may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.

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

We have implemented a multi-faceted strategy to maintain and protect our proprietary interests in Cyrevia™, involving various forms of intellectual property, including patent exclusivity. We have exclusively licensed from JHU several patent applications covering the use of high-dose cyclophosphamide to treat autoimmune diseases and we recently received an Advanced Notice of Allowance from the European Patent Office for an application with claims covering the use of high-dose cyclophosphamide to treat MS. In addition to in-licensed patent applications, we own several patent applications covering modified cyclophosphamide treatment regimens, patient screening protocols that maximize the safety and effectiveness of cyclophosphamide treatment regimens, and our computerized central risk-management system, REBOOTSM. We have also applied for registration of the trademark REBOOTSM and will continue to aggressively pursue intellectual property protection around Cyrevia™.

A list of published U.S. and foreign patent applications within the Cyrevia™ portfolio, which are licensed or wholly or jointly owned by us are as follows:

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions
US2007/0202077	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Dec. 2, 2006/Aug. 30, 2007	United States

WO2007/065167	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Dec. 2, 2006/June 7, 2007	Australia, Canada, Europe, Mexico

WO2008/034071	METHOD OF IDENTIFYING PATIENTS SUITALE FOR HIGH-DOSE CYCLOPHOSPHAMIDE TREATMENT by Robert A. Brodsky et al.	Sept. 14, 2007/Mar. 20, 2008	United States

WO2008/034074	USE OF HIGH-DOSE CYCLOPHOSPHAMIDE IN COMBINATION WITH ANTI-IDIOTYPIC VACCINES IN ANTI-CANCER THERAPY by Robert A. Brodsky et al.	Nov. 14, 1997/Dec 14, 1999	United States

WO2008/156494	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS IN COMBINATION WITH MONOCLONAL ANTIBODIES FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Sept. 14, 2007/Mar. 20, 2008	United States

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions
WO2009/094456	USE OF HIGH-DOSE, POST-TRANSPLANTATION OXAZAPHOSPHORINE DRUGS FOR REDUCTION OF TRANSPLANT REJECTION by Ephraim Fuchs et al.	Jan. 22. 2009/July 30, 2009	United States

US 2011/0097426	METHODS FOR SAFE AND EFFECTIVE TREATMENT USING OXAZAPHOSPHORINE DRUGS by Francis E. O’Donnell, Jr. et al.	May 21, 2010/April 28, 2011	United States

US 2011/0117050	METHODS FOR PROVIDING A SYSTEM OF CARE FOR AN OXAZAPHOSPHORINE DRUG REGIMEN by Francis E. O’Donnell, Jr. et al.	May 21, 2010/May 19, 2011	United States

US 2011/0082115	METHODS FOR PROVIDING A SYSTEM OF CARE FOR AN OXAZAPHOSPHORINE DRUG REGIMEN by Francis E. O’Donnell, Jr. et al.	May 27, 2010/April 7, 2011	United States

Our Phase 3 clinical trial for SinuNase™, a drug candidate to treat CS, was not considered to be successful and we have discontinued development of this drug. However, from the analyses of the SinuNase’s Phase 3 clinical trial data, we identified a potential new treatment SinuNasal™ Lavage System (SinuNasal) for CS. We have filed a U.S. patent application to protect this treatment and applied for U.S. registration of the trademark SinuNasal™, as we continue to investigate the development potential of this product.

The following is information regarding Biovest’s owned and licensed patents and patent applications that we consider material to its business:

Biovest owns several patents covering various aspects of its hollow fiber perfusion process, instruments and proprietary cell culturing methods. The patents also cover aspects of our therapeutic vaccine production process. Biovest plans to continue pursuing patent and other proprietary protection for our cancer vaccine technology and instrumentation. Currently, Biovest has two (2) issued U.S. patents and patents granted in several European countries under the European Patent Convention. Additionally, Biovest has filed several U.S. and foreign patent applications that are pending. Biovest’s presently issued U.S. patents will expire in July 2013 and November 2017. A list of Biovest’s U.S. and foreign patents and published patent applications are as follows:

U.S. Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date

5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/Jul. 30, 1996	July 30, 2013

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

Foreign Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date
EP 2027247 (UK)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

DE602007012238D (Germany)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

AT2027247 (Austria)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

P2027247 (Switzerland)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

FR2027247 (France)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions

US 2009/0215022	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Aug. 27, 2009	United States

US 2009/0269841	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	Nov. 20, 2008/Oct. 29, 2009	United States

EP 2029722	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/Mar. 4, 2009	Europe

EP11173373.9	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/December 6, 2007	Europe

US 13/081,426	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	April 6, 2011/not yet published	United States

CA 2,739,918	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	October 7, 2009/April 15, 2010	Canada

EP 2344184	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	October 7, 2009/April 15, 2010	Europe

JP 2011-531150	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	October 7, 2009/April 15, 2010	Japan

US 2011/0212493	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	April 22, 2011/September 1, 2011	United States

AU 2009308354	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2010	Australia

CA 2,741,481	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2010	Canada

EP 2346984	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2010	Europe

IL 212387	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2010	Israel

JP 2011-533338	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	October 22, 2009/April 29, 2010	Japan

Biovest has also filed a number of provisional patent applications based on or related to various aspects of Biovest’s analysis of clinical benefit based on isotype, and to use of the AutovaxID® instrument for the production of antiviral vaccines such as those targeting influenza. In addition to its independent research and development programs, it is anticipated that Biovest’s collaborations with industry and research partners will generate additional intellectual property of value, which will be wholly owned, jointly owned and/or licensed to Biovest.

Biovest also possesses licensed intellectual property used in the development and manufacture of the BiovaxID® vaccine. The BiovaxID vaccine is manufactured with a proprietary cell line, which we have licensed on a world-wide exclusive basis from Stanford. This is significant, because Biovest believes that the use of any cell line other than Biovest’s exclusively licensed cell line, in the production of a similar idiotype vaccine, would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

Additionally, Biovest considers trademarks to be important to its business. Biovest has established trademarks covering various aspects of its hollow fiber perfusion process, instruments and proprietary cell culturing methods (Acusyst-Maximizer® and Acusyst-Xcell®). Biovest has registered the trademarks BiovaxID® in connection with its therapeutic cancer vaccine and AutovaxID® in connection with its instrument used in the manufacture of BiovaxID. Biovest plans to continue aggressively pursuing trademark and other proprietary protection for Biovest’s therapeutic vaccine technology and instrumentation, including seeking protection of its trademarks internationally.

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

Executive Officers of the Registrant, as of September 30, 2011

Name	Age	Position

Francis E. O’Donnell, Jr., M.D.	61	Chief Executive Officer (“CEO”), Chairman and Director

Samuel S. Duffey, Esq.	66	President and General Counsel

Garrison J. Hasara, CPA	42	Acting Chief Financial Officer (“CFO”) and Controller

James A. McNulty, CPA	61	Secretary and Treasurer

Carlos F. Santos, Ph.D.	34	Chief Science Officer (“CSO”)

Douglas W. Calder	44	Vice President, Strategic Planning & Capital Markets

Francis E. O’Donnell, Jr., M.D. has served as our Chairman of the Board since our Company’s founding in March 2002 and has served as our CEO since September 2003. Dr. O’Donnell also served as our President from September 2003 through November 2004. Since February 2009, Dr. O’Donnell has been Chief Executive Officer and Chairman of Biovest. Since 2003, Dr. O’Donnell had been a Director and Vice-Chairman (non-executive) of Biovest. Since May 2002, Dr. O’Donnell has also been the Chairman and a Director of BioDelivery Sciences International, Inc. (“BDSI”), a publicly traded drug delivery technology company. Since 1999, Dr. O’Donnell has served as manager of Hopkins Capital Group, LLC (“Hopkins”), an affiliation of limited liability companies which engage in business development of disruptive healthcare technologies. The Hopkins entities are also significant stockholders of Biovest and BDSI. Dr. O’Donnell is a 1975, summa cum laude graduate of the Johns Hopkins School of Medicine. He received specialty training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. He is the former Professor and Chairman, Department of Ophthalmology, St. Louis University School of Medicine. Dr. O’Donnell has published over 30 peer-reviewed scientific articles and has been awarded over 34 U.S. patents. He is the recipient of the 2000 Jules Stein Award from Retinitis Pigmentosa International. He is a Trustee for St. Louis University. We believe that Dr. O’Donnell’s experience and skills make him a qualified and valuable member of our management team and Board of Directors.

Effective as of December 20, 2011, Dr. O’Donnell was appointed by our Board of Directors to serve in the position of Executive Chairman of the Board.

Samuel S. Duffey, Esq. was appointed our President in December 2008 and continues to serve as our General Counsel, a position that he has held since 2003. Mr. Duffey served a director of our Company from 2003 to 2005. Since February 2009, Mr. Duffey has been President and General Counsel of Biovest. Prior to that, Mr. Duffey practiced business law with Duffey and Dolan P.A. beginning in 1992. From February 2000 to September 2003, Mr. Duffey served as the non-executive chairman and as a member of the Board of Directors of Invisa, Inc., a small publicly held safety company, and from October 2001 to May 2004, Mr. Duffey also served as the non-executive chairman and as a member of the Board of Directors of FlashPoint International, Inc., a publicly held automotive parts company which is currently named Navitrak International Corporation. Mr. Duffey received his B.A. and J.D. degrees from Drake University. We believe that Mr. Duffey’s experience and skills make him a qualified and valuable member of our management team. Mr. Duffey has been instrumental in facilitating our capital raises and was instrumental in managing our Company through the very complex Chapter 11 process.

Effective as of December 20, 2011, Mr. Duffey was appointed to serve in the position as our Chief Executive Officer, in addition to continuing his responsibilities as our President and General Counsel. Mr. Duffey was also designated to serve as our Company’s Principal Executive Officer in connection with our dealings with our independent audit firm and filings with the SEC.

Garrison J. Hasara, CPA was appointed our Acting Chief Financial Officer in January 2011, and continues to serve as our Controller, a position that he has held since June 2005. From November 2003 to June 2005, Mr. Hasara served as our Compliance Specialist. Prior to that time and prior to joining our company, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Serivce Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991. We believe that Mr. Hasara’s experience and skills make him a qualified and valuable member of our management team.

James A. McNulty, CPA was appointed and has served as our Secretary and Treasurer since Our company’s founding in March 2002. Mr. McNulty also served as our Chief Financial Officer from 2003 through 2004. From 2003 through 2007, Mr. McNulty was Chief Financial Officer, Secretary and Treasurer for our majority-owned subsidiary, Biovest. Since 1999, Mr. McNulty has served as Chief Financial Officer of Hopkins Capital Group, LLC. Since 2000, Mr. McNulty has served as Chief Financial Officer of BioDelivery Sciences International, Inc. Mr. McNulty practiced public accounting from 1971 through 1997 and co-founded Pender McNulty & Newkirk, which became one of Florida’s largest regional CPA firms and was a founder/principal in two other CPA firms. He served as Chief Financial Officer of Star Scientific, Inc., from October 1998 to May 2000. From June 2000 through January 2002, he served as Chief Financial Officer and Chief Operating Officer of American Prescription Providers, Inc. Mr. McNulty is a graduate of University of South Florida, a licensed Certified Public Accountant and a member of the American and Florida Institutes of CPAs. He serves on the Board of the Tampa Chapter of Financial Executives International. We believe that Mr. McNulty’s experience and skills make him a qualified and valuable member of our management team.

Carlos F. Santos, Ph.D. was appointed as our Chief Science Officer in March 2009. Since March 2009, Dr. Santos has served as Senior Vice President, Product Development & Regulatory Affairs for our majority-owned subsidiary, Biovest. Dr. Santos manages responsibilities related to pharmaceutical product development, intellectual property design, regulatory strategy and corporate development planning activities for us. Dr. Santos holds the role of Chief Science Officer of Hopkins Capital Group, LLC, contributing to its portfolio of companies since 1998. Dr. Santos is a graduate of the University of Michigan where he earned a Ph.D. in Bioinformatics, and Washington University (St. Louis) where he earned a B.S. in Computer Science. At the University of Michigan, he developed automated natural language processing systems to integrate high-throughput genomic experimental data with known protein interaction pathways in metastatic prostate cancer progression. He also led the development of a large-scale automated search and summarization engines for biomedical documents at the University of Michigan’s National Center for Integrative Biomedical Informatics (NCIBI). From 1998 to 2001, he was a researcher at Washington University’s Institute for Biomedical Computing (now the Center for Computational Biology). We believe that Dr. Santos’ experience and skills make him a qualified and valuable member of our management and product development teams.

Douglas W. Calder was appointed as our Vice President, Strategic Planning & Capital Markets in January 2011. Also, in January 2011, Mr. Calder was appointed Vice President, Strategic Planning & Capital Markets for our majority-owned subsidiary, Biovest. From December 2007 to January 2011, Mr. Calder was our Director of Investor Relations, as well as for Biovest. From 1999 to 2007, Mr. Calder was the Investor Relations Officer for Viragen, Inc., an AMEX-listed, publicly-traded biotechnology company. From 1989 to 1999, Mr. Calder was a financial portfolio manager with a biotechnology focus working for the New York Stock Exchange Member Firms: Dean Witter Reynolds, Gruntal & Co. and Moors & Cabot. Mr. Calder brings more than 20-years of life science executive experience as a financial portfolio manager and investor relations professional in managing corporate communications, business development, media strategies and capital markets responsibilities for us and Biovest. Mr. Calder received his B.A. from Florida State University. We believe that Mr. Calder’s experience and skills make him a qualified and valuable member of our management team.

Employees

As of September 30, 2011, we had 68 employees, two of whom are part-time employees and one of whom is a temporary employee. None of our employees is represented by labor unions or covered by collective bargaining agreements. We supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory.

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

Additional Information and Where to Find It

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website (www.accentia.net) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

We have never been profitable and we have incurred significant losses and cash flow deficits. For the fiscal years ended September 30, 2011 and 2010, we reported net losses of $15.7 million, and $48.2 million respectively and negative cash flow from operating activities of $6.1 million, and $0.4 million, respectively. As of September 30, 2011, we have an aggregate accumulated deficit of $333.9 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the initial clinical trial of Cyrevia™ and Biovest’s efforts to seek regulatory approval for BiovaxID®. There is no assurance that, the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our consolidated financial statements for the 2011 fiscal year indicates that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to receive a similar audit opinion from our independent auditors with respect to our consolidated financial statements for the 2012 fiscal year.

Our ability to achieve and sustain profitability is to a large degree dependent on the success of our development efforts with regard to Cyrevia and the development and commercialization efforts of Biovest with regard to BiovaxID. We may not be successful in our efforts and even if successful, we may not be able to profitably commercialize any of our drug products candidates.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of September 30, 2011, we had a working capital deficit of $28.4 million. We expect to continue to incur substantial net operating losses for the foreseeable future. Continued operating losses would impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered certified public accountants, Cherry, Bekaert, and Holland, L.L.P., have indicated, in their report to our 2011 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. We incurred net losses of $15.7 million, and $48.2 million in 2011 and 2010, respectively. We have also experienced negative cash flows from operations for the past three fiscal years. In addition, our projected cash receipts from operations for fiscal 2012 are anticipated to be insufficient to finance operations without funding from other sources. Historically, we have had difficulty in meeting our cash requirements. There can be no assurances that we will obtain the necessary funding, reduce the level of historical losses and achieve successful commercialization of any of our drug product candidates. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

We will need substantial additional financing but our access to capital funding is uncertain.

We have limited cash or other liquid assets on hand. During prior years, we met our cash requirements through the use of cash on hand, revenue, the sale of common stock, and loans. We have significant outstanding indebtedness which as of December 1, 2011 aggregated approximately $48.1 million of which $32.9 million will be automatically converted into stock at various intervals and approximately $8.7 million that is voluntarily convertible into stock. Some of our debt is secured by our assets and may make procuring additional debt or equity financing more difficult or uncertain. Furthermore, our secured creditors may be able to foreclose on our assets if we are unable to meet our obligations as they become due. We are required by certain loan covenants to allocate 30% of the net proceeds from the sale of our capital stock under certain circumstances to re-pay certain indebtedness which may make future capital raises more difficult.

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

We are largely dependent on the success of Cyrevia™ and BiovaxID® and we may not be able to successfully commercialize these therapies.

We have expended and will continue to expend significant time, money, and effort on the development of Cyrevia and/or BiovaxID which is owned by our majority owned subsidiary. We will incur significant costs and may never generate significant revenues from commercial sales of these products, if approved. None of these products is approved for marketing in any jurisdiction, and they may never be commercialized. Before we can market and sell these products, we will need to demonstrate in clinical trials that these products are safe and effective and will also need to obtain necessary approvals from the FDA, and similar foreign regulatory agencies.

If we fail to successfully commercialize any or all of these product candidates, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be adversely affected.

If we fail to obtain FDA approval of Cyrevia™, BiovaxID®, SinuaNasal™ or any of our future product candidates, we will be unable to commercialize these products.

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

In addition to seeking approval from the FDA for Cyrevia and BiovaxID, we intend to seek the governmental approval required to market our products in the EU, and potentially additional countries and territories. We anticipate commencing the applications required in some or all of these countries simultaneously with or following application for approval by the FDA; however, we may determine to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. Marketing of our products in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country.

In addition, patient-specific active immunotherapies such as BiovaxID are complex, and regulatory agencies have limited experience with them. To date, the FDA has only approved for marketing two active immunotherapies for treating cancer. This limited precedent and experience may lengthen the regulatory review process and impede our ability to obtain timely FDA approval for BiovaxID, if at all. Even if BiovaxID is approved by the FDA, the FDA’s limited precedent and experience with respect to a patient-specific active idiotype vaccine may increase our development costs and otherwise delay or prevent commercialization.

Further, we have not commenced any clinical trials in Cyrevia and the development of our product candidates based on Cyrevia should be considered to be in an early stage. The structure, size, design, cost and/or length of future clinical trials in Cyrevia have not been established and remain uncertain.

FDA has ruled that it will regulate SinuNasal™ as a combination product with a drug primary mode of action rather than as a medical device. In the event the company elects to pursue litigation to overturn the FDA’s determination, the outcome is uncertain. If we choose not to litigate, or if we litigate and do not prevail, the FDA’s decision will significantly increase the cost and time needed to bring SinuNasal to market. We may choose to discontinue the effort to market SinuNasal rather than acquiesce in regulation of this product as a drug.

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

Any delay in any approval or any failure to obtain approval of a product could delay or impair our ability to commercialize that product and to generate revenue, as well as increase costs for that product.

Before regulatory approval can be sought for Cyrevia™ or BiovaxID® we may need to successfully complete clinical trials, outcomes of which are uncertain.

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

We expended significant time and funds to conduct a Phase 3 clinical trial in SinuNase™, a drug candidate to treat a sinus condition. The clinical trial was not considered to be successful, and we are not continuing to develop this drug, although this trial spawned a potential new medical device called SinuNasal™ which could become a marketed product. Nevertheless, we expended significant time and funds in the development of SinuNase. In addition, we will continue to expend significant sums in the development efforts for Cyrevia™ and BiovaxID®. We expect to continue to incur significant operating expenses and capital expenditures as we:

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

Developing biopharmaceutical products, conducting clinical trials, establishing manufacturing capabilities, and marketing developed products is expensive. We anticipate that we will need to raise substantial additional capital in the future in order to complete the commercialization of our product candidates, to continue to pursue the submission of NDAs for our product candidates and to fund the development and commercialization of our specialty pharmaceutical product candidates. Further, we anticipate that Biovest will need to raise substantial additional capital from other sources in order to continue the clinical trials for BiovaxID®. Additional sources of funding have not been established by us or Biovest; however, additional financing is currently being sought from a number of sources, including the sale of Biovest equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of BiovaxID.

Based on our current operating plans, we expect that our existing capital and cash flow from operations, together with proceeds of one or more anticipated equity financing transactions, will be sufficient to fund our operations and development activities for a limited period, assuming Biovest receives its own funding. We have received a report from our independent auditors on our consolidated financial statements for our fiscal years ended September 30, 2011 and 2010, in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern.

We expect to seek additional financing from a number of sources, including but not limited to public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If we sell shares of Biovest stock which are currently owned by us, we will reduce our ownership interest in Biovest. As part of prior financings and our Plan of Reorganization, we have granted warrants to purchase an aggregate of up to 14.4 million common stock shares of Biovest owned by us which if fully exercised would provide an aggregate of approximately $21.6 million in additional financing for us. If our Biovest subsidiary raises funds through the issuance of equity securities, our equity interest in Biovest could be substantially diminished. If Biovest raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of Cyrevia or BiovaxID, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at this time.

There is a high risk of failure because we are trying to develop both a novel autoimmune disease treatment and a new anti-cancer vaccine.

We are pursuing novel therapeutic treatments, including a new autoimmune disease treatment approach and a patient specific cancer therapy. Commercialization requires governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. Our Cyrevia™ treatment and our BiovaxID® vaccine are subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks associated with drug development generally. These risks include the possibility that:

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

Conducting a clinical trial for Cyrevia and preparing for and processing the BLA for BiovaxID will be expensive and time consuming. The FDA response to any application is uncertain and the FDA may reject or deny the application, or may impose additional requirements. Such additional requirements may be expensive and/or time consuming, and meeting these additional requirements may be difficult or impossible.

We might be unable to manufacture our drug candidates on a commercial scale even if approved.

Assuming approval of Cyrevia™ and/or BiovaxID®, manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our product and cause us to fail.

Manufacturing facilities, and those of any future contract manufacturers, are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies, and these facilities are subject to QSR, requirements of the FDA. If we or our third-party manufacturers fail to maintain facilities in accordance with QSR regulations, other international quality standards, or other regulatory requirements, then the manufacture process could be suspended or terminated, which would harm us.

Because the product development and the regulatory approval process for Cyrevia™ and BiovaxID® will be expensive and its outcome is uncertain, we must incur substantial expenses that might not result in any viable product and the process could take longer than expected.

Regulatory approval of a pharmaceutical product is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of either Cyrevia and/or the BiovaxID vaccine, we must demonstrate to the satisfaction of applicable regulatory agencies that Cyrevia and/or BiovaxID are safe and effective for use in humans. This is expected to result in substantial expense and require significant time.

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

We may experience difficulties in manufacturing Cyrevia™ and/or BiovaxID® or in obtaining approval of the change in manufacturing site or process from the FDA or international regulatory agencies, which could prevent or delay us in the commercialization.

Manufacturing an approved drug is complex and requires coordination internally among our employees, as well as, externally with physicians, hospitals and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing Cyrevia and/or BiovaxID, including:

•	difficulties in obtaining adequate tumor samples from physicians;

•

difficulties in timely shipping of tumor samples to us or in the shipping of Cyrevia and/or BiovaxID to the treating physicians due to errors by third-party carriers, transportation restrictions or other reasons;

•	destruction of, or damage to, tumor samples or Cyrevia and/or BiovaxID during the shipping process due to the improper handling by third-party carriers, hospitals, physicians or us;

•	destruction of, or damage to, tumor samples or Cyrevia and/or BiovaxID during storage at our facility; and

•	difficulties in ensuring the availability, quality, and consistency of materials provided by our suppliers.

If we experience any difficulties in manufacturing Cyrevia and/or BiovaxID, commercialization may be delayed, resulting in delays in generating revenue and increased costs.

In addition, because Biovest has relocated the site of the manufacturing process for BiovaxID to Biovest’s, Minneapolis (Coon Rapids) facility following the clinical trials, we are required to demonstrate to the FDA that the product developed under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to the relocation at the Minneapolis (Coon Rapids) facility, as well as future expansion of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful regulatory approvals or commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing our AutovaxID® instrument.

A showing of comparability requires data demonstrating that the product is consistent with that produced for the clinical trial and continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. If we demonstrate comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. The FDA will determine if comparability data are sufficient to demonstrate that additional clinical studies are unnecessary. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, our clinical trials or FDA approval of Cyrevia and/or BiovaxID may be delayed, which would cause delays in generating revenue and increased costs.

Because we have limited experience, we might be unsuccessful in our efforts to develop, obtain approval for, commercially produce or successfully market Cyrevia™ and/or BiovaxID®.

The extent to which we develop and commercialize Cyrevia and BiovaxID will depend on our ability to:

•	complete required clinical trials;

•	obtain necessary regulatory approvals;

•	establish, or contract for, required manufacturing capacity; and

•	establish, or contract for, sales and marketing resources.

We have limited experience with these activities and might not be successful in the trials, product development or commercialization.

FDA’s determination that SinuNasal™ is to be regulated as a combination product with a drug primary mode of action rather than as a medical device will, if not overturned, adversely affect our ability to commercialize SinuNasal, and may cause us to discontinue the project.

FDA has ruled that it will regulate SinuNasal™ as a combination product with a drug primary mode of action rather than as a medical device. In the event the company elects to pursue litigation to overturn the FDA’s determination, the outcome is uncertain. If we choose not to litigate, or if we litigate and do not prevail, the FDA’s decision will significantly increase the cost and time needed to bring SinuNasal to market. We may choose to discontinue the effort to market SinuNasal rather than acquiesce in regulation of this product as a drug.

Competing technologies may adversely affect us.

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. The use of monoclonal antibodies as initial or induction cancer therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, including its anticipated pending expanded approval as a NHL maintenance therapy, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with our proposed vaccine. We expect to encounter intense competition from a number of companies that offer products in our targeted application area. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

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

Before Biovest can obtain FDA approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the FDA. Biovest plans to establish a dedicated BiovaxID manufacturing facility within our existing Minnesota (Coon Rapids) leasehold space. Therefore, before Biovest can obtain the FDA approval necessary to allow it to begin commercially manufacturing BiovaxID, Biovest must pass a pre-approval inspection of its BiovaxID manufacturing facility by the FDA. In order to obtain approval, Biovest will need to ensure that all of its processes, methods, and equipment are compliant with the cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Biovest has undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, Biovest will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If Biovest fails to comply with these requirements, Biovest could experience product liability claims from patients receiving its vaccines, Biovest might be subject to possible regulatory action and Biovest may be limited in the jurisdictions in which Biovest are permitted to sell BiovaxID.

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

Biovest and its products are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of Biovest’s products. If Biovest violates regulatory requirements at any stage, whether before or after marketing approval is obtained, Biovest may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

The NCI is not precluded from working with other companies on developing products that are competitive with BiovaxID®.

Biovest’s BiovaxID vaccine is based on research and studies conducted at Stanford University (“Stanford”) and the NCI. The concept of producing a patient-specific anti-cancer vaccine through the hybridoma method from a patient’s own cancer cells has been discussed in a variety of publications over a period of many years, and, accordingly, the general method and concept of such a vaccine is not eligible to be patented by us, the NCI, or any other party. Until November 2006, Biovest was a party to CRADA, with the NCI for the development of a hybridoma-based patient-specific idiotypic vaccine for the treatment of indolent FL. Biovest gave notice of termination of the CRADA in September 2006. Although the NCI transferred sponsorship of the IND for BiovaxID to Biovest in 2004, and although there are certain confidentiality protections for information generated pursuant to the CRADA, the CRADA does not prevent the NCI from working with other companies on other hybridoma-based idiotypic vaccines for indolent FL or other forms of cancer, and the NCI or its future partners may be able to utilize certain technology developed under Biovest’s prior CRADA. If the NCI chooses to work with other companies in connection with the development of such a vaccine, such other companies may also develop technology and know-how that may ultimately enable such companies to develop products that compete with BiovaxID. Additionally, through their partnership with the NCI, these companies could develop immunotherapies for other forms of cancer that may serve as barriers to any future products that we may develop for such indications.

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

For Cyrevia™, we have published patent applications, as well as additional patent protection. For BiovaxID®, Biovest holds the patent relating to the method of producing BiovaxID and Biovest has filed additional patent applications for BiovaxID. There are filed patent applications for AutovaxID® as well.

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

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our strategic partners’ employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods, and know-how, it will be more difficult for us to enforce our patent rights and our business could be harmed.

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

We currently depend on sole-source suppliers for cyclophosphamide, the primary agent utilized in Cyrevia™ treatment, and for KLH, a critical raw material used in the manufacture of BiovaxID®, and physicians who administer BiovaxID depend on a sole-source supplier for GM-CSF, an immune system stimulant administered with BiovaxID.

We currently depend on single source suppliers for critical raw materials used in Cyrevia, BiovaxID and other components used in the manufacturing process and required for the administration of BiovaxID. In particular, the Cyrevia treatment consists of high-dose pulsed cyclophosphamide. Baxter is the exclusive supplier of injectable cyclophosphamide in the U.S. Therefore, we have entered into an agreement with Baxter, which we believe is the only cGMP enforced in the U.S. by the FDA manufacturer of injectable/infusion cyclophosphamide (under the brand name Cytoxan®) used in the U.S. as referenced in the FDA Orange Book. The Baxter Agreement grants our Company the exclusive right to use Baxter’s Drug Master File for Cytoxan, which we believe will advance our planned clinical trials and anticipated communications with the FDA. Additionally, the Baxter Agreement grants to our Company the exclusive right to purchase Cytoxan from Baxter for the treatment of various autoimmune diseases including autoimmune hemolytic anemia, multiple sclerosis, systemic sclerosis and the prevention of graft-versus-host disease following bone marrow transplant.

In addition, the manufacturing of BiovaxID requires KLH, a foreign carrier protein. Biovest purchases KLH from BioSyn Arzneimittel GmbH (“BioSyn”), a single source supplier. Biovest has entered into a supply agreement with BioSyn, pursuant to which BioSyn has agreed to supply Biovest with KLH. The supply agreement has an initial term of three years and is renewable for indefinite additional terms of five years each at our discretion, so long as we are not in default of our obligations pursuant to this agreement. Either party may terminate the supply agreement earlier upon a breach that is not cured within 60 days or other events relating to insolvency or bankruptcy. Under this agreement, BioSyn is not contractually obligated to supply Biovest with the amounts of KLH required for commercialization. Biovest has become aware of additional suppliers who now market KLH, but Biovest has not yet established a relationship with these suppliers and have not performed testing to insure that the KLH supplied by them is suitable for use in the BiovaxID production process.

When BiovaxID is administered, the administering physician uses a cytokine to enhance the patient’s immune response, and this cytokine is administered concurrently with BiovaxID. The cytokine used by physicians for this purpose is Leukine® sargramostim, a commercially available recombinant human granulocyte-macrophage colony stimulating factor known as GM-CSF. GM-CSF is a substance that is purchased by the administering physician and is administered with an antigen to enhance or increase the immune response to that antigen. The physicians who administer BiovaxID will rely on Berlex Inc. (“Berlex”, as a supplier of GM-CSF, and these physicians will generally not have the benefit of a long-term supply contract with Berlex. GM-CSF is not commercially available from other sources in the U.S. or Canada.

Establishing additional or replacement suppliers for these materials or components may take a substantial amount of time. In addition, we may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA. If we have to switch to different replacement suppliers, we may face additional regulatory delays and the manufacture and delivery of Cyrevia™ and/or BiovaxID, or any other immunotherapies that we may develop, could be interrupted for an extended period of time, which may delay completion of our commercialization of Cyrevia, BiovaxID. If we are unable to obtain adequate amounts of these components, our commercialization will be delayed. In addition, we will be required to obtain regulatory clearance from the FDA to use different components that may not be as safe or as effective. As a result, regulatory approval of BiovaxID may not be received at all. All these delays could cause delays in commercialization of BiovaxID, delays in our ability to generate revenue from Cyrevia and/or BiovaxID, and increased costs.

The market may not be receptive to our products upon their introduction.

The biopharmaceutical products that we may develop may not achieve market acceptance among physicians, patients, health care payors, and the medical community. The degree of market acceptance will depend upon a number of factors, including

•	the receipt of regulatory approvals;

•	limited indications of regulatory approvals;

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our products and their potential advantages over existing treatment methods;

•	the prices of such products;

•	reimbursement policies of government and third-party payors;

•	market acceptance of patient-specific active immunotherapies, in the case of BiovaxID®;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	ability to produce our products at a competitive price;

•	stocking and distribution;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

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

If our competitors market products that are less expensive, safer or more effective than our potential products, or that reach the market sooner than our potential products, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

If we fail to comply with extensive regulations enforced by the FDA, EMA, and other agencies, the sale of our product candidates would be prevented or delayed.

Research, pre-clinical development, clinical trials, manufacturing, and marketing of our products are subject to extensive regulation by various government authorities. We have not received marketing approval for Cyrevia™ and/or BiovaxID®. The process of obtaining FDA, EMA, and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as

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

Our U.S. manufacturing, labeling, storage, and distribution activities also are subject to strict regulation and licensing by the FDA. Our biopharmaceutical manufacturing facilities are subject to periodic inspection by the FDA, the EMA, and other regulatory authorities and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure or the failure of our biopharmaceutical manufacturing facilities, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the FDA or these other authorities, including the interruption or prevention of marketing, closure of our biopharmaceutical manufacturing facilities and fines or penalties.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our products and our business could suffer.

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

We own a majority of the outstanding shares of common stock of Biovest, and the remaining Biovest stock is owned by approximately 400 shareholders. To the extent that our officers and directors are also officers or directors of Biovest, matters may arise that place the fiduciary duties of these individuals in conflicting positions. We intend that such conflicts will be resolved by independent directors of Biovest, if this occurs, matters important to us could be delayed. Francis E. O’Donnell, Jr., M.D., our Chairman and Chief Executive Officer, is also Chairman and Chief Executive Officer of Biovest, Samuel S. Duffey, Esq., our President and General Counsel, is also President and General Counsel of Biovest, Douglas W. Calder, our Vice President of Strategic Planning and Capital Markets is also Vice President of Strategic Planning and Capital Markets of Biovest, and Carlos F. Santos, Ph.D., our Chief Science Officer is also Senior Vice President of Product Development and Regulatory Affairs of Biovest.

Shares of the Biovest stock held by us are subject to involuntary transfer under debentures and warrants issued by us.

In September 2006, we entered into a private placement in which we issued to investors an aggregate of $25.0 million of the 8% secured convertible debentures together with common stock purchase warrants. In November 2010, these debentures and warrants were replaced by new notes and warrants issued pursuant to our Plan of Reorganization (the “Class 5 Debentures” and “Class 5 Warrants”). The Class 5 Debentures issued by us are convertible at the option of the holder into shares of our common stock or exchangeable for shares of Biovest common stock held by us, and the Class 5 Warrants are exercisable for our common stock or shares of Biovest common stock held by us. In connection with the Class 5 Debentures and Class 5 Warrants, we have pledged into an escrow account 14.4 million shares of the Biovest common stock held by us to be available to holders for exchange as well as to secure the repayment of the Class 5 Debentures. The total number of shares of Biovest common stock transferable by us to the investors in the Class 5 Debentures, whether pursuant to the exchange or exercise of the Class 5 Debentures and Class 5 Warrants or the exercise of rights under the pledge agreement may not exceed 14.4 million shares in the aggregate. Accordingly, it is possible that our ownership of Biovest common stock could decrease by up to 14.4 million shares as a result of the Class 5 Debentures and/or the Class 5 Warrants. We have also pledged a total of approximately 43.8 million shares of Biovest common stock owned by us to secure debts owed to four secured creditors. In addition, Biovest may issue shares of its common stock to third parties in connection with debt and/or equity financing transactions. In light of the foregoing, it is possible that we could cease to be the majority shareholder of Biovest.

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

As opposed to a larger or better accepted market, our common stock is quoted on the OTCQB™, which is the middle tier of the Over-the Counter Market (the “OTC Market”), reserved for companies that are registered and reporting with the SEC or a U.S. banking regulator. There are no financial or qualitative standards to be in this tier. The OTCQB was launched in April 2010, by Pink OTC Markets, Inc. to better distinguish OTC securities. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities. We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of the common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

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

We believe we are eligible to upgrade our common stock listing to the OTCQX™, which is the top tier of the OTC Market. The OTCQX is reserved exclusively for companies that meet the highest financial standards and undergo a qualitative review, as determined by the Pink OTC Markets, Inc. However, there can be no assurance that an OTCQX market application, if submitted, will be approved.

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

It is possible that we will need to issue additional shares of common stock or securities or warrants convertible into such shares in order to raise additional equity. In such event, our shareholders could suffer significant dilution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 7,400 square feet of office space in Tampa, Florida, which is our principal executive office and administrative office and we share with Biovest and Analytica. The lease will expire on September 30, 2014 and is cancelable by either party with 120 days prior notice.

Our wholly-owned subsidiary, Analytica, leases approximately 4,000 square feet of office space located at 24 West 40th Street, New York, New York 10018 (the “New York Lease”) and office space located at Meeraner Platz 1, 79539 Lorrach, Germany, which is occupied by Analytica’s employees in Germany (the “Germany Lease”). The GermanyLease will expire on September 30, 2012. We closed on the definitive agreement on December 15, 2011, selling substantially all the assets and business of Analytica, including the assignment and assumption of the New York the Germany Leases.

Biovest leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which Biovest uses for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. On December 2, 2010, Biovest entered into a new long-term lease for this facility, wherein the Landlord (in conjunction with the City of Coon Rapids and the State of Minnesota) has agreed to fund and amortize improvements to the facility to provide a dedicated laboratory space for the production of BiovaxID® and potential future expansion to the facility to permit additional BiovaxID production capacity when required.

We plan to continue to evaluate our requirements for facilities during fiscal 2012. We anticipate that, as our development of Cyrevia™ and/or BiovaxID advances and as we prepare for the future commercialization of these products, our facilities requirements will continue to change on an ongoing basis.

ITEM 3.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). Notwithstanding the effectiveness of our Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Biovest litigation:

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.335 million. Biovest intends to seek the dismissal of this litigation and plans to defend these claims vigorously. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Biovest anticipates that the claims involved in this litigation will be contested and resolved by the Bankruptcy Court as part of an objection to claim which Biovest expects to file shortly.

Other proceedings:

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Prior to August 19, 2010, our common stock was quoted on the Pink Sheets under the symbol “ABPIQ”. On August 19, 2010, our common stock opened for trading on the OTCQB Market under the symbol “ABPIQ”. On November 18, 2010, our common stock opened for trading on the OTCQB Market under the symbol “ABPI”.

Number of Common Shareholders

As of December 15, 2011, we had approximately 75 million shares of common stock outstanding, which were held by approximately 150 stockholders of record.

Quarterly High/Low Bid Quotations – ABPIQ/ABPI

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated as reported by the Pink Sheets from October 1, 2008 to August 18, 2010 and thereafter, as reported by the OTCQB Market. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2010:
First Quarter	$0.35	$0.15
Second Quarter	$1.10	$0.26
Third Quarter	$1.84	$0.77
Fourth Quarter	$1.30	$0.71

Year Ended September 30, 2011:
First Quarter	$1.55	$0.46
Second Quarter	$0.80	$0.43
Third Quarter	$0.63	$0.39
Fourth Quarter	$0.51	$0.32

As of December 15, 2011, the closing sale price for our common stock was $0.30.

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2011, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	Pursuant to our Plan (with an effective date of November 17, 2010) and Section 1145 of the United States Bankruptcy Code, we issued 13,475,118 shares of our common stock and issued between the Effective Date and September 14, 2011, in satisfaction of allowed claims under our Plan, with conversion prices ranging from $0.54 to $1.84 per share.

2.	On the Effective Date and pursuant to our Plan, we issued warrants to various creditors to purchase up to an aggregate of 9,715,908 shares of our common stock at an exercise price of $1.50 per share.

3.	Pursuant to our Amended and Restated 2008 Equity Incentive Plan, on November 17, 2010, we issued 1,500,000 shares of our common stock to our employees.

4.	On December 12, 2010, we issued 56,250 shares of our common stock to Rocke Sbar & McLean, P.A. in consideration of legal services provided by Rocke, Sbar & McLean, P.A. These shares of common stock were issued in lieu of cash payments for legal services totaling approximately $40,500 (or $0.72 per share).

5.	We issued incentive stock option awards (“Employee Option Awards”) to our employees under our 2010 Equity Incentive Plan. The Employee Option Awards granted options to purchase an aggregate of 940,000 shares of our common stock at exercise prices ranging from $0.39 to $0.81 per share. The Employee Option Awards were granted between the Effective Date and September 7, 2011.

6.	On January 10, 2011, we issued 66,000 shares of our common stock to Alan M. Pearce pursuant to the December 31, 2010 Resignation Settlement between us and Mr. Pearce. These shares were issued in consideration of the settlement of all claims by Mr. Pearce, including, but not limited to, claims under or arising out of Mr. Pearce’s employment agreement with us.

7.	On February 1, 2011, we issued an incentive stock option award (“Reardan Option Award”) to Dayton Reardan pursuant to the February 1, 2011 Consultant Agreement between us and Mr. Reardan. In consideration for services rendered to us by Mr. Reardan, the Reardan Option Award granted an option to purchase 100,000 shares of our common stock at an exercise price of $0.60 per share.

8.	On June 13, 2011, we issued a warrant to Corps Real, LLC to purchase up to 5,882,353 shares of our common stock at an exercise price of $0.47 per share. The warrant was issued pursuant to the convertible debt financing transaction with Corps Real, LLC, which provided for aggregate loans to us in the maximum amount of $4.0 million.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraphs 1 and 2 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our company.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 3, 5, and 7 by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising, and each purchaser represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 4, 6, and 8 above by virtue of Section 4(2) of the Securities Act in that such, sales and issuances did not involve a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued. The recipients had adequate access, through their relationships with us, to information about us.

No underwriters were employed in any of the above transactions.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the “Risk Factors” section of this Annual Report on Form 10-K.

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. is a biotechnology company that is developing Cyrevia™ (formerly named, Revimmune™) as a comprehensive system of care for the treatment of autoimmune diseases. We are also developing the SinuNasal™ Lavage System as a medical device for the treatment of chronic sinusitis. Additionally, through our majority-owned subsidiary, Biovest International, Inc. (“Biovest”), we are developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically, follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers and AutovaxID®, an instrument for the production of a broad range of patient-specific medicines, such as BiovaxID and potentially for various vaccines, including vaccines for influenza and other contagious diseases.

Cyrevia™ is being developed to treat various autoimmune diseases. Cyrevia’s active ingredient is cyclophosphamide, which is already approved by the Food and Drug Administration (“FDA”) to treat disorders other than autoimmunity. We are seeking to repurpose cyclophosphamide to treat autoimmune disease as part of a comprehensive system of care.

BiovaxID® is being developed by our majority-owned subsidiary, Biovest as an active immunotherapy to treat certain forms of lymphoma. BiovaxID has completed two Phase 2 clinicial trials and one Phase 3 clinical trial.

AutovaxID® is an automated cell culture production instrument being developed and commercialized by our majority-owned subsidiary, Biovest, for the production of cancer vaccines and other personalized medicines and potentially for a wide range of other vaccines.

The SinuNasal™ Lavage System (“SinuNasal”) is being developed as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”), also sometimes referred to as chronic rhinosinusitis. SinuNasal is believed to provide benefit by delivering a proprietary buffered irrigation solution (patent pending) to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

Since 1997, through our wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), Analytica has conducted a global research and strategy consulting business that provides services to the pharmaceutical and biotechnology industries. On December 15, 2011, we closed on the definitive agreement, selling the assets and business of Analytica to a third-party.

Corporate Overview

We were organized in 2002 to develop and commercialize biopharmaceutical products.

We commenced business in April 2002 with the acquisition of Analytica. We acquired Analytica in a merger transaction for $3.7 million cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of our Series B preferred stock. Analytica was founded in 1997 and has offices in New York and Germany. On December 15, 2011, we closed on the definitive agreement selling the assets and business of Analytica for a combination of fixed and contingent payments aggregating up to $10 million.

In June 2003, we acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest is a biologics company that is developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of NHL, specifically, FL, MCL and potentially other B-cell blood cancers. As of September 30, 2011, we owned of record approximately 62% of Biovest’s issued and outstanding capital stock with the minority interest being held by approximately 400 shareholders of record. Biovest common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and therefore files periodic and other reports with the Securities and Exchange Commission (“SEC”).

On November 10, 2008, we along with all of our subsidiaries filed a voluntary petition for reorganization under Case No. 8:08-bk-17795-KRM. On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On October 27, 2010, the Bankruptcy Court held a Confirmation hearing and confirmed the Plan, and, on November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

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

Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as each contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. Each month, we accumulate costs on each contract and compare them to the total current estimated costs to determine the percentage of completion. We then apply this percentage to the total contract value to determine the amount of revenue that can be recognized. Each month, we review the total current estimated costs on each contract to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs for each contract. As the work progresses, we might decide that original estimates were incorrect due to, among other things, revisions in the scope of work, and a contract modification might be negotiated with the customer to cover additional costs. If a contract modification is not agreed to, we could bear the risk of cost overruns. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements of contract-related costs are included in revenues. An equivalent amount of these reimbursable costs is included in cost of sales. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Service costs related to cell culture production include all direct materials and subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies, and tools. We believe that actual cost incurred in contract cell production services is the best indicator of the performance of the contractual obligations, because the costs relate primarily to the amount of labor incurred to perform such services. The deliverables inherent in each of our cell culture production contracts are not output driven, but rather driven by a pre-determined production run. The duration of our cell culture production contracts range typically from two to fourteen months.

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

In our consolidated financial statements, unbilled receivables represents revenue that is recognizable under the percentage-of-completion method due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined payment schedules. Under our consulting services contracts, the customer is required to pay for contract hours worked by us (based on the standard hourly rate used to calculate the contract price) even if the customer cancels the contract and elects not to proceed to completion of the project. Unearned revenues represent customer payments in excess of revenue earned under the percentage-of-completion method. Such payments are made in accordance with predetermined payment schedules set forth in the contract.

Grant revenue. Grant revenue is the result of our Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2011 and 2010. In accordance with the terms of the Qualifying Therapeutic Discovery Program Grant, grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2011 and 2010 for our Company and 2010 for Biovest.

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

Valuation of Goodwill and Intangible Assets

Our intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on Accounting Standard Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with generally accepted accounting principles. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. Our carrying value of goodwill at September 30, 2011 and 2010 was $0.9 million (included in noncurrent assets of discontinued operations at September 30, 2011). The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (vi) terms of license agreements, and (vii) expected timelines and costs to complete any in-process research and development projects to commercialize our products under development.

We capitalized goodwill in connection with our acquisition of Analytica in April 2002 and in connection with the IMOR acquisition in December 2003, based on the fair value of the acquired assets net of assumed liabilities.

We recorded amortization of intangible assets of $0.5 million and $0.3 million in the years ended September 30, 2011 and 2010, respectively. We amortize intangibles based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements and the remaining life of patents on products currently being marketed. We recognized impairment losses of $0.1 million during the year ended September 30, 2010, in connection with certain intangible assets. Our carrying value of intangible assets at September 30, 2011 and 2010 is $0.6 million including intangibles from discontinued opertations and $1.1 million, respectively net of accumulated amortization. We begin amortizing capitalized intangibles on their date of acquisition.

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

In applying the Black-Scholes options-pricing model during fiscal 2011, we assumed no dividend yield, risk-free interest rates ranging from 1.02% to 2.02%, expected option terms ranging from 5.0 to 6.0 years, volatility factors ranging from 132.5% to 140.6% to a share price ranging from of $0.39 to $0.98, and option exercise price ranging from $0.39 to $0.98.

We recorded stock-based compensation of approximately $16.3 million and $0.5 million in the year ended September 30, 2011 and 2010, respectively. For both periods, stock-based compensation is classified in general and administrative expense in the accompanying consolidated statements of operations.

Derivative instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either not afforded equity classification, embody risks not clearly and closely related to host contracts, or may be net-cash settled by the counterparty. Except as provided in ASC Topic 815 - Embedded Derivatives, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements. In instances, where we elect not to bifurcate, embedded derivative features, the entire hybrid instrument is carried at fair value in the consolidated financial statements.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique(s), management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future cash flows applying probability-weighted averages to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Variable interest entities

We evaluate all significant arrangements and relationships for indications of variable interest entities (“VIEs”) pursuant to GAAP. During April 2006 and December 2006, we entered into financing arrangements with Biovest that involved entities that met the definition of VIEs. As a result, our Company and Biovest were required to consolidate these entities and reflect the non-controlling interest in the consolidated financial statements as of and for the years ended September 30, 2011 and 2010. The 2011 and 2010 consolidated financial statements include the VIEs as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC (collectively, the “Biovest VIEs”) and Revimmune, LLC. As a result of the Biovest’s Plan of Reorganization, all interests in the BiovestVIEs were liquidated as of the Biovest’s Plan of Reorganization’s effective date. Also as a result of the Plan, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC (collectively, the “Biovest Subsidiaries” were also liquidated as of the Effective Date. Accordingly, the consolidated financial statements include the results of the Biovest VIEs and Biovest Subsidiaries through November 17, 2010.

Income Taxes

We incurred net operating losses (“NOLs”) for the years ended September 30, 2011 and 2010, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have a federal NOLs carryover of approximately $238.3 million as of September 30, 2011, which expires through 2027. The Biovest NOLs will begin to expire in 2020. Of this amount, approximately $51.1 million is attributable to Biovest and will no longer be available to offset income generated by the other members of the group.

Under Section 382 and 383 of the Internal Revenue Code (“IRC”), if an ownership change occurs with respect to a “loss corporation” as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to us. Due to the acquisition transactions in which we have engaged in recent years, we believe that the use of these NOLs will be significantly limited. In addition, the utilization of our NOLs carryforwards may be further limited if we experience a change in ownership of more than 50% subsequent to the last change in ownership of September 30, 2003. Accordingly, our NOLs carryforward available to offset future federal taxable income arising before such ownership changes may be further limited.

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

Additionally, since Biovest is no longer part of the consolidated group for income tax purposes, we could, in the future, have a net loss but we or Biovest could be subject to tax on our income since the losses may not be available to offset the income of the other entity.

Results of Operations

Year Ended September 30, 2011 Compared to the Year Ended September 30, 2010

Consolidated Results of Operations

Net Sales. Our net sales for the year ended September 30, 2011 were $4.0 million compared to $5.4 million for the year ended September 30, 2010 excluding net sales of discontinued operations. Sales of Biovest’s instruments experienced a decrease of approximately $1.8 million year over year. In September 2009, Biovest entered into a $1.5 million contract with the U.S. Department of Defense Naval Health Research Center (“NHRC”) to supply AutovaxID® bioreactors and to evaluate the instrument’s suitability to produce cell-culture based anti-viral vaccines. As a result of this contract, Biovest recorded $1.2 million in instrumentation revenue in fiscal year 2010, with no comparable revenue in fiscal year 2011. Service revenue increased $0.1 million or 6% compared to the previous fiscal year.

On October 31, 2010, we along with Biovest received notice from the U.S. Internal Revenue Service (“IRS”) that our Company, along with Biovest were approved to receive a federal grant in the amount of approximately $0.24 million each under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the IRC, enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the U.S., or significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of Cyrevia™ and BiovaxID®. A total of approximately $0.31 million of grant revenue was recognized in the year ended September 30, 2011. An additional $0.17 in grant revenue was received and will be recognized during the first quarter of fiscal year 2012.

Research and Development Expenses. Our research and development costs were $2.2 million for the year ended September 30, 2011 compared to $1.3 million for the year ended September 30, 2010, an increase of approximately $0.9 million. Biovest has begun to hire additional laboratory personnel and supplies as Biovest continues is analyses of the data from its Phase 2 and Phase 3 clinical trials and plans to seek approval, or accelerated and/or conditional approval, with the FDA, EMA and other regulatory agencies. Biovest has also expanded their manufacturing facility in Minneapolis (Coon Rapids), Minnesota, financing over $1.5 million in facility improvements which will provide increased capacity in the manufacture of biologic products, including the manufacture of BiovaxID®. As a result, the facility lease costs have increased from that of the prior year.

General and Administrative Expenses. Our general and administrative expenses were $20.2 million for the year ended September 30, 2011, an increase of approximately $16.0 million over the year ended September 30, 2010, due primarily to the increase in stock compensation to $16.3 million compared to $0.5 million during the year ended September 30, 2010.

Impairment of Intangible Assets. Impairment of intangible assets was $0.4 million for the year ended September 30, 2010 as compared to no impairment for the year ended September 30, 2011. The impairment in 2010 relates to the insolvency filing for IMOR, our German subsidiary of Analytica.

Interest Expense. In the year ended September 30, 2011, our interest expense was $8.1 million, a decrease of $8.6 million from the year ended September 30, 2010. The decrease is due primarily to the adjustment to fair market value of the September 2006 convertible debentures during the year ended September 30, 2010, which fluctuates with the market price of our common stock. Conditions set forth in the Plan regarding the September 2006 Debentures (Class 5) eliminated the need for further adjustments subsequent to the Effective Date.

Derivative gain (loss). Derivative gain was $1.1 million for the year ended September 30, 2011, as compared to a loss of $28.8 million for the year ended September 30, 2010. This difference of approximately $29.9 million is primarily related to the derivative instruments associated with convertible debt and warrants. The current year gain was primarily due to the reclassification of derivative liabilities to equity due to the reorganization, as well as a decrease in our common stock price and Biovest’s common stock price during the year ended September 30, 2011.

Gain on Reorganization: We have recognized gains of $12.7 million and $0.1 million for the years ended September 30, 2011 and 2010, respectively, as a result of the settlement of our prepetition claims through our Chapter 11 proceedings. Pursuant to the Plan, holders of existing voting shares immediately before confirmation received more than 50 percent of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by our Plan were stated at present values of amounts to be paid, and forgiveness of debt has been reported as an extinguishment of debt resulting in the gain on reorganization.

Income (loss) from discontinued operations. Income from discontinued operations was approximately $0.2 million for the year ended September 30, 2011, compared to a loss of $0.8 million for the year ended September 30, 2010. The operations of Analytica for which we entered an agreement to sell its assets on October 31, 2011, are included in the income (loss) from discontinued operations. Revenue decreased from $5.1 million to $4.3 million from the year ended September 30, 2010 to the year ended September 30, 2011, while gross margin decreased $0.1 million to $1.0 million. The results for the year ended September 30, 2010 included a loss on the insolvency of Analytica’s German subsidiary of approximately $0.8 million.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through public and private placements of our capital stock, debt financing, and financing transactions with our strategic partners.

At September 30, 2011, our cash totaled $0.4 million compared with $0.6 million at September 30, 2010.

Cash and cash equivilents at year end along with the additional $2 million due from Corps Real, under the Accentia Corps Real Note (discussed below) are anticipated to provide sufficient capital to sustain us through February 2012. Additionally, we anticipate receiving an Earnout (as described herein) of approximately, $1.5 million in the third quarter of fiscal year 2012.

We intend to attempt to meet our cash requirements through proceeds from the cell culture and instrument manufacturing activities of Biovest, funds from sale of Analytica’s assets and business, and the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully execute the obligations under our Plan and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Cyrevia ™, BiovaxID®, SinuNasal™ and AutovaxID®.

Corps Real-Accentia

On June 13, 2011, we entered into a convertible debt financing transaction with Corps Real, LLC (“Corps Real”) providing for aggregate loans to us in the maximum amount of $4.0 million. We executed a secured promissory note, in the maximum principal amount of $4.0 million (the “Accentia Corps Real Note”), under which Corps Real advanced $1.0 million to us on June 13, 2011 and again on August 1, 2011. Corps Real advanced and agreed to advance an additional $1.0 million to us on each of November 15, 2011 and January 15, 2012, respectively. The Accentia Corps Real Note will mature on June 13, 2016, at which time all indebtedness under the Accentia Corps Real Note will be due and payable. Interest on the outstanding principal amount of the Accentia Corps Real Note accrues and will be payable at a fixed rate of five percent (5%) per annum. Interest began accruing on June 13, 2011 and will be payable on a quarterly basis in arrears (as to the principal amount then outstanding)

To secure payment of the Accentia Corps Real Note, we also entered into a Security Agreement with Corps Real (the “Security Agreement”). Under the Security Agreement, all obligations under the Accentia Corps Real Note are secured by a first security interest in: (a) 12 million shares of Biovest common stock owned by us, (b) all of our contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron following the date of our December 30, 2009 Settlement Agreement with BioDelivery Sciences International, Inc (“BDSI”); provided, however, that if BEMA Granisetron is not the first BEMA-based product for which a NDA is filed with the FDA by or on behalf of BDSI following that date, then the applicable product shall be the first BEMA-based product for which a NDA is filed with the FDA by or on behalf of BDSI following the date of the settlement agreement, and (c) all attachments, additions, replacements, substitutions, and accessions and all proceeds thereof in any form.

As part of the convertible debt financing transaction, we also issued to Corps Real a Common Stock Purchase Warrant to purchase 5,882,353 shares of our common stock for an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like).

As of September 30, 2011, the outstanding principal amount of the Accentia Corps Real Note was $2.0 million.

Chapter 11 Plan of Reorganization

On November 17, 2010 (the “Effective Date”), we successfully completed our reorganization and formally exited Chapter 11 as a fully restructured organization. Through the provisions of the Plan, we were able to restructure the majority of our debt into a combination of long-term notes and equity, while preserving common shares held by existing shareholders.

The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan.

•

Laurus/Valens (Class 2): On the Effective Date, we issued to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”), (collectively, “Valens”) and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”), security agreements and term notes in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. Interest accrues on the Laurus/Valens Term Notes at the rate of eight and one-half percent (8.5%) per annum (with a twelve and one-half percent (12.5%) per annum default rate. The Laurus/Valens Term Notes mature on November 17, 2012, and may be prepaid at any time without penalty. The Laurus/Valens Term Notes are secured by a first lien on all of our assets, junior only to the liens granted under the Plan to holders of the Class 6 Plan Debentures (as defined below) and certain permitted liens. We pledged to Laurus/Valens (a) all of our equity interests in Analytica and (b) 20,115,818 shares of Biovest common stock owned us.

•

McKesson Corporation (Class 4): On the Effective Date, we issued a new promissory note in the original amount of $4,342,771 (the “Class 4 Plan Note”) to McKesson Corporation (“McKesson”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated), and the outstanding principal together with all accrued but unpaid interest, at a fixed rate of five percent (5%) per annum (with a ten percent (10%) per annum default rate) is due on such date. The Class 4 Plan Note is secured by a lien on 6,102,408 shares of Biovest common stock owned by us.

•

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank (Class 3): On the Effective Date, we issued a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of our previously-issued secured note to Southwest Bank of St. Louis f/k/a Missouri State Bank (“Southwest Bank”), as payment of our obligation to Southwest Bank prior to the Effective Date. We are not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of our common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned us. The Class 3 Plan Note matures on August 17, 2012 and interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum

•

September 2006 Debentures and Warrants (Class 5): On the Effective Date, we issued, in satisfaction of the secured debentures dated September 29, 2006 outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”) in the original aggregate principal amount of $3,109,880. The Class 5 Plan Debentures mature on May 17, 2012. We may (but are not obligated to) pay the Class 5 Plan Debentures in cash, or we may elect to pay through the conversion of outstanding principal and accrued interest into shares of our common stock. Subject to certain conditions, the holder may elect to exchange amounts due pursuant to the Class 5 Plan Debentures for shares of Biovest common stock owned by us. Interest accrues and is payable on the outstanding principal amount under the Class 5 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum. On the Effective Date, we also executed and delivered warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of our common stock or, subject to certain conditions, the holder may exercise by exchange the Class 5 Plan Warrants for shares of Biovest common stock owned by us. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share (b) a term of three (3) years from November 17, 2010, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 5 Plan Warrants. In connection with the Class 5 Debentures and Class 5 Warrants, we have pledged into an escrow account 14.4 million shares of the Biovest common stock held by us to be available to holders (on a pro rata basis), to secure the repayment of the Class 5 Debentures and the exercise of the Class 5 Warrants. The pledge agreement provides that the total number of shares of Biovest common stock transferable by us to the investors in the Class 5 Debentures, whether pursuant to the exchange of the Class 5 Debentures or exercise of the Class 5 Warrants, may not exceed 14.4 million shares in the aggregate.

•

February 2007 Notes and Warrants (Class 9): On the Effective Date, we issued, in satisfaction of the debentures dated February 28, 2007 outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original aggregate principal amount of $19,109,554. We are not obligated to pay the Class 9 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of our common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures. On the Effective Date, we also executed and delivered warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of our common stock. The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share, (b) a term of three (3) years from the Effective Date, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan.

•

January 2008 Notes and Warrants (Class 13): On the Effective Date, we issued, in satisfaction of the convertible preferred stock outstanding prior to the Effective Date, new promissory notes (the “Class 13 Plan Notes”) in the original aggregate principal amount of $4,903,644. The Class 13 Plan Notes mature on November 17, 2012 and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes. We have the option, but have no obligation to pay the Class 13 Plan Notes in cash at maturity and instead may pay through the conversion by the holders into shares of our common stock. On the Effective Date, we also executed and delivered warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of our common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share, (b) a term of three (3) years from November 17, 2010, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

•

June 2008 Debentures and Warrants (Class 6): On the Effective Date, we issued in satisfaction of the secured debentures dated June 17, 2008 outstanding prior to the Effective Date, new debentures (the “Class 6 Plan Debentures”) in the original aggregate principal amount of $9,730,459. The Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest, at a fixed rate of eight and one-half percent (8.50%) per annum is due in cash on such date. Each of the Class 6 Plan Debentures is secured by a lien on certain of our assets. On the Effective Date, we also executed and delivered warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of our common stock. The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share, (b) an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

•

Accentia Class 10 Plan Distributions: On the Effective Date, we became obligated to pay our unsecured creditors approximately $2.4 million in cash to holders of Class 10 claims under the Plan (the “Class 10 Plan Distributions”). The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum. Unsecured creditors holding an aggregate of $3,287,695 in Class 10 claims under the Plan elected to convert those Class 10 claims into our common stock valued at the average market price for our common stock over the ten trading days preceding the Effective Date. On the Effective Date, we issued 2,417,431 shares of our common stock to these Class 10 unsecured creditors at a conversion price equal to $1.36 per share.

•	Termination of Warrants and Issuance of Shares:

On the Effective Date, all of the following warrants were terminated and cancelled pursuant to the Plan:

•	the common stock purchase warrant dated August 16, 2005, issued by us to Laurus, for the purchase of up to 1,000,000 shares of our common stock at an exercise price of $2.67 per share;

•	the common stock purchase warrant dated September 29, 2006, issued by us to Laurus, for the purchase of up to 627,240 shares of our common stock at an exercise price of $2.75 per share;

•	the common stock purchase warrant dated October 31, 2007, issued by us to Laurus, for the purchase of up to 4,024,398 shares of our common stock at an exercise price of $2.67 per share;

•	the common stock purchase warrant dated January 18, 2008, issued by us to Valens I, for the purchase of up to 365,169 shares of our common stock at an exercise price of $2.67 per share; and

•	the common stock purchase warrant dated January 18, 2008, issued by us to Valens U.S., for the purchase of up to 196,629 shares of our common stock at an exercise price of $2.67 per share.

On the Effective Date, all of the following documents were terminated pursuant to the Plan:

•	all documents evidencing or relating to loans made by Laurus/Valens to us prior to the Effective Date;

•

that certain revolving credit agreement between Southwest Bank and us, dated as of December 30, 2005, that certain stock pledge agreement by and between us and Southwest Bank dated as of June 16, 2008, and all other documents executed in connection therewith;

•	all documents evidencing or relating to loans made by McKesson us prior to the Effective Date (with certain exceptions set forth in the Plan);

•	all documents evidencing or relating to the 8% secured convertible debentures due September 29, 2010, issued by us in September 2006, in the original aggregate principal amount of $25 million;

•

all documents evidencing or relating to the 8% original issue discount secured convertible debentures due June 19, 2011, issued by us in June 2008, in the original aggregate principal amount of $8,906,098.00;

•	all documents evidencing or relating to the 8% convertible debentures due February 28, 2017, issued by us in February 2007, in the original aggregate principal amount of $24,940,000.00; and

•	all documents evidencing or relating to our Series A-1 convertible preferred stock, par value $1.00 per share.

•

Royalty Interest Termination: On the Effective Date, we entered into a royalty termination agreement with Biovest which was acknowledged by Laurus/Valens, and provides for the termination of that certain Royalty Agreement by and between us and Biovest, dated as of October 31, 2006, as amended by a letter agreement dated February 5, 2008, as further amended, modified or supplemented thereafter in accordance with its terms.

•

Amendments to Articles of Incorporation and Bylaws: On the Effective Date, we amended and restated our articles of incorporation and our bylaws to incorporate provisions required by the Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code. As of the Effective Date, our second amended and restated articles of incorporation authorized us to issue up to 50,000,000 shares of preferred stock and up to 300,000,000 shares of common stock, and each share of our common stock outstanding immediately before the Effective Date will, under the terms of the Plan, remain outstanding after the Effective Date. The amendments to the articles of incorporation also included an elimination of the “classified” board of directors and a provision establishing the quorum required for action to be taken at an Annual Meeting of Shareholders at one-third (33.33%) of the number of shares issued and outstanding.

Biovest’s Chapter 11 Plan of Reorganization

On November 17, 2010 (the “Biovest Effective Date”), Biovest emerged from Chapter 11 protection, and Biovest’s Plan of Reorganization (the “Biovest Plan”) became effective. In connection with the emergence from bankruptcy, Biovest entered into a $7.0 million exit financing with an accredited investor group. The exit financing provided Biovest with working capital for general corporate and research and development activities and provided Biovest with capital to meet its near-term obligations under the Biovest Plan.

The following is a summary of certain material provisions of the Biovest Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Biovest Plan.

•

Exit Financing: On October 19, 2010, Biovest completed a financing as part of the Biovest Plan (the “Exit Financing”). Pursuant to the Exit Financing, Biovest issued secured convertible notes in the original aggregate principle amount of $7.0 million (the “Initial Notes”) and warrants to purchase shares of Biovest common stock to a total of twelve (12) accredited investors (the “Buyers”). Pursuant to the Exit Financing, Biovest issued two separate types of warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Biovest Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Biovest Plan for new unsecured notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants with the right to purchase an aggregate of 8,733,096 shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”). On December 22, 2010, all of the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of Biovest common stock were issued to the Buyers.

•

Corps Real-Biovest: On the Biovest Effective Date, Biovest executed and delivered in favor of Corps Real a secured convertible promissory note (the “Biovest Corps Real Note”) in an original principal amount equal to $2,291,560 which allows Biovest to draw up to an additional $0.9 million on the Biovest Corps Real Note. The Biovest Corps Real Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008. The Biovest Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets.

•

Laurus/Valens Secured Claims: On the Biovest Effective Date, Laurus/Valens, Biovest issued to Laurus/Valens two new term notes. One term note in the original aggregate principal amount of $24.9 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term A Notes”). The Laurus/Valens Term A Notes mature on November 17, 2012. A second term note, in the original aggregate principal amount of $4.16 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term B Notes”). The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will be secured by a lien on all of the Biovest’s assets, junior only to the priority lien to Corps Real and to certain permitted liens. On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing (discussed above).

•

Conversion of Our Secured Notes: On the Biovest Effective Date, the entire pre-petition claim including accrued interest (approximately $13.5 million) due from Biovest to us was converted into shares of Biovest common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of Biovest common stock.

•

2008 Secured Debentures: On the Biovest Effective Date, two holders of Biovest’s 2008 secured debentures, including one of Biovest’s directors and an entity affiliated with the Company’s CEO/Chairman, elected to convert their entire outstanding principal balance ($0.5 million) plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.66 per share resulting in the issuance of 331,456 shares of Biovest common stock. Another holder of Biovest’s 2008 secured debentures, elected to convert their entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of Biovest common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of Biovest’s 2008 secured debentures, Valens U.S., received consideration for their claim in accordance with the Laurus/Valens Term A and Term B Notes previously discussed.

•

Claims of Ronald E. Osman: On the Biovest Effective Date, the holder of Biovest’s May 9, 2008 promissory note, Ronald E. Osman, who is a Biovest director, elected to convert the entire outstanding principal balance under the promissory note (approximately $1.0 million) plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of Biovest common stock.

•

Plan Distributions to Unsecured Creditors (Class 8): On the Biovest Effective Date, Biovest became obligated to pay to Biovest’s unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum in one installment on March 27, 2014. These unsecured claims included the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities. This obligation has increased by $0.06 million due to an amendment made to Biovest’s listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to Biovest’s Phase 3 clinical trial for BiovaxID®.

Also on the Biovest Effective Date, Biovest issued to holders of approximately $3.5 million in principal amount of Class 8 unsecured claims who elected to receive payment in equity as provided in the Biovest Plan a total of 2.1 million shares of Biovest common stock, at an effective conversion rate equal to $1.66 per share.

•

Class 12 Equity Interests: Each of Biovest’s common stockholders on the Biovest Effective Date was deemed to receive one (1) share of reorganized Biovest common stock (the “Class 12 Plan Shares”) for each share of existing Biovest common stock held by such stockholder as of the Biovest Effective Date. Biovest’s Class 12 Plan Shares were deemed issued pursuant to Section 1145 of the Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws.

•

April 2006 NMTC Transaction: Biovest and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on April 25, 2006 (the “April 2006 NMTC Transaction”). In consideration for the termination, Telesis retained an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest and its affiliates was approved by the Bankruptcy Court in an order entered on December 1, 2010. As a result, our guaranty, Biovest’s guaranty, and all of Biovest’s subsidiary guaranties and all other obligations to all parties to the April 2006 NMTC transaction were terminated. Biovest has ceased all activities under the April 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC Transaction.

•

December 2006 NMTC Transaction: Biovest and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on December 8, 2006 (the “December 2006 NMTC Transaction”). In consideration for the termination, SLDC retained an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.16 million along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest was approved by the Bankruptcy Court in an order entered on December 1, 2010. As a result, our guaranty, Biovest’s guaranty, and all of Biovest’s subsidiary guaranties and all other obligations to all parties to the December 2006 NMTC transaction were terminated. Biovest has ceased all activities under the December 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

•	Termination of Warrants and Issuance of Shares: On the Biovest Effective Date, all of the following warrants (the “Laurus/Valens Warrants”) were terminated and cancelled:

•

the common stock purchase warrant dated March 31, 2006, issued by Biovest to Laurus, for the purchase of up to 18,087,889 shares of Biovest common stock at an exercise price of $0.01 per share. As of November 17, 2010, 13,371,358 remained outstanding and were thus terminated pursuant to the Plan; and

•

the common stock purchase warrant dated September 22, 2008, issued by Biovest to Valens U.S., for the purchase of up to 1,015,625 shares of Biovest common stock at an exercise price of $0.40 per share.

In consideration for the cancellation of the Laurus/Valens Warrants, on the Biovest Effective Date, Laurus/Valens received 14,834,782 shares of Biovest common stock (the “Laurus/Valens Plan Shares”). The Laurus/Valens Plan Shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws, but the transfer thereof is subject to certain restrictions and conditions set forth in the Plan.

•

Cancellation and Reduction of Royalty Interests: On the Biovest Effective Date and pursuant to the Biovest Plan, we terminated and cancelled all of our royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID® and Biovest’s other biologic products. As a result of the foregoing, the aggregate royalty obligation on BiovaxID and Biovest’s other biologic products was reduced from 35.25% to 6.30%. Additionally, Laurus/Valens’s royalty obligation on the AutovaxID® instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

•

Amendments to Articles of Incorporation or Bylaws: On the Biovest Effective Date, Biovest amended and restated its articles of incorporation and its bylaws to incorporate provisions required by the Biovest Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code. Pursuant to the Biovest Plan, Biovest granted Laurus/Valens the right, upon an event of default under Section 20(a) of that certain Term Loan and Security Agreement, executed on the Effective Date, by and among Laurus, the lenders party thereto, Biovest (after giving effect to any applicable grace period provided therein), to appoint and maintain one-third (1/3) of the total number of Biovest directors (thereafter, such right to appoint directors will continue notwithstanding Biovest’s cure of any such event of default until both the Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes have been paid in full).

The Qualifying Therapeutic Discovery Project:

On October 31, 2010, we, along with Biovest, separately received notices from the IRS that we along with Biovest were approved to receive a federal grant in the amount of approximately $0.24 million each under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the IRC, enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the U.S., or significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of Cyrevia™ and BiovaxID®.

Minneapolis (Coon Rapids), Minnesota Facility Lease:

On December 2, 2010, Biovest entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of Biovest’s existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease has an initial term of ten years, with provisions for extensions thereof, and will allow Biovest to continue and to expand its operations in the Minneapolis (Coon Rapids) facility which it has occupied for over 25 years. The Lease also contains provisions regarding a strategic collaboration whereby the Landlord, with cooperation in the form of government grant loans from the City of Coon Rapids and the State of Minnesota, has agreed to construct certain improvements to the leased premises to allow Biovest to perform good manufacturing practices (“GMP”) manufacturing of biologic products in the Minneapolis (Coon Rapids) facility, with the costs of the construction to be amortized over the term of the Lease. In connection with the Lease, Biovest issued to the Landlord a warrant (the “Warrant”) to purchase up to one million shares of Biovest common stock, vesting sixty days from the date of issuance, with an initial exercise price of $1.21 per share and a term of five years from the earlier to occur of (i) the date that the shares underlying the warrant become registered (Biovest has agreed to file a registration statement including the shares underlying the Warrant within one year of the date of issuance) or (ii) the date that the shares become otherwise freely-tradable pursuant to Rule 144. Resale of the underlying shares is subject to restrictions pursuant to Rule 144 and certain agreed lock-up provisions.

Minnesota Promissory Notes

On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund, which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. Biovest issued two secured promissory notes (the “Minnesota Promissory Notes”) in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. The Minnesota Promissory Notes bear interest as follows, yielding an effective interest rate of 4.1%:

•	Months 1-60 at 2.5% interest,

•	Months 61-80 at 5.0% interest,

•	Months 81-100 at 7.0% interest, and

•	Months 101-120 at 9.0% interest.

Biovest may prepay the Minnesota Promissory Notes at any time prior to maturity without penalty. Proceeds from the transaction in the amount of $0.353 million were used to fund capital improvements made to the Biovest’s existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Cash Resources

Our cash and cash equivalents were $0.4 million at September 30, 2011 compared with $0.6 million at September 30, 2010.

Net cash flows from operating activities:

During the year ended September 30, 2011, we incurred a net loss of $15.7 million. Included in the net loss were several non-cash items as described below:

•

A charge in the amount of $16.3 million for employee share-based compensation. Upon confirmation of our Plan, a number of incentive stock options previously issued to our employees and directors became vested, resulting in this non-cash charge for the grant-date fair value of the options that became vested.

•	An increase in accrued expenses of $3.2 million, which is primarily a result of accrued interest on outstanding debt.

•	Accretion of debt discounts of $1.9 million.

•	Gain on reorganization of $12.7 million.

During the year ended September 30, 2010, we incurred a net loss of $48.2 million. Included in the net loss were several non-cash items as described below:

•	Accretion of capitalized finance costs of $6.2 million.

•	Derivative loss of $28.8 million.

•

An increase in accrued expenses of $6.0 million primarily due to an increase in accrued interest on outstanding debt. Although all interest payments on our prepetition debt have been stayed through our Chapter 11 proceedings, we continued to accrue interest at the contractual rate on our obligations. These amounts may be subject to compromise through our Plan.

Net cash flow from investing activities:

For the year ended September 30, 2011, cash flows used in investing activities were approximately $0.8 million. Biovest made significant improvements to their leased facility in Minneapolis (Coon Rapids), Minnesota. While the majority of these improvements (approximately $1.0 million) were financed by the Landlord, Biovest did reimburse the Landlord for certain leasehold improvements. Additionally, Biovest purchased equipment to assist in the analyses of the data obtained from its Phase 2 and Phase 3 clinical trials as Biovest plans to seek accelerated and/or conditional approval from the FDA and other regulatory agencies.

For the year ended September 30, 2010, cash flows used in investing activities were $0.072 million for the acquisition of furniture, equipment, and leasehold improvements.

Net cash flow from financing activities:

Financing activities for the year ended September 30, 2011 included the following:

•

Biovest’s issuance of long term debt resulting in proceeds of $7.4 million. The Exit Financing discussed above resulted in $7.0 million in proceeds, while Minnesota Promissory Notes also discussed above resulted in $0.4 million in proceeds.

•	Biovest’s payment of deferred finance costs of $1.1 million.

•	Biovest’s prepayment of $1.4 million pursuant to the terms of the Laurus Term A Notes issued as part the Biovest Plan.

•	Our issuance of related party debt of $2.3 million, which includes the $2.0 million in principal from the Accentia Corps Real Note (discussed above) received by September 30, 2011.

There were no significant financing activities during the year ended September 30, 2010.

Funding Requirements

We expect to devote substantial resources to further our commercialization efforts for our late-stage clinical products including regulatory approvals of Cyrevia™ , BiovaxID®, and SinuNasal™ and to further develop and commercialize AutovaxID®. Our future funding requirements and our ability to raise additional capital will depend on factors that include:

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

•	the timing, receipt and amount of sales, if any, from our products in development;

•	the cost of manufacturing (paid to third parties) of our licensed products, and the cost of marketing and sales activities of those products;

•	the continued willingness of our vendors to provide trade credit on historical terms;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development; and

•	the receptivity of the financial market to biopharmaceutical companies.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet financing arrangements.

Fluctuations and Operating Results

We anticipate that our results of operations will fluctuate from quarter to quarter for several reasons, including:

•	the timing and extent of our development activities and clinical trials for Cyrevia™, BiovaxID® and any biopharmaceutical products that we may develop in the future;

•	the timing and outcome of our applications for regulatory approval for our product candidates;

•	the sale of assets and business of our wholly-owned operating subsidiary, Analytica (see Note 21 in the accompanying notes to the consolidated financial statements);

•	the timing and extent of our adding new employees and infrastructure; and

•	the timing of any milestone payments, license fees, or royalty payments that we may be required to make.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported net sales and expenses during the reporting periods.

The accounting policies previously discussed are considered by our management to be critical to an understanding of our consolidated financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. For all of these policies, management cautions that future events rarely develop exactly as forecast and that best estimates routinely require adjustment. Accordingly, actual results may differ from our estimates under different assumptions or conditions and could materially impact our financial condition or results of operations.

While our significant accounting policies are more fully described in our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following critical accounting policies, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results:

•

Revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to the estimated total contract costs for each contract. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

•

Contract costs related to cell culture production include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. We believe that actual costs incurred in contract cell production services is the best indicator of the performance of the contractual obligations, because the costs relate primarily to the amount of labor incurred to perform such services. The deliverables inherent in each of our cell culture production contracts are not output driven, but rather are driven by a pre-determined production run. The duration of our cell culture production contracts range typically from 2 to 14 months.

•

We maintain provisions for estimated losses resulting from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required.

•

In assessing the recoverability of our amounts recorded as intangible assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, we may be required to record impairment charges.

•

We account for stock-based compensation based on ASC Topic 718 – Stock Compensation, which requires expensing of stock options and other share-based payments based on the fair value of each option awarded. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

•

The consolidated financial statements represent the consolidation of wholly-owned companies and interests in joint ventures where we have had a controlling financial interest or have been determined to be the primary beneficiary under ASC Topic 810 – Consolidation. All significant inter-company balances and transactions have been eliminated.

•

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

•

In selecting the appropriate technique(s) to measure the fair values of our derivative financial instruments, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to calculate the fair value of these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, management projects and discounts future expected cash flows to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments classified as liabilities are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission (“SEC”) that permit non-accelerated filers like us to provide only management’s report.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees and directors of our company and our subsidiaries. The text of the Code of Business Conduct and Ethics is posted on our website at www.accentia.net in the “Investor Relations” section.

The information required by this Item regarding executive officers is set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans as of September 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	25,156,998	$0.81	13,086,532

Total	25,156,998	$0.81	13,086,532

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

See Index to Financial Statements on page F-1.

(2)	Supplemental Schedules

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Number	Description

3.1	Amended and Restated Bylaws of Accentia Biopharmaceuticals, Inc. (“Accentia”), effective November 17, 2010 (filed as Exhibit 3.1 to Accentia’s Form 8-K filed November 23, 2010 and incorporated herein by reference).

3.2	Amended and Restated Articles of Incorporation of Accentia, effective November 17, 2010 (filed as Exhibit 3.2 to Accentia’s Form 8-K filed November 23, 2010 and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	First Amended Joint Plan of Reorganization of Accentia Biopharmaceuticals, Inc., Analytica International, Inc., TEAMM Pharmaceuticals, Inc., AccentRx, Inc., and Accentia Specialty Pharmacy, Inc. Under Chapter 11 of Title 11, United States Code (filed as Exhibit 10.1 to Accentia’s Form 8-K filed November 2, 2010 and incorporated herein by reference).

4.3	First Modification to First Amended Joint Plan of Reorganization of Accentia Biopharmaceuticals, Inc., Analytica International, Inc., TEAMM Pharmaceuticals, Inc., AccentRx, Inc., and Accentia Specialty Pharmacy, Inc. Under Chapter 11 of Title 11, United States Code (filed as Exhibit 10.2 to Accentia’s Form 8-K filed November 2, 2010 and incorporated herein by reference).

10.1	Exclusive Agreement, dated September 17, 2004, between Accentia and The Board of Trustees of the Leland Stanford Junior University (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.2	Investment Agreement, dated April 10, 2003, between Accentia and Biovest International, Inc. (“Biovest”), as amended (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.3	Cooperative Research and Development Agreement, dated May 27, 1999, between Accentia and The National Cancer Institute, as amended by that certain amendment dated April 6, 2005 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.4(a)	2003 Stock Option Plan, as amended (filed as Exhibit 10.23 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.5(a)	2005 Equity Incentive Plan (filed as Exhibit 10.35 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.6	Form of Warrant for Purchase of Common Stock granted by Accentia to Common Stock Holder (filed as Exhibit 10.32 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.7	Warrant Purchase Agreement, dated December 1, 1998, between Accentia and McKesson Corporation (filed as Exhibit 10.41 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

Number	Description

10.8	Lease Agreement, dated November 2004, between Accentia and Bay Villa Developers, Inc., as General Partner for Hyde Park Plaza Associates, Ltd. (filed as Exhibit 10.64 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.9	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Dennis L. Ryll (filed as Exhibit 10.28 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.10	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Steven J. Stogel (filed as Exhibit 10.29 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.11	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Donald L. Ferguson (filed as Exhibit 10.30 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.12	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Ronald E. Osman (filed as Exhibit 10.31 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.13	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Hopkins Capital Group II, LLC (filed as Exhibit 10.32 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.14	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Alan M. Pearce (filed as Exhibit 10.33 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.15	Common Stock Purchase Warrant, dated December 14, 2006, issued by Biovest to Steven R. Arikian (filed as Exhibit 10.34 to Accentia’s Form 8-K filed December 14, 2006 and incorporated herein by reference).

10.16	Sublicense Agreement, dated February 28, 2007, between Accentia and Revimmune, LLC (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

10.17	Order Confirming First Amended Joint Plan of Reorganization of Accentia, Analytica International, Inc., TEAMM Pharmaceuticals, Inc., AccentRx, Inc., and Accentia Specialty Pharmacy, Inc. Under Chapter 11 of Title 11, United States Code dated as of August 16, 2010, as Modified, Pursuant to 11 U.S.C. §1129 (filed as Exhibit 10.3 to Accentia’s Form 8-K filed November 2, 2010 and incorporated herein by reference).

10.18	Notice of Effectiveness, dated November 17, 2010 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed November 23, 2010 and incorporated herein by reference).

10.19(b)	Agreement, with effective date of November 29, 2010, between Accentia and Baxter Healthcare Corporation (filed as Exhibit 10.1 to Accentia’s Form 8-K filed December 3, 2010 and incorporated herein by reference).

10.20	Addendum to Agreement, with effective date of November 29, 2010, between Accentia and Baxter Healthcare Corporation (filed as Exhibit 10.2 to Accentia’s Form 8-K filed December 3, 2010 and incorporated herein by reference).

10.21(a)	2010 Equity Incentive Plan (filed as Exhibit 10.182 to Accentia’s Form 10-K filed December 14, 2010 and incorporated herein by reference).

10.22	Term Loan and Security Agreement, dated November 17, 2010, between Accentia and among LV Administrative Services, Inc., the Lenders (filed as Exhibit 10.2 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.23	Secured Term Note, dated November 17, 2010, between Accentia and Erato Corp. (filed as Exhibit 10.3 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.24	Secured Term Note, dated November 17, 2010, between Accentia and PSource Structured Debt Limited (filed as Exhibit 10.4 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.25	Secured Term Note, dated November 17, 2010, between Accentia and Valens Offshore SPV II, Corp. (filed as Exhibit 10.5 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.26	Secured Term Note, dated November 17, 2010, between Accentia and Valens U.S. SPV I, LLC (filed as Exhibit 10.6 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.27	Warrant Termination Agreement, dated November 17, 2010, between Accentia and Laurus Master Fund, Ltd. (in liquidation) (filed as Exhibit 10.7 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

Number	Description

10.28	Warrant Termination Agreement, dated November 17, 2010, between Accentia and Valens Offshore SPV I, Ltd. (filed as Exhibit 10.8 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.29	Warrant Termination Agreement, dated November 17, 2010, between Accentia and Valens U.S. SPV I, LLC (filed as Exhibit 10.9 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.30	Guaranty, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Analytica International, Inc. (filed as Exhibit 10.10 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.31	Stock Pledge Agreement (Biovest Common Stock), dated November 17, 2010, between Accentia and LV Administrative Services, Inc. (filed as Exhibit 10.11 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.32	Stock Pledge Agreement (Analytica Common Stock), dated November 17, 2010, between Accentia and LV Administrative Services, Inc. (filed as Exhibit 10.12 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.33	Security Agreement, dated November 17, 2010, between Analtyica International, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.13 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.34	Grant of Security Interest in Intellectual Property Agreement, dated November 17, 2010, between Analtyica International, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.14 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.35	Grant of Security Interest in Intellectual Property Agreement, dated November 17, 2010, between Accentia and LV Administrative Services, Inc. (filed as Exhibit 10.15 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.36	Form of 8.5% Secured Convertible Debenture Due May 17, 2012, dated November 17, 2010 (Class 5) (filed as Exhibit 10.16 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.37	Form of Common Stock Purchase Warrant (Class 5), dated November 17, 2010 (filed as Exhibit 10.17 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.38	Form of Pledge Agreement, dated November 17, 2010 (Class 5) (filed as Exhibit 10.18 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.39	Form of Subsidiary Guarantee, dated November 17, 2010 (Class 5) (filed as Exhibit 10.19 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.40	Form of 8.5% Secured Convertible Debenture Due November 17, 2012, dated November 17, 2010 (Class 6) (filed as Exhibit 10.20 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.41	Form of Common Stock Purchase Warrant (Class 6), dated November 17, 2010 (filed as Exhibit 10.21 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.42	Form of Security Agreement (Class 6), dated November 17, 2010 (filed as Exhibit 10.22 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.43	Form of Subsidiary Guarantee (Class 6), dated November 17, 2010 (filed as Exhibit 10.23 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.44	Form of Convertible Debenture Due November 17, 2012, dated November 17, 2010 (Class 9) (filed as Exhibit 10.24 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.45	Form of Common Stock Purchase Warrant (Class 9), dated November 17, 2010 (filed as Exhibit 10.25 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.46	Form of Class 13 Plan Convertible Note, dated November 17, 2010 (filed as Exhibit 10.26 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.47	Form of Common Stock Purchase Warrant (Class 13), dated November 17, 2010 (filed as Exhibit 10.27 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.48	Resignation Settlement, dated December 31, 2010, between Accentia and Alan M. Pearce (filed as Exhibit 10.28 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

Number	Description

10.49	Lease, dated December 2, 2010, between Biovest and JMS Holdings, LLC (filed as Exhibit 10.212 to Accentia’s Form S-1 filed February 18, 2011 and incorporated herein by reference).

10.50(a)	Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 4.3 to Accentia’s Form S-8 filed March 25, 2011 and incorporated herein by reference).

10.51	Secured Promissory Note, dated June 13, 2011, between Accentia and Corps Real, LLC (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 14, 2011 and incorporated herein by reference).

10.52	Common Stock Purchase Warrant, dated June 13, 2011, issued by Accentia to Corps Real, LLC (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 14, 2011 and incorporated herein by reference).

10.53	Security Agreement, dated June 13, 2011, by Accentia in favor of Corps Real, LLC (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 14, 2011 and incorporated herein by reference).

10.54	Escrow Agreement, dated June 13, 2011 among Accentia, Corps Real, LLC, and Escrow Agent thereto (filed as Exhibit 10.4 to Accentia’s Form 8-K filed June 14, 2011 and incorporated herein by reference).

10.55	Plan Convertible Promissory Note, dated November 17, 2010, between Accentia and Dennis Ryll (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed August 12, 2011 and incorporated herein by reference).

10.56	Stock Pledge Agreement, dated November 17, 2010, between Accentia and Dennis Ryll (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed August 12, 2011 and incorporated herein by reference).

10.57	Royalty Termination Agreement, dated November 17, 2010, between Biovest and Accentia Biopharmaceuticals, Inc.

10.58	Class 4 Plan Promissory Note, dated November 17, 2010, between Accentia and McKesson Corporation.

10.59	Stock Pledge Agreement, dated November 17, 2010, between Accentia and McKesson Corporation.

10.60(b)	Asset Purchase Agreement, dated October 31, 2011, between Accentia, Analytica International, Inc., LA-SER Alpha Group Sarl and a wholly owned subsidiary of LA-SER Alpha Group Sarl.

10.61	Agreement, dated November 2, 2011, between Accentia, Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc.

10.62	Loan Security Termination Agreement, dated December 15, 2011, between Biovest International, Inc., Accentia, LV Administrative Services, Inc., as Administrative and Collateral Agent for Laurus Master Fund Ltd. (In Liquidation), Calliope Capital Corp., as assignee of Erato Corp., PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., and Valens Offshore SPV II, Corp.

10.63	Loan Prepayment, Modification and Security Termination Agreement, dated December 15, 2011, between Accentia, LV Administrative Services, Inc., as Administrative and Collateral Agent for Laurus Master Fund Ltd. (In Liquidation), Calliope Capital Corp., as assignee of Erato Corp., PSource Structured Debt Limited, Valens U.S. SPV I, LLC, and Valens Offshore SPV II, Corp.

10.64	Amended and Restated Secured Term Note, dated December 15, 2011, between Accentia and Calliope Capital Corp., as successor by merger to Erato Corp.

10.65	Amended and Restated Secured Term Note, dated December 15, 2011, between Accentia and PSource Structured Debt Limited

10.66	Amended and Restated Secured Term Note, dated December 15, 2011, between Accentia and Valens Offshore SPV II, Corp.

10.67	Amended and Restated Secured Term Note, dated December 15, 2011, between Accentia and Valens U.S. SPV I, LLC

Number	Description

21	Subsidiaries of Accentia.

31.1	Certifications of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certifications of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**+	The following financial information from Accentia Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Operations for the years ended September 30, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Deficit for the years ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

(a)	Indicates management contract or compensatory plan
(b)	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
+	Submitted electronically with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCENTIA BIOPHARMACEUTICALS, INC.

By:	/S/ FRANCIS E. O’DONNELL, JR.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ GARRISON J. HASARA
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: December 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

Signature		Title	Date

By:	/S/ FRANCIS E. O’DONNELL, JR.	Chief Executive Officer; Chairman of the Board; Director (Principal Executive Officer)	December 19, 2011
Francis E. O’Donnell, Jr., M.D.

By:	/S/ GARRISON J. HASARA	Acting Chief Financial Officer; Controller (Principal Financial Officer and Principal Accounting Officer)	December 19, 2011
Garrison J. Hasara, CPA

By:	/S/ EDMUND C. KING	Director	December 19, 2011
Edmund C. King

By:	/S/ DAVID M. SCHUBERT	Director	December 19, 2011
David M. Schubert

By:	/S/ WILLIAM S. POOLE	Director	December 19, 2011
William S. Poole

By:	/S/ CHRISTOPHER C. CHAPMAN	Director	December 19, 2011
Christopher C. Chapman, M.D.

Accentia Biopharmaceuticals, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Accentia Biopharmaceuticals, Inc. and Subsidiaries Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Accentia Biopharmaceuticals, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2011 and 2010. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred cumulative net losses of approximately $63.9 million during the two years ended September 30, 2011, and had a working capital deficiency of approximately $29.0 million at September 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Tampa, Florida

December 19, 2011

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$420,540	$558,452
Accounts receivable:
Trade, net of allowance for doubtful accounts of $8,000 at September 30, 2011 and September 30, 2010	1,322,507	1,287,363
Related party	—	—
Inventories	531,999	417,087
Unbilled receivables	—	151,303
Due from related parties	22,750	—
Deferred finance costs	108,326	16,077
Prepaid expenses and other current assets	171,230	243,998
Current assets of discontinued operations	289,945	—

Total current assets	2,867,297	2,674,280

Goodwill	—	893,000
Intangible assets	13,214	1,083,962
Furniture, equipment and leasehold improvements, net	796,238	142,276
Deferred finance costs, less current portion	—	—
Other assets	692,663	216,791
Non-current assets of discontinued operations	1,544,602	—

	$5,914,014	$5,010,309

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of convertible long-term debt	$16,552,623	$1,139,817
Current maturities of other long-term debt	3,679,852	—
Accounts payable	863,294	—
Accrued expenses	499,463	1,269,395
Accrued interest	478,856	—
Reserve for unresolved claims	6,155,506	—
Unearned revenues	—	263,778
Notes payable, related parties	—	2,041,005
Customer deposits	115,554	134,613
Derivative liabilities	2,583,478	1,844,200
Current liabilities of discontinued operations	340,000	—

Total current liabilities	31,268,626	6,692,808

Long-term convertible promissory notes, net of current maturities	14,713,745	—
Convertible promissory notes, related party	1,223,154	—
Other long-term debt, net of current maturities	42,264,453	—
Long-term accrued interest	3,503,149	—
Liabilities subject to compromise	—	143,570,128

Total liabilities	92,973,127	150,262,936

Commitments and contingencies (Note 18)	—	—

Series A convertible redeemable preferred stock, $1.00 par value; 8,950 shares authorized; 7,529 shares issued and outstanding as of September 30, 2010	—	7,528,640

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 74,732,534 shares issued and 73,184,398 outstanding at September 30, 2011; and 58,243,115 shares issued and 50,048,208 shares outstanding at September 30, 2010	74,733	58,048
Treasury stock, 1,548,136 and 194,907 shares, September 30, 2011 and September 30, 2010	(1,496,417)	(170,057)
Additional paid-in capital	260,730,525	203,828,364
Accumulated deficit	(333,870,254)	(325,882,720)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.	(74,561,413)	(122,166,365)
Non-controlling interests	(12,497,700)	(30,614,902)

	(87,059,113)	(152,781,267)

	$5,914,014	$5,010,309

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2011	2010
Net Sales:
Products	$2,363,646	$4,160,095
Services	1,272,610	1,196,073
Grant revenue	319,667	—

Total net sales	3,955,923	5,356,168

Cost of sales:
Products	1,454,809	1,959,935
Services	962,900	941,434
Grants	72,011	—

Total cost of sales (exclusive of amortization of acquired product rights)	2,489,720	2,901,369

Gross margin	1,466,203	2,454,799

Operating expenses:
Research and development	2,230,736	1,303,638
Royalty	30,000	20,000
Sales and marketing	131,694	119,619
General and administrative	20,245,311	4,221,242
Impairment of intangible assets and goodwill	—	394,570

Total operating expenses	22,637,741	6,059,069

Operating loss	(21,171,538)	(3,604,270)
Other income (expense):
Interest expense, including change in fair market value of convertible debentures	(8,093,296)	(16,659,590)
Derivative gain (loss)	1,058,012	(28,783,951)
Other income	23,124	596,769

Loss before reorganization items, non-controlling interest in losses from variable interest entities, discontinued operations and income taxes	(28,183,698)	(48,451,042)
Reorganization items:
Professional Fees	(375,999)	(1,070,276)
Gain on reorganization	12,732,454	59,188
Provision for indemnity agreements	—	2,061,818

	12,356,455	1,050,730
Loss before discontinued operations, income taxes, and non-controlling interest	(15,827,243)	(47,400,312)
Income (loss) from discontinued operations	178,907	(807,076)

Loss before income taxes and non-controlling interest	(15,648,336)	(48,207,388)
Income taxes	(4,705)	(3,156)

Net loss	(15,653,041)	(48,210,544)
Loss from non-controlling interest from variable interest entities and subsidiary	4,099,965	411,711

Net loss attributable to Accentia Biopharmaceuticals, Inc.	(11,553,076)	(47,798,833)
Preferred stock dividend	—	(2,332,505)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued)

	For the Years Ended September 30,
	2011	2010
Loss attributable to common shareholders	$(11,553,076)	$(50,131,338)

Weighted average shares outstanding, basic and diluted	68,444,627	58,048,208

Per share amounts, basic and diluted:
Loss from continuing operations	$(0.23)	$(0.82)
Loss from discontinued operations	—	(0.01)
Loss attributable to common stockholders per common share	$(0.17)	$(0.86)

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Balances, October 1, 2009	58,048,208	$58,048	$205,100,477	$(170,057)	$(277,838,822)	$(27,363,392)	$(100,213,746)
Share-based compensation	—	—	482,313	—	—	—	482,313
Cumulative effect of change in accounting principle	—	—	(2,154,426)	—	(752,359)	—	(2,906,785)
Biovest shares issued in settlement agreement	—	—	400,000	—	—	—	400,000
Accretion of preferred stock liability	—	—	—	—	(2,332,505)	—	(2,332,505)
Net loss for the year	—	—	—	—	(44,959,034)	(3,251,510)	(48,210,544)

Balances, September 30, 2010	58,048,208	$58,048	$203,828,364	$(170,057)	$(325,882,720)	$(30,614,902)	$(152,781,267)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR YEAR ENDED SEPTEMBER 30, 2011 AND 2010

(Continued)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Balances, October 1, 2010	58,048,208	$58,048	$203,828,364	$(170,057)	$(325,882,720)	$(30,614,902)	$(152,781,267)
Reclassification upon dissolution of variable interest entities	—	—	—	—	3,565,534	(3,565,534)	—
Biovest warrants issued			1,247,582				1,247,582
Accentia warrants issued			696,049				696,049
Share-based compensation	1,566,000	1,566	16,305,172	—	—	—	16,306,738
Reclassification of derivative liability to equity	—	—	35,457,696	—	—	—	35,457,696
Reclassification of beneficial conversion feature, Accentia	—	—	598,069	—	—	—	598,069
Reclassification of beneficial conversion feature, Biovest	—	—	2,138,789	—	—	—	2,138,789
Accentia shares issued on effective date upon the conversion of debt	10,072,644	10,073	13,698,945	—	—	—	13,709,018
Accentia shares issued upon the conversion of promissory notes	4,029,221	4,030	2,608,736	—	—	—	2,612,766
Accentia shares issued upon the resolution of disputed claims	806,843	807	419,834	—	—	—	420,641
Accentia shares issued for interest	153,368	153	60,556	—	—	—	60,709
Accentia shares issued for services	56,250	56	40,444	—	—	—	40,500
Treasury shares received on effective date	—	—	—	(1,326,360)	8		(1,326,352)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR YEAR ENDED SEPTEMBER 30, 2011 AND 2010

(Continued)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Biovest shares issued on effective date for conversion of debt	—	—	6,631,156	—	—	—	6,631,156
Biovest shares issued upon conversion of debt	—	—	1,383,724	—	—	—	1,383,724
Biovest shares issued for interest	—	—	459,169	—	—	—	459,169
Biovest shares issued upon the exercise of employee stock options	—	—	6,000	—	—	—	6,000
Accentia owned Biovest shares tendered in payment of Accentia debt	—	—	932,941	—	—	—	932,941
Adjustment to non-controlling interest for change in ownership of majority-owned subsidiary	—	—	(25,782,701)	—	—	25,782,701	—
Net loss for the period	—	—	—	—	(11,553,076)	(4,099,965)	(15,653,041)

Balances, September 30, 2011	74,732,534	$74,733	$260,730,525	$(1,496,417)	$(333,870,254)	$(12,497,700)	$(87,059,113)

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended September 30,
	2011	2010
Cash flows from (used in) operating activities:
Net loss	$(15,653,041)	$(48,210,544)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	102,976	273,870
Amortization	458,790	318,395
Impairment of intangibles	—	94,133
Impairment of goodwill	—	300,437
Share-based compensation	16,306,738	482,313
Accretion of debt discounts	1,926,550	6,186,111
Accretion of royalty liability	—	617,690
Accretion of capitalized finance costs	967,338	1,149,773
Derivative (gain) loss	(1,058,012)	28,783,951
Change in fair market value adjustment of convertible debentures (charged to interest expense)	—	2,955,701
Issuance of common stock warrants for finance costs	1,247,582	—
Issuance of common stock shares for services	40,500	—
Issuance of common stock shares for interest expense	434,415	—
Gain on settlement	(827,196)	(342,001)
Proceeds from settlement	—	2,500,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(35,144)	125,193
Inventories	(114,912)	92,200
Unbilled receivables	105,616	1,352,566
Prepaid expenses and other current assets	6,874	140,843
Other assets	(483,541)	74,857
Assets from discontinued operations	(178,213)	—
Accounts payable	480,176	(741,308)
Accrued expenses	3,157,337	5,960,395
Unearned revenues	—	(691,859)
Customer deposits	(8,619)	(73,944)
Liabilities from discontinued operations	65,782	—

Net cash flows from operating activities before reorganization items	6,941,996	1,348,772

Reorganization items:
Gain on reorganization plan	(12,732,454)	(59,188)
(Decrease) increase in accrued professional fees	(325,333)	352,000
Change in provision for indemnity agreements	—	(2,061,818)

	(13,057,787)	(1,769,006)

Net cash used in operating activities	(6,115,791)	(420,234)

Cash flows from (used in) operating activities:
Acquisition of furniture, equipment, and leasehold improvements	(789,065)	(72,133)

Net cash used in investing activities	$(789,065)	$(72,133)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Years ended September 30,
	2011	2010
Cash flows from financing activities:

Proceeds from long-term notes	$7,353,000	$—
Proceeds (payments) made to related party	(30,459)	125,469
Proceeds from exercise of employee stock options	6,000	—
Payment of long-term debt	(1,718,596)	—
Payment of financing costs	(1,059,587)	(40,000)
Payment on related party notes	(33,414)	—
Proceeds from related party notes	2,250,000	640,000

Net cash flows from financing activities	6,766,944	725,469

Net change in cash and cash equivalents	(137,912)	233,102
Cash and cash equivalents at beginning of period	558,452	325,350

Cash and cash equivalents at end of period	$420,540	$558,452

Supplemental cash flow information:
Cash paid for:
Interest	$209,000	$203,000

Supplemental disclosure of non-cash financing activity:
Cumulative effect of change in accounting principle	—	2,906,785
Biovest shares issued in settlement agreement	—	400,000
Biovest warrants issued	1,247,582	—
Accentia warrants issued	696,049	—
Reclassification of derivative to equity	35,457,696	—
Reclassification of beneficial conversion feature, Accentia	598,069	—
Reclassification of beneficial conversion feature, Biovest	2,138,789	—
Accentia shares issued on the Effective Date upon the conversion of debt	13,709,018	—
Accentia shares issued upon the conversion of promissory notes	2,655,145	—
Accentia shares issued upon the resolution of disputed claims	420,641	—
Accentia shares issued for interest to related party	18,333	—
Biovest shares issued on effective date upon the conversion of debt	6,631,156	—
Biovest shares issued upon the conversion of debt	1,383,724	—
Biovest shares issued for interest	459,169	—
Accentia owned Biovest shares tendered in payment of Accentia debt	932,941	—

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1. Company overview and summary of significant accounting policies:

Business and organization

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (OTCQB: “ABPI”) (the “Company” or “Accentia”) is a biotechnology company that is developing Cyrevia™ (formerly named, Revimmune™) as a comprehensive system of care for the treatment of autoimmune diseases. The Company is also developing the SinuNasal™ Lavage System as a medical device for the treatment of chronic sinusitis. Additionally, through the Company’s majority-owned subsidiary, Biovest International, Inc. (“Biovest”), the Company is developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically, follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers and AutovaxID®, an instrument for the production of a broad range of patient-specific medicines, such as BiovaxID and potentially for various vaccines, including vaccines for influenza and other contagious diseases.

Cyrevia™ is being developed to treat various autoimmune diseases. Cyrevia’s active ingredient is cyclophosphamide, which is already approved by the Food and Drug Administration (“FDA”) to treat disorders other than autoimmunity. The Company is seeking to repurpose cyclophosphamide to treat autoimmune disease as part of a comprehensive system of care.

The SinuNasal™ Lavage System (“SinuNasal”) is being developed as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”), also sometimes referred to as chronic rhinosinusitis. SinuNasal is believed to provide benefit by delivering a proprietary buffered irrigation solution (patent pending) to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

BiovaxID® is being developed by the Company’s majority-owned subsidiary, Biovest as an active immunotherapy to treat certain forms of lymphoma. BiovaxID has completed two Phase 2 clinicial trials and one Phase 3 clinical trial.

AutovaxID® is automated cell culture production instrument being developed and commercialized by the Company’s majority owned subsidiary, Biovest for the production of cancer vaccines and other personalized medicines and potentially for a wide range of other vaccines.

Since 1997, through the Company’s wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), Analytica has conducted a global research and strategy consulting business that provides services to the pharmaceutical and biotechnology industries. On December 15, 2011, the Company closed on the definitive agreement, selling the assets and business of Analytica to a third-party (See Note 21 Subsequent Event).

On November 10, 2008, the Company and its wholly-owned subsidiaries, Analytica, TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”), AccentRx, Inc. (“AccentRx”), and Accentia Specialty Pharmacy (“ASP”) (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization and on October 25, 2010, the Company filed its First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1. Company overview and summary of significant accounting policies (continued):

Principles of consolidation

The Company consolidates all entities controlled by ownership of a majority interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia and its wholly-owned subsidiaries, Analytica, TEAMM, AccentRx, and ASP; its majority-owned subsidiary, Biovest (and its consolidated entities), and Revimmune, LLC, an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Variable interest entities

The Company evaluates all significant arrangements and relationships for indications of variable interest entities (“VIEs”) pursuant to generally accepted accounting principles (“GAAP”). During April 2006 and December 2006, the Company entered into financing arrangements with Biovest that involved entities that met the definition of VIEs. As a result, the Company and Biovest were required to consolidate these entities and reflect the non-controlling interest in its consolidated financial statements as of and for the years ended September 30, 2011 and 2010. The 2011 and 2010 consolidated financial statements include the VIEs as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC (collectively, the “Biovest VIEs”) and Revimmune, LLC. As a result of Biovest’s Plan of Reorganization (described below), all interests in the Biovest VIEs were liquidated as of Biovest’s Plan of Reorganization’s effective date. Also as a result of Biovest’s Plan of Reorganization’s, the Biovest’s subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC (collectively, the “Biovest Subsidiaries”) were also liquidated as of Biovest’s Plan of Reorganization’s effective date. Accordingly, the consolidated financial statements include the results of the Biovest VIEs and Biovest Subsidiaries through November 17, 2010.

Voluntary Petition for Bankruptcy

Accounting Standards Codification (“ASC”) Topic 852-Reorganizations is applicable to companies in Chapter 11, does not change the manner in which consolidated financial statements are prepared. However, it does require that the consolidated financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 on November 10, 2008, through its emergence from Chapter 11 protection on November 17, 2010. The Company has segregated those items as outlined above for all reporting periods between such dates.

Use of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three (3) months or less to be cash equivalents.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1. Company overview and summary of significant accounting policies (continued):

Accounts receivable, concentrations of credit risk and customer concentrations

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company places its cash in several high-quality financial institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.25 million per institution. At September 30, 2011, the Company had no cash balances in excess of these insured limits.

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products and services to retail organizations and drug development companies. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts. Management considers the balance of approximately $0.01 million adequate as of September 30, 2011; however, actual write-offs may exceed the allowance.

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

Goodwill and intangible assets

Intangible assets include trademarks, product rights, noncompete agreements, technology rights, purchased customer data relationships and patents, and are accounted for based on ASC Topic 350-Intangibles. In that regard, goodwill and intangible assets that have indefinite useful lives, are not amortized, but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has identified certain trademarks and purchased customer relationships as intangible assets with indefinite lives and, therefore, these assets are not amortized.

Intangible assets with finite useful lives are amortized over the estimated useful lives from the date of acquisition as follows:

Customer relationships	10 years
Trademarks	3 years
Patents	3 years

The Company recognized impairment losses of $0.4 million related to the impairment of intangible assets for the year ended September 30, 2010.

Deferred finance costs

Deferred finance costs include fees paid in conjunction with obtaining long-term debt, notes payable and lines of credit and are amortized over the contractual term of the related financial instrument.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1. Company overview and summary of significant accounting policies (continued):

Financial instruments

Financial instruments, as defined in ASC Topic 825, consist of cash, evidence of ownership in an entity and contracts that both: (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right: (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, royalty liabilities, and derivative financial instruments.

The Company carries cash, accounts receivable, accounts payable, and accrued liabilities at historical costs. The respective estimated fair values approximate carrying values due to their current nature. The Company also carries notes payable and long-term debt at historical cost less discounts from warrants issued as loan financing costs; however, fair values of these debt instruments are estimated for disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

Derivative instruments

Fair Value of Financial Assets and Liabilities

The Company measures the fair value of financial assets and liabilities in accordance with GAAP which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three (3) levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

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

The Company estimates fair values of all derivative instruments, such as free-standing warrants, and embedded conversion features utilizing Level 2 inputs. The Company uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2011 and September 30, 2010.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1. Company overview and summary of significant accounting policies (continued):

Income taxes

The Company uses the liability method related to accounting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended September 30, 2011 and 2010.

The Company’s tax returns subsequent to 2008 are subject to examination by the Internal Revenue Service and state tax authorities, generally for three years after the tax returns were filed.

Foreign currency translation

The Company translates the assets and liabilities of its non-U.S. functional currency subsidiary into dollars at the current rates of exchange in effect at the end of each reporting period, while net sales and expenses are translated using the average exchange rate for each reporting period. Foreign currency translation adjustments were nominal during the years ended September 30, 2011 and 2010, and as such, no adjustments have been recognized in the accompanying consolidated financial statements.

Revenue recognition

The Company recognizes revenue as follows:

Services:

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

Contract costs related to cell culture production include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. The Company, through its majority-owned subsidiary, Biovest, believes that actual cost incurred in contract cell production services is the best indicator of the performance of the contractual obligations, because the costs relate primarily to the amount of labor incurred to perform such services. The deliverables inherent in each of Biovest’s cell culture production contracts are not output driven, but rather driven by a pre-determined production run. The duration of Biovest’s cell culture production contracts, range typically from two to fourteen months.

Service costs relating to the Company’s consulting services, through its wholly-owned subsidiary, Analytica, consist primarily of internal labor expended in the fulfillment of Analytica’s consulting projects and, to a lesser extent, outsourced research services. The duration of Analytica’s consulting service contracts range typically from one to six months. Certain other professional service revenues are recognized as the services are performed. The asset unbilled receivables represents revenue that is recognizable under the percentage of completion method due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined billing schedules. Under Analytica’s consulting services contracts, the customer is required to pay for contract hours worked by the Company (based on the standard hourly rate used to calculate the contract price) even if the customer cancels the contract and elects not to proceed to completion of the project. Unearned revenues represent customer payments in excess of revenue earned under the percentage of completion method. Such payments are made in accordance with predetermined payment schedules set forth in the contract.

On December 15, 2011, the Company closed on the definitive agreement selling substantially all of the assets and business of Analytica.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1. Company overview and summary of significant accounting policies (continued):

Revenue recognition (continued):

Grant revenue:

Grant revenue is the result of the Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2011 and 2010. In accordance with the terms of the Qualifying Therapeutic Discovery Program Grant, grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2011 and 2010 for the Company and 2010 for Biovest.

Products:

Net sales of instruments and disposables are recognized in the period in which the rewards of ownership have passed (at point of shipment) to the buyer. Biovest does not provide its customers of instruments and disposables with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by Biovest.

Shipping and handling costs:

Shipping and handling costs are included as a component of cost of sales in the accompanying consolidated statements of operations.

Research and development expense:

The Company expenses research and development costs as incurred. Such costs include payroll and related costs, facility costs, consulting and professional fees, equipment rental and maintenance, lab supplies, and certain other indirect cost allocations that are directly related to research and development activities.

Share-based compensation

The Company follows the guidance of the accounting provisions of ASC Topic 718—Share-Based Compensation, which requires the use of the fair value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of the stock option grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of the Company’s common stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2011	2010
Dividend yield	$0	$0
Expected volatility	132.57% - 140.58%	140.08%
Risk free interest rate	1.02% – 2.02%	2.35% – 3.11%
Expected life	5.0 to 6.0 years	5.0 to 6.0 years

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1. Company overview and summary of significant accounting policies (continued):

Loss per common share

The Company had net losses for all periods presented in which potential common shares were in existence. Diluted loss per share assumes conversion of all potentially dilutive outstanding common stock options, warrants, or other convertible financial instruments. Potential common stock shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all potential common stock shares outstanding is anti-dilutive.

The effect of common stock equivalents and common stock shares indexed to convertible debt securities are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows as of:

	2011	2010
Options and warrants to purchase common stock	42,062,760	44,536,380
Convertible debt instruments	36,122,953	30,454,666
Preferred stock convertible to common stock	—	4,906,060

	78,185,713	79,897,106

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted this new guidance effective October 1, 2009. Certain of the Company’s outstanding warrants and convertible debt contain features fell under the scope of this guidance resulting in a decrease of $2.2 million and $0.8 million to the October 1, 2009 balances of additional paid-in capital and accumulated deficit, respectively.

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

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-27 Fees Paid to the Federal Government by Pharmaceutical Manufacturers” amending ASC 720 Other Expenses to address questions concerning how pharmaceutical manufacturers should recognize the annual fees imposed by the Patient Protection and Affordable Care Act for each calendar year beginning January 1, 2011. The ASU requires that the liability related to the annual fee be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense over the calendar year that it is payable. The amendment is effective commencing with the quarter ended March 31, 2011 and did not have a significant impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 Intangibles – Goodwill and Other, which modifies the goodwill impairment test for reporting units with zero or negative carrying amounts as required by ASC Topic 350. Under the amendment, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If this determination is made, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). This update became effective beginning with the quarter ended March 31, 2011 and did not have a material impact on the Company’s consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1. Company overview and summary of significant accounting policies (continued):

Recent Accounting Pronouncements (continued)

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized, and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy was required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on January 1, 2012 and does not expect the adoption to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2011-08 on its consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $15.7 million during the year ended September 30, 2011. The Company’s independent auditors issued a “going concern” uncertainty on the consolidated financial statements for the year ended September 30, 2011, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern. See Note 21, Subsequent Event regarding the sale of the assets and business of Analtyica and the discussion of the associated proceeds that will be used to pay down debt, in the development of the Company’s product pipeline and general and administration expenses.

Regulatory strategy and commercialization expenditures

Cyrevia™

Prior studies of high-dose pulsed cyclophosphamide in the U.S. have been conducted at a limited number of large academic research hospitals and have featured non-uniform inclusion criteria and/or administration schedules. While the previous studies are important to the Company’s Cyrevia™ development plan, the studies are likely not sufficient to support regulatory approval.

In September 2007, the Company conducted an initial meeting with the FDA regarding its proposed design of a clinical trial in multiple sclerosis (“MS”) for Cyrevia. Since the Company’s initial meeting with the FDA, a number of studies utilizing high-dose pulsed cyclophosphamide in MS has reported follow-up data, which the Company expects will provide support and guide the design of future planned clinical trial(s). The Company intends to conduct follow-up pre-investigational new drug application(s) meetings with the FDA in 2012 with regards to discuss its planned clinical trial strategy and study protocol(s) for the treatment of MS, graft-versus-host disease following bone marrow transplant, systemic sclerosis and autoimmune hemolytic anemia. Based on FDA input, the Company anticipates filing an investigational new drug application(s) (“IND”) under which the Company expects based on available resources to conduct clinical trials. Further, the Company plans to discuss with the FDA its plans for a Risk Evaluation and Mitigation Strategies (“REMS”) to be developed and mandated to accompany treatment with Cyrevia.

BiovaxID®

Two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID for the indication of FL and MCL. Biovest is in the process of conducting clinical pre-filing discussions with domestic and international regulatory agencies to discuss the potential regulatory approval pathway for BiovaxID.

Biovest is focusing on its plans to seek regulatory approval for BiovaxID for the treatment of FL and these clinical pre-filing regulatory agency meetings are anticipated to confirm the next steps and requirements in the regulatory process. In preparing for these regulatory meetings, Biovest is continuing its analyses of the data available from its Phase 2 and Phase 3 clinical trials, so that Biovest can have as comprehensive as possible discussions regarding the safety and efficacy results for BiovaxID. In addition, Biovest continues to advance its efforts to comply with various regulatory validations and comparability requirements related to Biovest’s manufacturing process and facility.

Biovest also anticipates conducting separate discussions with various regulatory agencies regarding regulatory approval for BiovaxID for the treatment of MCL and Waldenstrom’s Macroglobulinemia, a rare B-cell subtype of non-Hodgkin’s lymphoma.

Accelerated or conditional approval may require Biovest to perform additional clinical studies as a condition to continued marketing of BiovaxID. Accordingly, should Biovest receive accelerated and/or conditional approval, clinical trial activities and related expenses may return to the levels experienced in periods prior to the application for conditional approval until any such clinical trial activity is completed. There can be no assurances that Biovest will receive accelerated or conditional approval. Biovest’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans (continued):

Regulatory strategy and commercialization expenditures (continued)

SinuNasal™ Lavage System

The Company believes that SinuNasal should be regulated by the Center for Devices and Radiological Health as a prescription medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”). However, in April 2010, the Office of Combination Products (“OCP”) within the FDA ruled that SinuNasal is not a medical device, but rather, is a combination product with a drug primary mode of action requiring regulation by the Center for Drug Evaluation and Research. The effect of this OCP determination is to subject SinuNasal to regulatory requirements as a drug product, likely including submission of a NDA, typically a much more difficult, lengthy, and expensive pathway to market as compared to clearance or approval of a medical device. In July 2010, after the OCP reconsidered and affirmed its decision, the Company appealed the ruling to a higher office within the FDA that supervises the OCP. In March 2011, the Company presented written and oral argument in connection with an appeal meeting that SinuNasal’s mechanical mode of action meets the definition of a medical device and that it is not a combination product or, if it is, that the device mode of action is primary. On December 1, 2011, FDA issued its decision upholding the ruling of the OCP. The Company is now considering options such as commencing a lawsuit against the FDA seeking reversal of the OCP ruling and FDA’s affirmation of that decision. There can be no assurance, however, as to the final outcome. Pending such determination, the Company is unable to determine the next potential development and/or regulatory steps to advance the Company’s SinuNasal product. If the litigation is not successful, the Company’s potential future development and commercialization plans for SinuNasal will require greater expense and a longer timeline than would have been the case if device regulation applied, possibly resulting in discontinuation of the project altogether.

Corps Real-Accentia

On June 13, 2011, the Company entered into a convertible debt financing transaction with Corps Real, LLC (“Corps Real”) providing for aggregate loans to the Company in the maximum amount of $4.0 million. The Company executed a secured promissory note, in the maximum principal amount of $4.0 million (the “Accentia Corps Real Note”), under which Corps Real advanced $1.0 million to the Company on June 13, 2011 and again on August 1, 2011. Corps Real advanced and agreed to advance an additional $1.0 million to the Company on each of November 15, 2011 and January 15, 2012, respectively. The Corps Real Note will mature on June 13, 2016, at which time all indebtedness under the Corps Real Note will be due and payable. Interest on the outstanding principal amount of the CorpsReal Note accrues and will be payable at a fixed rate of five percent (5%) per annum. Interest began accruing on June 13, 2011 and will be payable on a quarterly basis in arrears (as to the principal amount then outstanding).

To secure payment of the Corps Real Note, the Company also entered into a Security Agreement with Corps Real (the “Security Agreement”). Under the Security Agreement, all obligations under the Corps Real Note are secured by a first security interest in (a) 12 million shares of Biovest common stock owned by us, (b) all of the Company’s contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron following the date of the Company’s December 30, 2000 Settlement Agreement with BioDelivery Sciences International, Inc (“BDSI”); provided, however, that if BEMA Granisetron is not the first BEMA-based product for which a NDA is filed with the FDA by or on behalf of BDSI following that date, then the applicable product shall be the first BEMA-based product for which a NDA is filed with the FDA by or on behalf of BDSI following the date of the settlement agreement, and (c) all attachments, additions, replacements, substitutions, and accessions and all proceeds thereof in any form.

As part of the convertible debt financing transaction, the Company also issued to Corps Real a Common Stock Purchase Warrant to purchase 5,882,353 shares of the Company’s common stock (the “Corp Real Warrant”) for an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans (continued)

Chapter 11 Plan of Reorganization

On November 17, 2010 (the “Effective Date”), the Company successfully completed its reorganization and formally exited Chapter 11 as a fully restructured organization. Through the provisions of the Plan, the Company was able to restructure the majority of its debt into a combination of long-term notes and equity, while preserving common shares held by existing shareholders.

The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan.

•

Laurus/Valens (Class 2): On the Effective Date, the Company issued to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”), (collectively, “Valens”) and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”), security agreements and term notes in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. Interest accrues on the Laurus/Valens Term Notes at the rate of eight and one-half percent (8.5%) per annum (with a twelve and one-half percent (12.5%) per annum default rate). The Laurus/Valens Term Notes mature on November 17, 2012 and may be prepaid at any time without penalty. The Laurus/Valens Term Notes are secured by a lien on all of the Company’s assets, junior only to the liens granted under the Plan to holders of the Class 6 Plan Debentures (as defined below) and certain permitted liens. Also, the Company pledged to Laurus/Valens: (a) all of the Company’s equity interests in Analytica and (b) 20,115,818 shares of Biovest common stock owned by the Company. On December 15, 2011, the Company closed on the definitive agreement selling all of the assets and business of Analytica. In connection with the Analytica Asset Purchase Agreement, the Company entered into an LV, as agent for and on behalf of Laurus/Valens, whereby Laurus/Valens, conditioned upon receipt of an upfront payment of the asset sales proceeds amended the terms of the Accentia Guaranty, whereby Laurus/Valens consented to the transactions contemplated by the Analytica Asset Purchase Agreement and released all liens and security interests on Analytica’s assets to be sold to the Purchaser, as well as amended the terms of the Laurus/Valens Term Notes. See Subsequent Events.

•

McKesson Corporation (Class 4): On the Effective Date, the Company issued a new promissory note in the original amount of $4,342,771 (the “Class 4 Plan Note”) to McKesson Corporation (“McKesson”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated), and the outstanding principal together with all accrued but unpaid interest, at a fixed rate of five percent (5%) per annum (with a ten percent (10%) per annum default rate) is due on such date. The Class 4 Plan Note is secured by a lien on 6,102,408 shares of Biovest common stock owned by the Company.

•

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank (Class 3): On the Effective Date, the Company issued a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank of St. Louis f/k/a Missouri State Bank (“Southwest Bank”), as payment of the Company obligation to Southwest Bank prior to the Effective Date. The Company is not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. The Class 3 Plan Note matures on August 17, 2012 and interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time at a fixed rate of six percent (6%) per annum.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans (continued)

Chapter 11 Plan of Reorganization (continued):

•

September 2006 Debentures and Warrants (Class 5): On the Effective Date, the Company issued, in satisfaction of the secured debentures dated September 29, 2006 outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”) in the original aggregate principal amount of $3,109,880. The Class 5 Plan Debentures mature on May 17, 2012. The Company may (but are not obligated to) pay the Class 5 Plan Debentures in cash, or the Company may elect to pay through the conversion of outstanding principal and accrued interest into shares of the Company’s common stock. Subject to certain conditions, the holder may elect to exchange amounts due pursuant to the Class 5 Plan Debentures for shares of Biovest common stock owned by the Company. Interest accrues and is payable on the outstanding principal amount under the Class 5 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum. On the Effective Date, the Company also executed and delivered warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of the Company’s common stock or, subject to certain conditions, the holder may exercise by exchange the Class 5 Plan Warrants for shares of Biovest common stock owned by the Company. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share (b) a term of three (3) years from November 17, 2010, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 5 Plan Warrants. In connection with the Class 5 Debentures and Class 5 Warrants, the Company has pledged into an escrow account 14.4 million shares of the Biovest common stock held by the Company to be available to holders (on a pro rata basis), to secure the repayment of the Class 5 Debentures and the exercise of the Class 5 Warrants. The pledge agreement provides that the total number of shares of Biovest common stock transferable by the Company to the investors in the Class 5 Debentures, whether pursuant to the exchange of the Class 5 Debentures or exercise of the Class 5 Warrants, may not exceed 14.4 million shares in the aggregate.

•

February 2007 Notes and Warrants (Class 9): On the Effective Date, the Company issued, in satisfaction of the debentures dated February 28, 2007 outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original aggregate principal amount of $19,109,554. The Company is not obligated to pay the Class 9 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of the Company’s common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures. On the Effective Date, the Company also executed and delivered warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of the Company’s common stock. The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share, (b) a term of three (3) years from the Effective Date, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan.

•

January 2008 Notes and Warrants (Class 13): On the Effective Date, the Company issued, in satisfaction of the convertible preferred stock outstanding prior to the Effective Date, new promissory notes (the “Class 13 Plan Notes”) in the original aggregate principal amount of $4,903,644. The Class 13 Plan Notes mature on November 17, 2012 (the “Class 13 Plan Notes Maturity Date”), and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes. The Company has the option, but have no obligation to pay the Class 13 Plan Notes in cash at maturity and instead may pay through the conversion by the holders into shares of the Company’s common stock. On the Effective Date, the Company also executed and delivered warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of the Company’s common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share, (b) a term of three (3) years from November 17, 2010, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

•

June 2008 Debentures and Warrants (Class 6): On the Effective Date, the Company issued in satisfaction of the secured debentures dated June 17, 2008 outstanding prior to the Effective Date, new debentures (the “Class 6 Plan Debentures”) in the original aggregate principal amount of $9,730,459. The Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest, at a fixed rate of eight and one-half percent (8.50%) per annum is due in cash on such date. Each of the Class 6 Plan Debentures is secured by a lien on certain of the Company’s assets. On the Effective Date, the Company also executed and delivered warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of the Company’s common stock. The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share, (b) an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans (continued)

Chapter 11 Plan of Reorganization (continued):

•

Accentia Class 10 Plan Distributions: On the Effective Date, the Company became obligated to pay its unsecured creditors approximately $2.4 million in cash holders of Class 10 claims under the Plan (the “Class 10 Plan Distributions”). The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum. Unsecured creditors holding an aggregate of $3,287,695 in Class 10 claims elected to convert those Class 10 claims under the Plan into the Company’s common stock valued at the average market price for the Company’s common stock over the ten trading days preceding the Effective Date. On the Effective Date, the Company issued approximately, 2.4 million shares of the Company’s common stock to these Class 10 unsecured creditors at a conversion price equal to $1.36 per share.

•	Termination of Warrants and Issuance of Shares:

On the Effective Date, all of the following warrants were terminated and cancelled pursuant to the Plan:

•

the common stock purchase warrant dated August 16, 2005, issued by the Company to Laurus, for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $2.67 per share;

•

the common stock purchase warrant dated September 29, 2006, issued by the Company to Laurus, for the purchase of up to 627,240 shares of the Company’s common stock at an exercise price of $2.75 per share;

•

the common stock purchase warrant dated October 31, 2007, issued by the Company to Laurus, for the purchase of up to 4,024,398 shares of the Company’s common stock at an exercise price of $2.67 per share;

•

the common stock purchase warrant dated January 18, 2008, issued by the Company to Valens I, for the purchase of up to 365,169 shares of the Company’s common stock at an exercise price of $2.67 per share; and

•

the common stock purchase warrant dated January 18, 2008, issued by the Company to Valens U.S., for the purchase of up to 196,629 shares of the Company’s common stock at an exercise price of $2.67 per share.

On the Effective Date, all of the following documents were terminated pursuant to the Plan:

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

•

all documents evidencing or relating to the 8% original issue discount secured convertible debentures due June 19, 2011, issued by the Company in June 2008, in the original aggregate principal amount of $8,906,098;

•	all documents evidencing or relating to the 8% convertible debentures due February 28, 2011, issued by the Company in February 2007, in the original aggregate principal amount of $24,940,000; and

•	all documents evidencing or relating to the Company’s Series A-1 convertible preferred stock, par value $1.00 per share.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans (continued)

Chapter 11 Plan of Reorganization (continued):

•

Royalty Interest Termination: On the Effective Date, the Company and Biovest entered into a royalty termination agreement, which was acknowledged by Laurus/Valens, and provides for the termination of that certain Royalty Agreement by and between the Company and Biovest, dated as of October 31, 2006, as amended by a letter agreement dated February 5, 2008, as further amended, modified or supplemented thereafter in accordance with its terms.

•

Amendments to Articles of Incorporation or Bylaws: On the Effective Date, the Company amended and restated its articles of incorporation and its bylaws to incorporate provisions required by the Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code. As of the Effective Date, the Company’s second amended and restated articles of incorporation authorize the Company to issue up to 50,000,000 shares of preferred stock and up to 300,000,000 shares of common stock, and each share of the Company’s common stock outstanding immediately before the Effective Date will, under the terms of the Plan, remain outstanding after the Effective Date. The amendments to the articles of incorporation also included an elimination of the “classified” board of directors and a provision establishing the quorum required for action to be taken at an Annual Meeting of Shareholders at one-third (33.33%) of the number of shares issued and outstanding.

Biovest’s Chapter 11 Plan of Reorganization

On November 17, 2010 (the “Biovest Effective Date”), Biovest emerged from Chapter 11 protection, and Biovest’s Plan of Reorganization (the “Biovest Plan”) became effective. In connection with the emergence from bankruptcy, Biovest entered into a $7.0 million exit financing with an accredited investor group. The exit financing provided Biovest with working capital for general corporate and research and development activities and provided Biovest with capital to meet its near-term obligations under the Biovest Plan.

The following is a summary of certain material provisions of the Biovest Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Biovest Plan.

•

Exit Financing: On October 19, 2010, Biovest completed a financing as part of its Plan (the “Exit Financing”). Pursuant to the Exit Financing, Biovest issued secured convertible notes in (the “Initial Notes”) and warrants to purchase shares of Biovest common stock to a total of twelve (12) accredited investors (the “Buyers”). Pursuant to the Exit Financing, Biovest issued two separate types of warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Biovest Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Biovest Plan for new unsecured notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants with the right to purchase an aggregate of 8,733,096 shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”). On December 22, 2010, all of the Series B Exchange Warrants were exercised by a cashless exercise and 1,075,622 shares of Biovest common stock were issued to the Buyers.

•

Corps Real - Biovest: On the Biovest Effective Date, Biovest executed and delivered in favor of Corps Real a secured convertible promissory note (the “Biovest Corps Real Convertible Note”) in an original principal amount equal to $2,291,560 which allows Biovest to draw up to an additional $0.9 million on the Biovest Corps Real Convertible Note. The Biovest Corps Real Convertible Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008. The Biovest Corps Real Convertible Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Biovest Corps Real Convertible Note is secured by a first priority lien on all of Biovest’s assets.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans (continued)

Biovest’s Chapter 11 Plan of Reorganization (continued):

•

Laurus/Valens Secured Claims: On the Biovest Effective Date, Laurus/Valens, Biovest issued to Laurus/Valens two new term notes. One term note in the original aggregate principal amount of $24.9 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term A Notes”). The Laurus/Valens Term A Notes mature on November 17, 2012. A second term note, in the original aggregate principal amount of $4.16 million, in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term B Notes”). The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes will be secured by a lien on all of the Biovest’s assets, junior only to the priority lien to Corps Real and to certain permitted liens. On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing (discussed above). Subsequent to this period, on December 15, 2011, the Company closed on the definitive agreement selling all assets and business of Analytica. In connection with the Analytica Asset Purchase Agreement, the Company entered into an amendment agreement with LV, as agent for and on behalf of Laurus/Valens, whereby Laurus/Valens, conditioned upon receipt of an upfront payment of the asset sales proceeds amended the terms of the Accentia Guaranty, whereby Laurus/Valens consented to the transactions contemplated by the Analytica Asset Purchase Agreement and released all liens and security interests on Analytica’s assets to be sold to the Purchaser. See Subsequent Events.

•

Conversion of the Company’s Secured Notes: On the Biovest Effective Date, the entire pre-petition claim including accrued interest (approximately $13.5 million) due from Biovest to the Company was converted into shares of Biovest common stock at a conversion rate equal to $0.75 per share, resulting in the issuance of 17,925,720 shares of Biovest common stock.

•

2008 Secured Debentures: On the Biovest Effective Date, two holders of Biovest’s 2008 secured debentures, including one of Biovest’s directors and an entity affiliated with the Company’s CEO/Chairman, elected to convert their entire outstanding principal balance ($0.5 million) plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.66 per share resulting in the issuance of 331,456 shares of Biovest common stock. Another holder of Biovest’s 2008 secured debentures, elected to convert their entire outstanding principal balance of $0.3 million plus accrued interest into 550,000 shares of Biovest common stock, issuable in eight quarterly installments of 68,750 shares, with the first installment issued on November 17, 2010. The final holder of Biovest’s 2008 secured debentures, Valens U.S., received consideration for their claim in accordance with the Laurus/Valens Term A and Term B Notes previously discussed.

•

Claims of Ronald E. Osman: On the Biovest Effective Date, the holder of Biovest’s May 9, 2008 promissory note, Ronald E. Osman, who is a Biovest director, elected to convert the entire outstanding principal balance under the promissory note (approximately $1.0 million) plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.66 per share, resulting in the issuance of 608,224 shares of Biovest common stock.

•

Plan Distributions to Unsecured Creditors (Class 8): On the Biovest Effective Date, Biovest became obligated to pay to Biovest’s unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum in one installment on March 27, 2014. These unsecured claims included the Pulaski Bank notes, the Southwest Bank note, and the related guarantor indemnities. This obligation has increased by $0.06 million due to an amendment made to Biovest’s listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to Biovest’s Phase 3 clinical trial for BiovaxID®.

Also on the Biovest Effective Date, Biovest issued to holders of approximately $3.5 million in principal amount of Class 8 unsecured claims who elected to receive payment in equity as provided in the Biovest Plan a total of 2.1 million shares of Biovest common stock, at an effective conversion rate equal to $1.66 per share.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans (continued)

Biovest’s Chapter 11 Plan of Reorganization (continued):

•

Class 12 Equity Interests: On the Biovest Effective Date, each of Biovest’s common stockholders was deemed to receive one (1) share of reorganized Biovest common stock (the “Class 12 Plan Shares”) for each share of existing Biovest common stock held by such stockholder as of the Biovest Effective Date. Biovest’s Class 12 Plan Shares were deemed issued pursuant to Section 1145 of the Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws.

•

April 2006 NMTC Transaction: Biovest and certain of its affiliates entered into an agreement in July 2010 (the “Worcester Restructuring Agreement”) with Telesis CDE Corporation and Telesis CDE Two, LLC (collectively, “Telesis”), contingent upon submission to and approval by the Bankruptcy Court. The Worcester Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on April 25, 2006 (the “April 2006 NMTC Transaction”). In consideration for the termination, Telesis retained an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.3 million along with a settlement payment in the amount of $85,000 to defray certain legal and administrative expenses incurred by Telesis. This Worcester Restructuring Agreement and the compromise of the outstanding claims against Biovest and its affiliates was approved by the Bankruptcy Court in an order entered on December 1, 2010. As a result, the Company’s guaranty, Biovest’s guaranty, and all of Biovest’s subsidiary guaranties and all other obligations to all parties to the April 2006 NMTC transaction were terminated. Biovest has ceased all activities under the April 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the April 2006 NMTC Transaction.

•

December 2006 NMTC Transaction: Biovest and certain of its affiliates entered into an agreement in July 2010 (the “St. Louis Restructuring Agreement”) with St. Louis Development Corporation and Saint Louis New Markets Tax Credit Fund II, LLC (collectively, “SLDC”), contingent upon submission to and approval by the Bankruptcy Court. The St. Louis Restructuring Agreement effectively terminates all agreements and obligations of all parties pursuant to the New Markets Tax Credit transaction originally closed on December 8, 2006 (the “December 2006 NMTC Transaction”). In consideration for the termination, SLDC retained an unsecured claim in Biovest’s Chapter 11 proceeding in the amount of $0.16 million along with a settlement payment in the amount of $62,000, to defray certain legal and administrative expenses incurred by SLDC. This St. Louis Restructuring Agreement and the compromise of the outstanding claims against Biovest was approved by the Bankruptcy Court in an order entered on December 1, 2010. As a result, the Company’s guaranty, Biovest’s guaranty, and all of Biovest’s subsidiary guaranties and all other obligations to all parties to the December 2006 NMTC transaction were terminated. Biovest has ceased all activities under the December 2006 NMTC Transaction and Biovest has liquidated the subsidiaries created specifically to conduct activities under the December 2006 NMTC Transaction.

•	Termination of Warrants and Issuance of Shares:

On the Biovest Effective Date, all of the following warrants (the “Laurus/Valens Warrants”) were terminated and cancelled:

•

the common stock purchase warrant dated March 31, 2006, issued by Biovest to Laurus, for the purchase of up to 18,087,889 shares of Biovest common stock at an exercise price of $0.01 per share. As of November 17, 2010, warrants to purchase up to 13,371,358 shares of Biovest common stock remained outstanding and were thus terminated pursuant to the Plan; and

•

the common stock purchase warrant, dated September 22, 2008, issued by Biovest to Valens U.S., for the purchase of up to 1,015,625 shares of Biovest common stock at an exercise price of $0.40 per share.

In consideration for the cancellation of the Laurus/Valens Warrants, on the Effective Date, Laurus/Valens received 14,834,782 shares of Biovest common stock (the “Laurus/Valens Plan Shares”). The Laurus/Valens Plan Shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws, but the transfer thereof is subject to certain restrictions and conditions set forth in the Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans (continued)

Biovest’s Chapter 11 Plan of Reorganization (continued):

•

Cancellation and Reduction of Royalty Interests: On the Effective Date and pursuant to the Biovest Plan, the Company terminated and cancelled all of the Company’s royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID and Biovest’s other biologic products. As a result of the foregoing, the aggregate royalty obligation on BiovaxID® and Biovest’s other biologic products was reduced from 35.25% to 6.30%. Additionally, Laurus/Valens’s royalty interest on the AutovaxID® instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

•

Amendments to Articles of Incorporation or Bylaws: On the Effective Date, Biovest amended and restated its articles of incorporation and its bylaws to incorporate provisions required by the Biovest Plan, the Confirmation Order, and/or the U.S. Bankruptcy Code. Pursuant to the Biovest Plan, Biovest granted Laurus/Valens the right, upon an event of default under Section 20(a) of that certain Term Loan and Security Agreement, executed on the Effective Date, by and among Laurus, the lenders party thereto, Biovest (after giving effect to any applicable grace period provided therein), to appoint and maintain one-third (1/3) of the total number of directors of Biovest (thereafter, such right to appoint directors will continue notwithstanding Biovest’s cure of any such event of default until both the Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes have been paid in full).

The Qualifying Therapeutic Discovery Project:

On October 31, 2010, the Company and Biovest, separately received notices from the U.S. Internal Revenue Service (“IRS”) that the Company and Biovest were approved to receive a federal grant in the amount of approximately $0.24 million each under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code (“IRC”), enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the U.S., or significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of Cyrevia™ and BiovaxID®.

Minneapolis (Coon Rapids), Minnesota Facility Lease:

On December 2, 2010, Biovest entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of Biovest’s existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease has an initial term of ten years, with provisions for extensions thereof, and will allow Biovest to continue and to expand its operations in the Minneapolis (Coon Rapids) facility which it has occupied for over 25 years. The Lease also contains provisions regarding a strategic collaboration whereby the Landlord, with cooperation in the form of loans from the City of Coon Rapids and the State of Minnesota, has agreed to construct certain improvements to the leased premises to allow Biovest to perform good manufacturing practices (“GMP”) manufacturing of biologic products in the Minneapolis (Coon Rapids) facility, with the costs of the construction to be amortized over the term of the Lease. In connection with this strategic agreement, Biovest issued to the Landlord a warrant (the “Warrant”) to purchase up to one million shares of Biovest common stock, vesting 60 days from the date of issuance, with an initial exercise price of $1.21 per share and a term of five years from the earlier to occur of (i) the date that the shares underlying the warrant become registered (Biovest has agreed to file a registration statement including the shares underlying the Warrant within one year of the date of issuance) or (ii) the date that the shares become otherwise freely-tradable pursuant to Rule 144. Resale of the underlying shares is subject to restrictions pursuant to Rule 144 and certain agreed lock-up provisions.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

2. Liquidity and management’s plans (continued)

Additional expected financing activity:

Management intends to attempt to meet its cash requirements through proceeds from its cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its obligations for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s products. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and the completion of the detailed analyses of the Company’s clinical trial is dependent upon its ability to obtain significant external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

3. Discontinued operations:

Disposition

On November 10, 2008, in conjunction with the Company’s Chapter 11 proceedings, the Company decided to cease operation its wholly-owned subsidiary, TEAMM. The operating results for the year ended September 30, 2010 are reported as discontinued operations.

The following represents a summary of the Company’s operating results for TEAMM:

For the Year Ended September 30, 2010
Net sales	$—
Cost of sales	—

Gross margin	—

Operating expenses	12,159
Recovery of inventory and sales reserves	—

Income (loss) from discontinued operations	(12,159)

September 30, 2010
Non-current assets:
Furniture, equipment and leasehold improvements, net	—

Total assets	—

Current liabilities:
Accounts payable	852,587
Accrued expenses	425,557

Total current liabilities (classified in ‘liabilities subject to compromise’)	$1,278,144

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

3. Discontinued operations (continued):

Disposition (continued)

On December 15, 2011, the Company closed on the definitive agreement selling the assets and business of its wholly-owned subsidiary, Analytica.

The operating results for the years ended September 30, 2011 and September 30, 2010 are reported as discontinued operations in the accompanying consolidated statement of operations:

	2011	2010
Net sales	$4,348,898	$5,099,345
Cost of sales	3,331,949	4,012,364

Gross margin	1,016,949	1,086,981

Operating expenses	813,879	1,097,317

Operating income (loss)	203,070	(10,336)

Other (expense) income	(24,163)	60,733
Loss on insolvency of subsidiary	—	(845,314)

Income (loss) from discontinued operations	178,907	(794,917)

Account balances for September 30, 2011 are reported as discontinued operations in the accompanying consolidated balance sheets:

September 30, 2011
Current assets:
Prepaid expenses	$64,365
Unbilled receivables	225,580

Total current assets	289,945

Non-current assets:
Furniture, equipment and leasehold improvements, net	32,126
Goodwill	893,000
Intangibles, net	611,958
Deposits	7,518

Total assets	1,834,547

Current liabilities:
Customer deposits	10,440
Deferred income	329,560

Total current liabilities	$340,000

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

4. Inventories:

Inventories consist of the following:

	September 30,
	2011	2010
Finished goods, other	$70,096	$104,155
Work-in-process	—	—
Raw materials	461,903	312,932

	$531,999	$417,087

5. Unbilled receivables and unearned revenues:

Unbilled receivables and unearned revenues are as follows:

	September 30,
	2011	2010
Costs incurred on uncompleted service contracts	$1,273,001	$978,628
Estimated earnings	752,778	1,253,352

	2,025,779	2,231,980
Less billings to date	(2,129,759)	(2,344,455)

	$(103,980)	$(112,475)

These amounts are presented in the accompanying consolidated balance sheets as follows:

	September 30,
	2011	2010
Unbilled receivables	$225,580	$151,303
Unearned revenues	(329,560)	(263,778)

Total before discontinued operations	$(103,980)	$(112,475)

Total included in discontinued operations	(103,980)	—

Total after discontinued operations	$—	$(112,475)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

6. Intangible assets:

Intangible assets consist of the following:

	September 30,		Weighted Average Amortization Period
	2011	2010
Amortizable intangible assets:
Noncompete agreements	$2,104,000	$2,104,000	3.5 years
Patents	103,244	103,244	3.0 years
Purchased customer relationships	666,463	666,463	10.0 years
Product rights	28,321	28,321	18.4 years
Software	438,329	438,329	3.5 years
Trademarks	1,285,960	1,285,960	3.0 years

	4,626,317	4,626,317
Less accumulated amortization	(4,001,145)	(3,542,355)

Total intangible assets before discontinued operations	$625,172	$1,083,962
Intangible assets included in discontinued operations	611,958	—

Intangible assets after discontinued operations	$13,214	$1,083,962

Estimated future amortization of amortizable intangible assets with finite lives is as follows:

Year ending September 30:
2012	$8,808
2013	4,406

$13,214

7. Furniture, equipment and leasehold improvements:

Furniture, equipment and leasehold improvements consist of the following:

	September 30,
	2011	2010
Furniture	$239,649	$220,319
Office and laboratory equipment	2,151,778	1,736,411
Leasehold improvements	665,236	113,102

	3,056,663	2,069,832
Less: accumulated depreciation and amortization	(2,228,299)	(1,927,556)

Total before discontinued operations	$828,364	$142,276

Total included in discontinued operations	32,126	—

Total after discontinued operations	$796,238	$142,276

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

8. Reserve for unresolved claims:

Reserve for unresolved claims consists of disputed claims in the Plan. These claims remain outstanding before the Bankruptcy Court, and the Company anticipates each claim will be resolved by the second quarter of 2012.

9. Note payable:

Notes payable of approximately $0.1 million, consisting primarily of priority and convenience claims to be paid within six (6) months of the Effective Date were paid during the year ended September 30, 2011. All notes payable at September 30, 2010 had been classified as ‘Liabilities subject to compromise’ in the Company’s consolidated balance sheet as of September 30, 2010, as a result of the Company’s Chapter 11 filings on November 10, 2008.

10. Convertible long-term debt:

Convertible promissory notes consist of the following:

in thousands
	September 30, 2011	September 30, 2010
Accentia Class 3 Plan Notes	$2,241	$—
Accentia Class 5 Plan Debentures	1,255	—
Accentia Class 6 Plan Debentures	6,860	—
Accentia Class 9 Plan Debentures	15,889	—
Accentia Class 13 Plan Notes	3,855	—
Biovest Class 8 Option C Promissory Note	1,049	—
Biovest Exit Financing	118	—

	31,267	—
Less current maturities	(16,553)	—

	$14,714	$—

Accentia Class 3 Plan Note:

On November 17, 2010, the effective date of the Plan (the “Effective Date”), the Company issued, a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank of St. Louis f/k/a Missouri State Bank (“Southwest Bank”), as payment of the Company’s obligation to Southwest Bank prior to the Effective Date. The Company is not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. The following are the material terms and conditions of the Class 3 Plan Note:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

10. Convertible long-term debt (continued):

Accentia Class 3 Plan Note (continued):

•

the Class 3 Plan Note is secured by a lien on 15 million shares of Biovest common stock owned by the Company (the “Class 3 Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note. As of September 30, 2011, there remains approximately 7.5 million Class 3 Pledged Shares;

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

As of September 30, 2011, approximately $2.2 million in Class 3 Plan Debentures principal and approximately $0.2 million in accrued interest had been converted into a combination of the Conversion Shares and Class 3 Pledged Shares at a conversion price equal to $0.39 to $1.36 per share, resulting in the delivery 3,102,088 shares of the Company’s common stock and 869,686 shares of Biovest common stock owned by the Company. The principal balance at September 30, 2011 was approximately $2.2 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

10. Convertible long-term debt (continued):

Accentia Class 5 Plan Debentures and Warrants:

On the Effective Date, the Company issued, in satisfaction of the secured debentures dated September 29, 2006, outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”) in the original aggregate principal amount of $3,109,880. The Company is not obligated to pay the Class 5 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of the Company’s common stock or, subject to certain conditions, by exchanging the Class 5 Plan Debentures for shares of Biovest common stock owned by the Company during the term of the Class 5 Plan Debentures which mature on May 17, 2012.

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

On the Effective Date, the Company also executed and delivered warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of the Company’s common stock or up to 14.4 million shares of Biovest common stock owned by the Company. The Class 5 Plan Warrants: (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013; (b) can only be exercised for cash (no cashless exercise); and (c) are subject to certain call provisions set forth in the Class 5 Plan Warrants and the Plan.

As of September 30, 2011, approximately $1.1 million in Class 5 Plan Debentures principal and $25,653 in accrued interest had been converted into Biovest common stock at a conversion price equal to $0.75 per share, resulting in the delivery of 1,488,683 shares of Biovest common stock owned by the Company to certain Class 5 Plan Debenture holders. Additionally, approximately $3.3 million converted on the Effective Date into approximately 1.3 million shares of the Company’s common stock at a conversion price of $2.67 per share. The principal balance at September 30, 2011 was approximately $2.0 million, net of a discount of approximately $.08 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

10. Convertible long-term debt (continued):

Accentia Class 6 Plan Debentures and Warrants:

On the Effective Date, the Company issued, in satisfaction of the secured debentures dated June 17, 2008, outstanding prior to the Effective Date, new debentures (the “Class 6 Plan Debentures”) in the original aggregate principal amount of $9,730,459. The Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest is due in cash on such date.

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

As of September 30, 2011, approximately $2.9 million in Class 6 Plan Debentures had been converted into the Company’s common stock at a conversion price equal to $1.10 per share, resulting in the issuance of approximately 2.6 million shares of the Company’s common stock. The principal balance at September 30, 2011 was approximately $6.9 million.

Accentia Class 9 Plan Debentures and Warrants:

On the Effective Date, the Company issued, in satisfaction of the debentures dated February 28, 2007, outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original aggregate principal amount of $19,109,554. The Company is not obligated to pay the Class 9 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of the Company’s common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures.

The following are the material terms and conditions of the Class 9 Plan Debentures:

•

on the Effective Date and on each of the following seven quarterly anniversaries of the Effective Date (each, a “Class 9 Automatic Conversion Date”) provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 9 Plan Debentures and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 9 Automatic Conversion Date (the “Class 9 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original principal balance of the Class 9 Plan Debentures (the “Class 9 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the lesser of $1.25 per share or the Class 9 Automatic Conversion Price per share;

•

if, on any Class 9 Automatic Conversion Date, the Class 9 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 9 Plan Debentures may elect to convert the Class 9 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

10. Convertible long-term debt (continued):

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

As of September 30, 2011, a total of approximately $3.2 million of the original principal amount of the Class 9 Plan Debentures had been converted into the Company’s common stock at an average conversion price of $1.17 per share, resulting in the issuance of approximately 2.7 million shares of the Company’s common stock. The principal balance at September 30, 2011 was approximately $15.9 million.

Accentia Class 13 Plan Note and Warrants:

On the Effective Date, the Company issued, in satisfaction of the convertible preferred stock outstanding prior to the Effective Date of the Plan, new promissory notes (the “Class 13 Plan Notes”) in the original aggregate principal amount of $4,903,644. The Class 13 Plan Notes mature on November 17, 2012 (the “Class 13 Plan Notes Maturity Date”), and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes. The Company has no obligation to pay the Class 13 Plan Notes in cash at maturity, and instead may pay through the conversions by the holders into shares of the Company’s common stock.

The following are the material terms and conditions of the Class 13 Plan Notes:

•

on the Effective Date and on each of the following seven quarterly anniversaries of the Effective Date (each, a “Class 13 Automatic Conversion Date”), provided that the average of the trading price of the Company’s common stock (as determined in accordance with the Class 13 Plan Notes and the Plan) for the ten (10) consecutive trading days ending on the trading day that is immediately preceding the then applicable Class 13 Automatic Conversion Date (the “Class 13 Automatic Conversion Price”) is at least $1.00 per share, one-eighth (1/8th) of the original balance of the Class 13 Plan Notes (the “Class 13 Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Class 13 Automatic Conversion Price per share;

•

if, on any Class 13 Automatic Conversion Date, the Class 13 Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder of Class 13 Plan Notes may elect to convert the Class 13 Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

10. Convertible long-term debt (continued):

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

As of September 30, 2011, a total of approximately $3.7 million of the outstanding principal amount of the Class 13 Plan Notes had been converted into the Company’s common stock at an average conversion price of $1.96 per share, resulting in the issuance of approximately 1.9 million shares of the Company’s common stock. The principal balance at September 30, 2011 was approximately $3.9 million.

Biovest Class 8 Option C Notes:

On November 17, 2010, the effective date (the “Biovest Effective Date”) of Biovest’s First Amended Plan of Reorganization (the “Biovest Plan”) Biovest became obligated to certain of its unsecured creditors in the aggregate principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditor’s allowed Class 8 unsecured claim (including post-petition interest under the Biovest Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as, 0.2 million shares of Biovest common stock, using a conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011 as follows:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

10. Convertible long-term debt (continued):

Biovest Class 8 Option C Notes (continued):

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

On February 17, 2011, May 17, 2011 and again on August 17, 2011, with Biovest’s Ten Day VWAP at less than $1.00 per share, the Option C Notes holder elected to convert one-eighth of the Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share, resulting in the issuance of 901,645 shares of Biovest common stock.

Biovest Exit Financing:

On October 19, 2010, Biovest completed a financing as part of the Biovest Plan (the “Exit Financing”). Pursuant to the Exit Financing, Biovest issued secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and warrants to purchase shares of Biovest common stock to twelve (12) accredited investors (the “Buyers”). Biovest issued two separate types of warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Biovest Effective Date: (a) the Initial Notes were exchanged pursuant to the terms of the Biovest Plan for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged pursuant to the terms of the Biovest Plan for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”).

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

•

the Buyers may convert all or a portion of the outstanding balance of the Exchange Notes into shares of Biovest common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of Biovest common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, Biovest, at its option, may upon written notice to the holders of the Exchange Notes, convert the then outstanding balance of the Exchange Notes into shares of Biovest common stock at the conversion price then in effect under the Exchange Notes.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

10. Convertible long-term debt (continued):

Biovest Exit Financing (continued):

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

On December 22, 2010, the Series B Exchange Warrants were exercised by a cashless exercise and an aggregate of 1,075,622 shares of Biovest common stock were issued to the Buyers.

As of September 30, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted to common stock, resulting in the issuance to the Buyers of 6.9 million shares of the Biovest common stock. The remaining principal balance outstanding on the Exchange Notes is $1.3 million as of September 30, 2011.

The Exchange Notes and Exchange A and Exchange B Warrants contain conversion and adjustment features required to be classified as derivative instruments and recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two (2) years.

Future maturities of convertible debt are as follows:

in thousands

12 Months ending September 30,
2012	$17,323
2013	15,862

Total maturities	33,185
Less unamortized discount:	(1,918)

$31,267

11. Other long-term debt:

Other long-term debt consists of the following:

in thousands
	September 30, 2011	September 30, 2010
Accentia Class 2 Laurus/Valens Term Note	$8,669	$—
Accentia Class 4 Promissory Note	4,343	—
Accentia Class 10 Plan Distributions	2,188	—
Biovest Laurus/Valens Term Notes	27,626	—
Biovest Class 8 Plan Distributions	2,769	—
Biovest Minnesota MIF Loan	247	—
Biovest Coon Rapids EDA Loan	102	—

	45,944	—
Less current maturities	(3,680)	—

	$42,264	$—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

11. Other long-term debt (continued):

Accentia Class 2 Laurus/Valens Term Note:

On the Effective Date, the Company issued security agreements and term notes to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”), and LV Administrative Services, Inc. (“Laurus/Valens”), in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. The following are the material terms and conditions of the Laurus/Valens Term Notes:

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

•	all of the assets of Analytica, which secure a guaranty of Analytica as to the entire indebtedness under the Laurus/Valens Term Notes.

and

•

with the prior written consent of Laurus/Valens, the Company may convert all or any portion of the outstanding principal and accrued interest under the Laurus/Valens Term Notes into a number of shares of the Company’s common stock equal to (a) the aggregate portion of the principal and accrued but unpaid interest outstanding under the Laurus/Valens Term Note being converted, divided by (b) ninety percent (90%) of the average closing price publicly reported for the Company’s common stock for the ten (10) trading days immediately preceding the date of the notice of conversion.

On August 1, 2011, upon receipt of the second $1 million traunche of the Corps Real Convertible Note (as defined below), the Company paid Laurus/Valens, under the prepayment terms of the Laurus/Valens Term Note as noted above, the amount of $138,853 consisting of $131,012 in principal and $7,841 in accured interest. The principal balance at September 30, 2011 was approximately $8.7 million.

On December 15, 2011, in connection with the Company’s sale of the assets and business of Analytica (“Analytica Asset Purchase Agreement”), the Company entered into an agreement with LV, as agent for and on behalf of Laurus/Valens (the “Laurus/Valens Amendment Agreement”), whereby Laurus/Valens, conditioned upon receipt of the Company’s upfront payment in the Analytica Asset Purchase Agreement in an amount of $4 million: (1) consented to the transactions contemplated by the Analytica Asset Purchase Agreement and released all liens and security interests on Analytica’s assets and business to be sold to the purchaser(s); (2) waived any right to any of the earnout as defined and payable pursuant to the Analytica Asset Purchase Agreement; (3) extended the maturity date of the Company’s outstanding Laurus/Valens Term Notes held by Laurus/Valens from May 17, 2012 and November 17, 2012 to May 17, 2013 and November 17, 2013, respectively; and (4) modified the obligation set forth in the Laurus/Valens Term Notes that previously required the Company to pay thirty percent (30%) of any capital raised by the Company to Laurus/Valens as a prepayment on the Laurus/Valens Term Notes. See Note 21 Subsequent Events.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

11. Other long-term debt (continued):

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

Accentia Class 10 Plan Distributions:

On the Effective Date, the Company became obligated required to pay approximately $2.4 million in cash to unsecured creditors holding Class 10 claims under the Plan (the “Class 10 Plan Distributions”). The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum.

Unsecured creditors holding an aggregate total of $3,287,695 in Class 10 claims elected to convert those Class 10 claims into shares of the Company’s common stock valued at the average market price for the Company’s common stock over the ten (10) trading days preceding the Effective Date.

As of September 30, 2011, the Company had issued approximately 2.4 million shares of the Company’s common stock to these Class 10 unsecured creditors at a conversion price equal to $1.36 per share.

Biovest Laurus/Valens Term Notes:

On the Biovest Effective Date and pursuant to the Biovest Plan, Biovest issued two new types of notes (the “Laurus/Valens Term A Notes” and the “Laurus/Valens Term B Notes”) in the aggregate original principal amount of $29.06 million to Laurus/Valens in compromise and satisfaction of secured claims prior to the Effective Date.

The following are the material terms and conditions of the Laurus/Valens Term A Notes:

•	the original aggregate principal amount of the Laurus/Valens Term A Notes was $24.9 million;

•	the Laurus/Valens Term A Notes are due in one installment of principal and interest due at maturity on November 17, 2012;

•	interest accrues at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Laurus/Valens Term A Notes, without penalty, at any time; and

•	Biovest is required to make mandatory prepayments under the Laurus/Valens Term A Notes as follows:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

11. Other long-term debt (continued):

Biovest Laurus/Valens Term Notes (continued):

On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in the Biovest’s Exit Financing.

The following are the material terms and conditions of the Laurus/Valens Term B Notes:

•	The original aggregate principal amount of the Laurus/Valens Term B Notes was $4.16 million;

•	The Laurus/Valens Term B Notes mature on November 17, 2013;

•	interest accrues at the rate of eight percent (8%) per annum (with a twelve percent (12%) per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Laurus/Valens Term B Notes, without penalty, at any time; and

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

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a lien on all of the assets of Biovest, junior only to the lien granted to Corps Real and to certain permitted liens by Biovest. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are guaranteed by the Company (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by a pledge by the Company of 20,115,818 shares of Biovest common stock owned by the Company and by the assets of the Company’s subsidiary, Analytica.

On December 15, 2011, the Company closed on the definitive agreement selling the assets and business of Analytica. In connection with the Analytica Asset Purchase Agreement, the Company entered into an amendment agreement to the Company’s Laurus/Valens Term Notes with LV, as agent for and on behalf of Laurus/Valens, whereby Laurus/Valens, conditioned upon receipt of an upfront payment of the asset sales proceeds amended the terms of the Accentia Guaranty, whereby Laurus/Valens consented to the transactions contemplated by the Analytica Asset Purchase Agreement and released all liens and security interests on Analytica’s assets and business to be sold to the purchaser. See Note 21 Subsequent Events.

The Laurus/Valens Term A and the Laurus/Valens Term B Notes replaced the following obligations due to Laurus/Valens:

•	the $7.799 million note payable to Laurus originated in March 2006;

•	the $0.250 million note payable to Valens II originated in October 2007;

•	the $0.245 million note payable to Valens U.S. originated in October 2007;

•	the $3.6 million note payable to Valens II originated in December 2007;

•	the $4.9 million note payable to Valens U.S. originated in December 2007;

•	the $7.5 million minimum royalty due on sales of AutovaxID® instrumentation originated in April 2007; and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

The fair value of the Laurus/Valens Term A and the Laurus/Valens Term B Notes was recorded against the combined carrying value of the obligations listed above resulting in a $6.7 million gain on reorganization for the year ended September 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

11. Other long-term debt (continued):

Biovest Class 8 Option A Obligations:

On the Biovest Effective Date and under the Biovest Plan, Biovest became obligated to pay to the Biovest unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014. These unsecured creditors’ claims include, but are not limited to the Pulaski Bank notes, the Southwest Bank note, and the guarantor indemnities. As of September 30, 2011, this obligation increased by $0.06 million due to an amendment made to Biovest’s listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to Biovest’s Phase 3 clinical trial for BiovaxID®. The fair value of the Option A Obligations was recorded against the carrying value of each claim holder electing an Option A distribution as of the Effective Date, resulting in a $0.4 million gain on reorganization for the year ended September 30, 2011.

Biovest Coon Rapids Economic Development Authority Loans (Minnesota MIF Loan and Coon Rapids EDA Loan):

On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority for the City of Coon Rapids, Minnesota and the Minnesota Investment Fund, which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. Biovest issued two secured promissory notes (the “Minnesota Promissory Notes”) in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021 (the “Minnesota Promissory Notes”). The Minnesota Promissory Notes bear interest as follows, yielding an effective interest rate of 4.1%:

•	Months 1-60 at 2.5% interest

•	Months 61-80 at 5.0% interest

•	Months 81-100 at 7.0% interest

•	Months 101-120 at 9.0% interest

Biovest may prepay the Minnesota Promissory Notes at any time prior to maturity without penalty. Proceeds from the transaction in the amount of $0.353 million were used to fund capital improvements made to Biovest’s existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Future maturities of other long-term debt are as follows:

in thousands

12 Months ending September 30,
2012	$3,680
2013	27,880
2014	14,079
2015	15
Thereafter	290

$45,944

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

12. Derivative liabilities:

The following tabular presentation reflects the components of derivative financial instruments:

	September 30, 2011	September 30, 2010(1)
Embedded derivative instruments, bifurcated	$—	$18,224,001
Freestanding derivatives:
Warrants issued with convertible debt	—	10,020,236
Warrants issued with note payable	—	7,594,600
Warrants issued with preferred stock	—	1,077,118
Warrants issued with other debt	—	467,564
Warrants issued with settlement	466,400	1,844,200
Default and investment put options, Biovest	—	219,700
Investment put option, Accentia	—	2,928,838
Biovest investor share distribution	118,249	—
Biovest warrants issued with convertible debt	1,998,132	—
Biovest debt conversion option	697	—

	$2,583,478	$42,376,257

(1)	As a result of the Company’s Chapter 11 proceedings, some derivative liabilities listed in the table above became prepetition indebtedness under the Plan. Accordingly, these obligations have been classified as ‘Liabilities subject to compromise’ in the Company’s consolidated balance sheet at September 30, 2010. Only warrants issued with settlement were classified as derivative liabilities at September 30, 2010.

Derivative gains (losses) in the accompanying consolidated statements of operations relate to the individual derivatives as follows:

	For the years ending September 30:
	2011	2010
Embedded derivative instruments, bifurcated	$—	$(15,917,213)
Freestanding derivatives:
Warrants issued with convertible debentures	—	(6,767,115)
Warrants issued with term note payable	(1,583,088)	(4,687,754)
Warrants issued with preferred stock	—	(883,365)
Warrants issued with other debt	(170,860)	(83,021)
Default and investment put options, Biovest	(3,030)	(22,788)
Investment put option, Accentia	—	400,105
Biovest Investor share distribution	461,314	—
Biovest warrants issued with convertible debt	3,966,778	—
Biovest debt conversion option	(2,990,902)	—
Warrants issued for settlement	1,377,800	(822,800)

	$1,058,012	$(28,783,951)

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2011				September 30, 2010
Fair value measurements:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Liabilities

Derivative liabilities	$—	$2,583,478	$—	$2,583,478	$—	$42,376,257	$—	$42,376,257

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

13. Related party transactions:

Corps Real - Accentia:

On June 13, 2011, the Company entered into a convertible debt financing transaction with Corps Real, LLC (“Corps Real”) providing for aggregate loans to the Company in the maximum amount of $4.0 million. Corps Real is a shareholder and the senior secured lender to Biovest. Corps Real, as well as the majority owner of Corps Real are both managed by Ronald E. Osman, Esq., a shareholder of the Company, who is also a shareholder and director of Biovest. The Company executed a secured promissory note, payable to Corps Real, in the maximum principal amount of $4.0 million (the “Accentia Corp Real Note”), under which Corps Real advanced $1.0 million to the Company on June 13, 2011 and on August 1, 2011 and advanced and agreed to advance an additional $1.0 million to the Company on each of November 15, 2011, and January 15, 2012, respectively. The other material terms and conditions of the Accentia Corps Real Note are as follows:

•	The Note will mature on June 13, 2016, at which time all indebtedness under the Accentia Corps Real Note will be due and payable;

•

Interest on the outstanding principal amount of the Accentia Corps Real Note accrues and will be payable at a fixed rate of five percent (5%) per annum. Interest began accruing on June 13, 2011 and will be payable on a quarterly basis in arrears (as to the principal amount then outstanding). Interest payments may be paid in cash or, at the election of the Company, may be paid in shares of the Company’s common stock based on the volume-weighted average trading price of the Company’s common stock during the last ten (10) trading days of the quarterly interest period;

•

At Corps Real’s option, at any time prior to the earlier to occur of (a) the date of the prepayment of the Accentia Corps Real Note in full or (b) the maturity date of the Accentia Corps Real Note, Corps Real may convert all or a portion of the outstanding balance of the Accentia Corps Real Note (including any accrued and unpaid interest) into shares of the Company’s common stock at a conversion rate equal to $0.34 per share;

•

If the Company’s common stock trades at $2.00 per share for ten (10) consecutive trading days, then the Company may, within three (3) trading days after the end of any such period, cause Corps Real to convert all or part of the then outstanding principal amount of the Accentia Corps Real Note at the then conversion price, plus accrued but unpaid interest;

•

Subject to certain exceptions, if the Company wishes to complete a follow-on equity linked financing during the twelve (12) month period following June 13, 2011 at a price per share that is less than the conversion price under the Accentia Corps Real Note, then the Company’s full Board of Directors must first confer with Mr. Osman, the manager of Corps Real, and the Company must offer Corps Real the first right of refusal to provide or to participate in such equity linked financing;

•

The Company will not be permitted to effect a conversion of the Accentia Corps Real Note and Corps Real will not be permitted to convert the Accentia Corps Real Note to the extent that, after giving effect to an issuance after a conversion of the Accentia Corps Real Note, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of the Company’s common stock issuable upon conversion of the Accentia Corps Real Note;

•

The Company may prepay the Accentia Corps Real Note, in full, at any time without penalty, provided that the Company must provide ten (10) days advance written notice to Corps Real of the date for any such prepayment, during which period Corps Real may exercise its right to convert into shares of the Company’s common stock; and

•

Corps Real may, among other things, declare the entire outstanding principal amount, together with all accrued interest and all other sums due under the Accentia Corps Real Note, to be immediately due and payable upon the failure of the Company to pay, when due, any amounts due under the Accentia Corps Real Note if such amounts remain unpaid for five (5) business days after the due date or upon the occurrence of any other event of default described in the Security Agreement (as defined below).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

13. Related party transactions (continued):

Corps Real - Accentia (continued):

To secure payment of the Accentia Corps Real Note, the Company and Corps Real also entered into a Security Agreement dated June 13, 2011 (the “Security Agreement”). Under the Security Agreement, all obligations under the Accentia Corps Real Note are secured by a first security interest in (a) 12 million shares of Biovest common stock owned by the Company, (b) all of the Company’s contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron following the date of the Company’s December 30, 2009 Settlement Agreement with BioDelivery Sciences International, Inc (“BDSI”); provided, however, that if BEMA Granisetron is not the first BEMA-based product for which an NDA is filed with the FDA by or on behalf of BDSI following that date, then the applicable product shall be the first BEMA-based product for which an NDA is filed with the FDA by or on behalf of BDSI following the date of the settlement agreement (as described below), and (c) all attachments, additions, replacements, substitutions, and accessions and all proceeds thereof in any form.

As part of the convertible debt financing transaction, the Company also issued to Corps Real a Common Stock Purchase Warrant to purchase 5,882,353 shares of the Company’s common stock (the “Accentia Corps Real Warrant”) for an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like). The other material terms and conditions of the Accentia Corps Real Warrant are as follows:

•	The Accentia Corps Real Warrant is currently exercisable and will continue to be exercisable until the close of business on June 13, 2016;

•

If the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the Accentia Corps Real Warrant for cash, Corps Real may elect to utilize the cashless exercise provisions of the Accentia Corps Real Warrant; and

•

The Company will not be permitted to effect any exercise of the Accentia Corps Real Warrant, and Corps Real will not be permitted to exercise any portion of the Accentia Corps Real Warrant, to the extent that, after giving effect to such issuance after exercise, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the shares of the Company’s common stock issuable upon exercise of the Accentia Corps Real Warrant.

As of September 30, 2011, none of the $2 million principal balance of the Accentia Corps Real Note had been converted into the Company’s common stock. The discounted value of the Accentia Corps Real Note is classified as convertible notes payable, related party on the accompanying consolidated balance sheets. The June 2011 investment of $1.0 million did not meet the prepayment requirements of the Laurus/Valens Notes. However, the August 2011 investment triggered a prepayment to Laurus/Valens of principal and accrued interest of approximately $0.2 million. An additional $1.0 million investment was received in the first quarter of fiscal year 2012.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

13. Related party transactions (continued):

Corps Real -Biovest:

On the Biovest Effective Date, pursuant to the Biovest Plan, Biovest executed and delivered in favor of Corps Real, a secured convertible promissory note (the “Biovest Corps Real Note”), in an original principal amount equal to $2,291,560 and allows Biovest to draw up to an additional $0.9 million on the note. The Biovest Corps Real Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008, which was previously executed in favor of Corps Real. The Biovest Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is payable in cash on such date. Interest accrues and is payable on the outstanding principal amount of the Biovest Corps Real Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. Biovest may prepay the Biovest Corps Real Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the Biovest Corps Real Note into shares of Biovest common stock at a conversion rate of $0.75 per share of Biovest common stock. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets.

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

(c)	issued to BDSI a warrant (the “BDSI Warrant”) to purchase two (2) million shares of Biovest common stock held by the Company, with an exercise price of $0.84 and an expiration date of March 4, 2017. During the initial two (2) year exercise period, any exercise of the BDSI Warrant by BDSI will be subject to approval by Biovest.

In the event that BDSI receives any sublicensing or milestone payments associated with the Product up to and including the NDA approval, BDSI will apply 30% of such payments toward payback of the Costs of the Product plus interest and the $2.5 Million Payment plus the interest.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

13. Related party transactions (continued):

BDSI/Arius Settlement (continued):

In the event of a proposed sale of BDSI or its assets, BDSI has the right to terminate its Product Right payment obligations to the Company under the Settlement Agreement upon the payment to the Company of an amount equal to the greater of (i) $4.5 million or (ii) the fair market value of the Product Rights as determined by an independent third party appraiser. Further, if the Product Right is terminated, the BDSI Warrant described above will be terminated if not already exercised, and, if exercised, an amount equal to the strike price will, in addition to the amount in (i) or (ii) above, be paid to the Company.

The fair value of the BDSI Warrant was estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The value included in derivative liability is adjusted quarterly and the change is recorded to derivative gain or loss. The value on the grant date was approximately $1.0 million. The value at the end of current period was approximately $0.5 million. The derivative gain for the year ended September 30, 2011 was approximately $1.4 million. The fair value is recorded as a derivative liability on the accompanying consolidated balance sheet.

14. Liabilities subject to compromise:

As a result of the Company’s Chapter 11 filings, the payment of prepetition indebtedness was subject to compromise or other treatment under the Plan prior to the Effective Date. ASC Topic 852 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

The following table reflects liabilities subject to compromise prior to November 17, 2010:

	September 30,
	2011	2010
Accounts payable and accrued expenses	$—	$15,232,863
Hybrid financial instrument	—	3,608,674
Convertible debentures	—	28,626,149
Laurus term note	—	8,800,000
Valens Funds 15% convertible note, Biovest	—	926,300
Secured promissory notes payable to Laurus and the Valens Funds, Biovest	—	28,522,108
Unsecured promissory notes payable to Pulaski Bank and Trust Company	—	1,161,900
Unsecured promissory note payable to Southwest Bank	—	228,330
Southwest Bank line of credit	—	4,000,000
Notes payable, related parties	—	2,313,623
Other notes payable	—	610,683
Minimum royalty due to Laurus on net sales of AutovaxID® instrumentation	—	6,318,233
Derivative liabilities	—	40,532,057
Dividend payable	—	479,452
Other	—	2,209,756

	$—	$143,570,128

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

15. Income taxes:

The Company’s deferred tax assets and liabilities consist of the following:

	September 30,
	2011	2010
Deferred tax assets:
Accrued expenses deductible in future	$1,677,000	$7,535,000
Allowance for doubtful accounts	3,000	3,000
Basis difference in assets	1,791,000	3,735,000
Inventory valuation allowance	91,000	490,000
Share-based compensation	7,414,000	66,000
Intangible assets	1,542,000	2,757,000
Net operating loss carryforward	90,478,000	80,606,000
Debt extinguishment	(454,000)	5,149,000
Unresolved claims	2,336,000	—
Other	2,736,000	20,859,000
Valuation allowance	(107,614,000)	(121,200,000)

	$—	$—

Income tax (expense) benefit consists of the following:

	2011	2010
Current	$—	$—
Deferred	(11,682,166)	(25,269,000)
Benefit of net operating loss carryover	—	—
Increase in valuation allowance	11,682,166	25,269,000

	$—	$—

Allocation between continuing and discontinued operations:
Continuing operations	$—	$—
Discontinued operations	—	—

	$—	$—

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying consolidated statements of operations as follows:

	2011	2010
Statutory tax rate	34%	34%
State taxes	4%	4%
Permanent items	12%	16%
Change in Reorganization items	25%	0%
Other	(1)%	(1)%
Change in valuation allowance	(74)%	(53)%

Effective tax rate in accompanying statement of operations	0%	0%

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result, the Company recorded a valuation allowance with respect to all of the Company’s deferred tax assets.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

15. Income taxes (continued):

Under Section 382 and 383 of the IRC, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss (“NOLs”) and other deductions, which are available to the Company. Due to the acquisition transactions in which the Company has engaged in recent years, the Company believes that the use of these NOLs will be significantly limited.

The Company has a federal NOLs carryover of approximately $238.3 million as of September 30, 2011, which expires through 2027, and of which approximately $30.0 million is subject to various Section 382 limitations based upon ownership changes that occurred through September 30, 2003. Of those losses subject to the limitations, $11.3 million is expected to expire before the losses can be utilized. Of the remaining amounts, the limitation is approximately $1.8 million per year through approximately the year ended September 30, 2012. Subsequent to that date, the annual limitation will decrease to approximately $0.2 million through September 30, 2024. The NOLs incurred after September 30, 2003 may also be subject to further limitations.

16. Stockholders’ equity:

Common stock

The Company has one class of common stock with an aggregate authorization of three hundred million (300,000,000) shares. Each share of common stock carries equal voting rights, dividend preferences, and a par value of $.001 per share.

Preferred stock

The Company has an aggregate of one hundred fifty million (150,000,000) authorized shares of preferred stock. At September 30, 2011 there were no preferred stock shares outstanding. At September 30, 2010, there were 8,950 preferred stock shares authorized and there were 7,529 preferred stock shares issued and outstanding as of September 30, 2010.

Non-controlling interest

The adjustment to non-controlling interest reflects adjustments throughout the year to the ownership structure and the Company’s ownership percentage of the Company’s majority owned subsidiary, Biovest, primarily due to transactions relating to Biovest’s emergence from bankruptcy.

Stock options and warrants

The Company provides for four option plans, the 2003 Stock Option Plan (the “2003 Plan”) per its second amendment on February 27, 2004, the 2005 Equity Incentive Plan (the “2005 Plan”), the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2010 Equity Incentive Plan (the “2010 Plan”) (collectively, the “Stock Option Plans”). The Stock Option Plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code.

The 2003 Plan, as amended, provides for the issuance of 3.5 million shares of common stock, and 762,571 shares of Series D Preferred Stock. At September 30, 2008, all Series D Preferred options had been converted into common share options. All options issued pursuant to the 2003 Plan cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2011, there are 1,681,910 options available for issuance under the 2003 Plan.

On February 1, 2005, the Company’s Board of Directors adopted the 2005 Plan. The 2005 Plan provides for the issuance of 3.0 million shares of common stock. All options issued pursuant to the 2005 Plan cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2011, there are 1,576,207 options available for issuance under the 2005 Plan. The Company may, at any time, amend or modify the 2005 Plan without limitation.

On November 29, 2007 and effective as of December 31, 2007, the Company’s Board of Directors adopted the 2008 Plan. The 2008 Plan provides for the issuance of 3.0 million shares of common stock. All options issued pursuant to the 2008 Plan cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2011, there are 768,415 options available for issuance under the 2008 Plan. The Company may, at any time, amend or modify the Plan without limitation. The Company’s Board of Directors amended the 2008 Plan to increase the number of available options to an aggregate total of 23.0 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

16. Stockholders’ equity (continued):

Stock options and warrants (continued)

On November 15, 2010, the Company’s Board of Directors adopted the 2010 Plan. The 2010 Plan provides the issuance of 10.0 million shares of common stock. All options issued pursuant to the 2010 cannot have a term greater than ten years. Options granted under this plan vest over periods established in the option agreement. As of September 30, 2011, there were 9,060,000 options available for issuance under the 2010 Plan. The Company may, at any time, amend or modify the Plan without limitation.

Stock options and warrants granted, exercised, terminated, and forfeited during the years ended September 30, 2011 and 2010 are as follows:

	Shares	Average Exercise price per share
Options:
Outstanding, October 1, 2009	8,273,037	$1.58
Granted	16,330,000	0.44
Terminated or forfeited	(347,457)	3.20
Exercised	—

Outstanding September 30, 2010	24,255,580	$0.81
Granted	940,000	0.77
Terminated or forfeited	(38,582)	2.15
Exercised	—

Outstanding September 30, 2011	25,156,998	$0.81

Warrants:
Outstanding, October 1, 2009	21,280,800	$2.51
Granted	—	—
Terminated or forfeited	(1,000,000)	2.67
Exercised	—	—

Outstanding September 30, 2010	20,280,800	$2.51
Granted	17,871,382	1.16
Terminated or forfeited	(21,246,420)	2.38
Exercised	—	—

Outstanding September 30, 2011	16,905,762	$1.27

The weighted average grant date fair values of stock options and warrants granted during the years ended September 30, 2011 and 2010 were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
2011	$0.69	$0.39
2010	$0.41	n/a

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

16. Stockholders’ equity (continued):

Stock options and warrants (continued)

The following table summarizes information for options outstanding and exercisable at September 30, 2011:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-1.05	21,826,284	8.16 years		$0.40	19,961,284	$0.38
$1.06-2.11	296,200	2.03 years		2.11	296,200	2.11
$2.12-2.63	335,599	5.27 years		2.57	335,599	2.57
$2.64-9.00	2,698,915	5.38 years		3.72	2,698,915	3.72

	25,156,998		$1,598,286		23,291,998		$1,578,756

The following table summarizes information for options outstanding and exercisable at September 30, 2010:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-1.05	20,897,617	9.12 years		$0.19	74,784	$0.73
$1.06-2.11	296,200	3.03 years		2.11	296,200	2.11
$2.12-2.63	335,702	6.34 years		2.58	260,702	2.55
$2.64-9.00	2,726,061	6.45 years		3.87	2,726,061	3.72

	24,255,580		$13,084,010		3,357,747		$21,600

A summary of the status of the Company’s nonvested stock options as of September 30, 2011, and changes during the year then ended, is summarized as follows:

Nonvested Shares	Shares	Intrinsic Value
Nonvested at October 1, 2010	20,897,833
Granted	940,000
Vested	(19,961,500)
Forfeited	(11,333)

Nonvested at September 30, 2011	1,865,000	$19,530

As of September 30, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a period of approximately three (3) years.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

17. Employee benefit plan:

The Accentia 401(k) and Profit Sharing Plan (the “Employee Benefit Plan”) was established effective July 1, 2004 as a defined contribution plan. The Employee Benefit Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Employee Benefit Plan includes eligible employees of the Company and its affiliates. Employees of the Company who have completed one month of service are eligible to participate in the plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Board of Directors of the Company. For the fiscal years ended September 30, 2011 and 2010, the Company made no employer contributions pursuant to the Employee Benefit Plan

18. Commitments and contingencies:

Legal proceedings:

Bankruptcy proceedings

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with the Company’s Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Biovest litigation

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

Other proceedings

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

18. Commitments and contingencies (continued):

Employment agreements:

During the year ended September 30, 2011, the Company had no employment agreements with its officers and executives.

Facility leases:

The Company leases approximately 7,400 square feet of office space in Tampa, Florida, which is the Company’s principal executive office and administrative office. The Company also shares this office space with its subsidiaries. The lease will expire on September 30, 2014 is cancelable by either party with 120 days prior notice.

The Company’s wholly-owned subsidiary, Analytica, leases approximately 4,000 square feet of office space, located at 24 West 40th Street, New York, New York 10018 (the “New York Lease”) and office space located at Meeraner Platz 1, 79539 Lorrach, Germany, which is occupied by Analytica’s employees in Germany (the “Germany Lease”). The Germany Lease will expire on September 30, 2012. On December 15, 2011, the Company closed on the definitive agreement selling substantially all of the assets and business of Analytica, which upon closing will result in the the assignment and assumption of the New York and Germany Leases to a third-party (see Note 21 Subsequent Events). Rent expense under the New York and Germany Leases for the years ended September 30, 2011 and 2010 was approximately $0.3 million for each year. Future lease payments through the December 15, 2011, sale of assets and business and assignment of the New York and Germany Leases to the purchaser are approximately, $0.06 million.

The Company’s majority-owned subsidiary, Biovest, leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which Biovest uses for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. On December 2, 2010, Biovest entered into a lease agreement (the “Biovest Lease”) for approximately 35,000 square feet facility in Minneapolis (Coon Rapids), Minnesota, which is used for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. The Biovest Lease has a ten year term and provides for certain improvements to the facility, which have been financed and performed principally by the landlord, as well as through government grant loans from city and state agencies in Minnesota. These improvements, which were completed as of September 30, 2011, include the construction of a good manufacturing practices (“GMP”) vaccine manufacturing space. Total rent payments for years 1-5 under the Biovest Lease will be $0.43 million per year. Total rent payments for years 6-10 under the Biovest Lease will be $0.5 million per year. Biovest also has the right to extend the term of the Biovest Lease for two additional five year periods at the greater of base rent in effect at the end of the ten (10) year initial lease term, or market rates in effect at the end of the ten year initial lease term. Rent expense for the years ended September 30, 2011 and 2010, under the Lease was approximately, $0.3 million for each year.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2012. The Company anticipates that as its development of Cyrevia™ and/or BiovaxID® advances and as the Company prepares for the future commercialization of these products the Company’s facilities requirements will continue to change on an ongoing basis.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

18. Commitments and contingencies (continued):

Stanford University:

In September 2004, Biovest entered into an agreement with Stanford University (“Stanford”) providing for worldwide rights to use two proprietary hybridoma cell lines, that are used in the production of the BiovaxID® vaccine. These are the same cell lines that been used by researchers at Stanford and the NCI to perform their studies of the hybridoma idiotype vaccine in non-Hodgkins Lymphoma. This agreement gives Biovest exclusivity to this cell line through 2019 in the fields of B-cell and T-cell cancers, and it provides non-exclusive rights in such fields of use at all times thereafter. The agreement also gives Biovest the right to sublicense or transfer the licensed biological materials to collaborators in the licensed fields. Under the agreement with Stanford, Biovest is obligated to pay Stanford an up-front license fee of $15,000 within 30 days following the execution of the agreement, and an annual maintenance fee of $10,000 thereafter. If BiovaxID is approved by the FDA, the agreement provides for a $0.1 million payment to Stanford upon approval, and following approval, Stanford will receive a royalty of the greater of $50 per patient or 0.05% of the amount received by us for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The agreement with Stanford obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate this agreement at any time upon 30 days prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

Food and Drug Administration:

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, Biovest’s cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

18. Commitments and contingencies (continued):

Royalty agreements:

On the Biovest Effective Date, the Company, Biovest, and Laurus/Valens entered into several agreements, whereby the Company terminated and cancelled all of its royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID® and Biovest’s other biologic products. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and Biovest’s other biologic products was reduced from 35.25% to 6.30%. Additionally, Laurus/Valens’s aggregate royalty obligation on the AutovaxID® instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

Below is the detail of the royalty obligations, following the Biovest Effective Date:

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

•	With respect to AutovaxID®

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

Sublicense agreement with related party:

On February 27, 2007, the Company entered into a perpetual sublicense agreement (the “Cyrevia Sublicense”) with Revimmune, LLC, which is affiliated with one of the Company’s directors and shareholders. Revimmune, LLC holds the exclusive license for the technology from Johns Hopkins University (the “JHU License”). Under the Cyrevia Sublicense, the Company was granted the exclusive world-wide rights to develop, market, and commercialize the Company’s Cyrevia™ therapy (High-Dose Pulsed Cytoxan) to treat MS and certain other autoimmune diseases.

Other material terms and conditions of the Cyrevia Sublicense are as follows:

•

The Company assumed certain future development, milestone and minimum royalty obligations of Revimmune, LLC under the JHU License. In connection with the Cyrevia Sublicense, the Company did not pay an upfront fee or reimbursement of expenses. The Company also agreed to pay to Revimmune, LLC a royalty of 4% on net sales, and in the event of a sublicense, to pay 10% of net proceeds received from any such sublicense to Revimmune, LLC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

18. Commitments and contingencies (continued):

Sublicense agreement with related party (continued):

Other material terms and conditions of the Cyrevia Sublicense are as follows (continued):

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

Baxter Corporation Agreement:

To facilitate the Company’s development and commercialization of Cyrevia™, effective on November 29, 2010, the Company entered into an agreement (the “Baxter Agreement”) with Baxter Healthcare Corporation (“Baxter”), making Baxter the Company’s exclusive source of cyclophosphamide under an agreed-upon price structure. The Company believes that Baxter is the only current good manufacturing practice (“cGMP”) manufacturer approved in the U.S. by the FDA of injectable/infusion cyclophosphamide (under the brand name, Cytoxan) used in the U.S. as referenced in the FDA Orange Book. Cytoxan is the active drug used in Cyrevia™ therapy, the Company’s proprietary system-of-care being developed for the treatment of a broad range of autoimmune diseases. The Baxter Agreement grants the Company the exclusive right to use Baxter’s regulatory file and drug history (“Drug Master File”) for Cytoxan, which the Company’s believes will advance the Company’s planned clinical trials and anticipated communications with the FDA.

The Baxter Agreement requires the Company to make quarterly payments to Baxter, in connection with net sales of products for the designated autoimmune indications, including without limitation any sales by subdistributors. Such quarterly payments will be calculated as 2.5% of sales of products sold by the Company incorporating Cytoxan. The Baxter Agreement also secures for the Company the exclusive right to purchase Baxter’s Cytoxan for the treatment of various autoimmune diseases, including autoimmune hemolytic anemia, multiple sclerosis, systemic sclerosis and the prevention of graft-versus-host disease following bone marrow transplantin connection with the designated autoimmune disease indications. Additionally, the Baxter Agreement designates Baxter as the Company’s sole source of supply of cyclophosphamide for Cyrevia.

The initial term of the Baxter Agreement commenced on November 29, 2010 and will continue until the earlier of (a) the date that is five years following the first arms’ length commercial sale by the Company to a third party of products incorporating cyclophosphamide for an indication within the exclusive clinical field defined in the Baxter Agreement and (b) November 29, 2020. Upon the expiration of the initial term, the Baxter Agreement will be automatically renewed for successive two year periods unless either party terminates the Baxter Agreement upon at least twelve months written notice prior to the relevant termination date. The Baxter Agreement is subject to early termination by Baxter for various reasons, including a material breach of the Baxter Agreement by the Company, a change in control of the Company, the failure of the Company to file an IND within 24 months of the date of the Baxter Agreement for a product within the scope of the Company’s exclusivity under the Baxter Agreement, or the Company does not make its first commercial sale of such a product within six years of the date the first clinical trial patient is dosed with Cytoxan.

19. Variable Interest Entities:

Revimmune, LLC

Although, the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the Cyrevia Sublicense between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC have been consolidated with the Company as of February 27, 2007 and through September 30, 2011. As of September 30, 2011, Revimmune, LLC’s assets and equity were approximately $28,000. The Company had no non-controlling interest in earnings from Revimmune, LLC for the year ended September 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

20. Pro Forma Results:

As discussed below in Note 21 Subsequent Event, the Company entered into an agreement on October 31, 2011 to sell substantially all of Analytica’s assets. The effect on the September 30, 2011 results would be as follows: total assets would increase approximately $0.3 million from $5.9 million to $6.2 million to reflect the sale of unbilled receivables, intangibles, and other assets of approximately $1.8 million with an increase to Earnout Receivable of $1.5 million and Prepaid Research – Receivable of $0.6 million; total liabilities would decrease approximately $4.3 million from $93.0 million to $88.7 million to reflect the payment of $4.0 million on the Laurus/Valens Note as well as the sale of deferred revenue and other liabilities; shareholders’ equity would increase approximately $4.6 million from the net gain on sale of assets including the revenue from the first Earnout Payment as defined below, for which the Company feels reasonably assured that the conditions to will be met on March 31, 2012.

21. Subsequent Events:

Analytica Asset Purchase Agreement

Upon satisfaction of all conditions, on December 15, 2011, the Company, Analytica, LA-SER Alpha Group Sarl (“LA-SER”), and Analytica LA-SER International, Inc., a wholly-owned subsidiary of LA-SER (“Newcorp” and collectively with LA-SER, the “Purchaser”) closed on a definitive agreement (the “Purchase Agreement”) relating to the sale of substantially all of Analytica’s assets and business to the Purchaser for a maximum aggregate purchase price of up to $10 million, consisting of fixed and contingent payments. As part of the maximum aggregate purchase price payable by the Purchaser to Analytica, the Purchaser agreed to grant to Analytica, at no additional consideration, up to $0.6 million worth of research services as requested by the Company to support the Company’s ongoing biotech activities.

To facilitate the closing of the Purchase Agreement (the “Closing”), Analytica and the Company did the following:

(1)	Obtained an order of the Bankruptcy Court, authorizing the Purchase Agreement and the sale and conveyance of Analytica’s assets and business;

(2)	Obtained all third party consents required for the assignment of the transferred contracts and the subleases of Analytica’s New York and Germany Leases;

(3)	Filed an amendment to Analytica’s Articles of Incorporation changing its name; and

(4)	Closed an agreement with Laurus/Valens that, inter alia, terminates and releases all of Laurus/Valens’ claims, liens and security interests on Analytica’s assets and business to be sold to the Purchaser.

In consideration for the sale of the assets and business, the Purchaser paid $4 million (the “Upfront Purchase Price”) for the benefit of the Company directly to an agent of Laurus/Valens. In addition to the Upfront Purchase Price, the Purchaser will pay to Analytica additional earnout consideration (the “Earnout”), up to $6 million, based on Newcorp’s operations following the Closing, to be paid as follows:

(1)

On March 31, 2012, the Purchaser will pay an amount, up to $1.5 million (the “1st Earnout Payment”), to Analytica, based upon a formula involving the aggregate gross revenue of Newcorp from December 15, 2011 through March 31, 2012, as well as the aggregate backlog of Newcorp’s business as of March 31, 2012;

(2)

The Purchaser will pay up to $4.5 million (the “2nd Earnout Payment”) to Analytica. The amount of the 2nd Earnout Payment will be calculated based upon a multiple of Newcorp’s EBITDA for specified periods, with certain adjustments for payments made previously (including the Upfront Purchase Price plus the 1st Earnout Payment plus the amount of research services actually acquired by Analytica pursuant to the Purchase Agreement (up to $0.6 million)). If the 1st Earnout Payment is less than $1.5 million, the maximum amount of the 2nd Earnout Payment will be increased by an amount equal to the difference between $1.5 million and the actual 1st Earnout Payment; and

(3)

The Purchaser may, on or before March 31, 2012, elect to reduce the maximum amount of the 2nd Earnout Payment from $4.5 million to $3 million by paying such amount in full on or before June 30, 2012. Upon such payment, the Purchaser will not be obligated to make any further earnout payments, including the 2nd Earnout Payment.

Pursuant to the Purchase Agreement, the Company and Analytica agreed that, for five (5) years following December 15, 2011, neither the Company, Analytica nor their subsidiaries or affiliates will engage, directly or indirectly, in the healthcare consulting business, nor will they employ any of Anaytica’s pre-Closing employees or representatives.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

21. Subsequent Events:

Agreement with Laurus/Valens

In connection with Analytica Asset Purchase Agreement (as described above), the Company entered into an agreement with LV Administrative Services, Inc. (“LV”), as agent for and on behalf of Laurus/Valens (the “Lender Agreement”), whereby Laurus/Valens, conditioned upon receipt of the Upfront Purchase Price in an amount of a minimum of $4 million: (1) consented to the transactions contemplated by the Purchase Agreement and released all liens and security interests on Analytica’s assets to be sold to the Purchaser; (2) waived any right to any of the Earnout payable pursuant to the Purchase Agreement; (3) extended the maturity date of the Company’s Laurus/Valens Term Notes from May 17, 2012 and November 17, 2012 to May 17, 2013 and November 17, 2013, respectively; and (4) modified the obligation set forth in the Term Notes that previously required the Company to pay thirty percent (30%) of any capital raised by the Company to Laurus/Valens as a prepayment on the Laurus/Valens Term Notes. As a result, if the Company completes a capital raise prior to March 31, 2012, the Company will not be required to use the proceeds from such capital raise towards the prepayment of the Laurus/Valens Term Notes, unless such capital raise exceeds $5 million of net proceeds.

Appointment and election of certain officers and directors

Effective as of December 20, 2011, Samuel S. Duffey, Esq., was appointed to serve in the position of Chief Executive Officer, in addition to continuing his responsibilities as the Company’s President and General Counsel. Mr. Duffey was also designated to serve as the Company’s Principal Executive Officer in connection with dealings with the Company’s independent audit firm and filings with the SEC.

Effective as of December 20, 2011, Francis E. O’Donnell, Jr., M.D. was appointed by the Board of Directors to serve in the position of Executive Chairman of the Board.