Form 10-Q
period 2011-12-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2012-02-10
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No

As of January 31, 2012, there were 76,041,068 shares of the registrant’s common stock outstanding.

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 297,032	$ 420,540
Accounts receivable:
Trade, net of allowance for doubtful accounts of $8,000 at December 31, 2011 and September 30, 2011	1,228,878	1,322,507
Other	1,500,000	—
Inventories	598,902	531,999
Unbilled receivables	91,648	—
Due from related parties	34,922	22,750
Deferred finance costs	78,782	108,326
Prepaid expenses and other current assets	263,544	171,230
Current assets of discontinued operations	—	289,945

Total current assets	4,093,708	2,867,297

Intangible assets	11,012	13,214
Furniture, equipment and leasehold improvements, net	858,496	796,238
Other assets	672,028	692,663
Non-current assets of discontinued operations	—	1,544,602

	$5,635,244	$5,914,014

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31, 2011 (Unaudited)	September 30, 2011
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of convertible long-term debt	$ 23,462,367	$ 16,552,623
Current maturities of convertible promissory notes, related party	694,096	—
Current maturities of other long-term debt	23,480,695	3,679,852
Accounts payable	1,286,524	863,294
Accrued expenses	1,128,507	499,463
Accrued interest	2,495,479	478,856
Reserve for unresolved claims	5,711,690	6,155,506
Unearned revenues	1,095	—
Customer deposits	146,209	115,554
Derivative liabilities	2,138,690	2,583,478
Current liabilities of discontinued operations	—	340,000

Total current liabilities	60,545,352	31,268,626

Long-term convertible debt, net of current maturities	6,859,588	14,713,745
Convertible promissory notes, related party	1,458,621	1,223,154
Other long-term debt, net of current maturities	18,911,827	42,264,453
Long-term accrued interest	2,206,340	3,503,149
Other liabilities	68,353	—

Total liabilities	90,050,081	92,973,127

Commitments and contingencies (Note 13)	—	—

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 76,786,512 shares issued and 75,238,376 outstanding at December 31, 2011; and 74,732,534 shares issued and 73,184,398 shares outstanding at September 30, 2011	76,787	74,733
Treasury stock, 1,548,136 shares, December 31, 2011 and September 30, 2011	(1,496,417)	(1,496,417)
Additional paid-in capital	262,721,416	260,730,525
Accumulated deficit	(332,634,102)	(333,870,254)

Total stockholders’ deficit attributable to Accentia Biopharmaceuticals, Inc.	(71,332,316)	(74,561,413)
Non-controlling interests	(13,082,521)	(12,497,700)

Total stockholders’ deficit	(84,414,837)	(87,059,113)

Total liabilities and stockholders’ deficit	$ 5,635,244	$ 5,914,014

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2011	2010
Net sales:
Products	$846,322	$307,825
Services	217,120	284,496
Grant revenue	169,292	319,667

Total net sales	1,232,734	911,988

Cost of sales:
Products	431,300	245,488
Services	208,279	236,471
Grants	—	72,011

Total cost of sales (exclusive of amortization of acquired product rights)	639,579	553,970

Gross margin	593,155	358,018

Operating expenses:
Research and development	961,665	293,799
Sales and marketing	27,054	25,983
General and administrative	1,002,768	12,200,442

Total operating expenses	1,991,487	12,520,224

Operating loss	(1,398,332)	(12,162,206)
Other (expense) income:
Interest expense	(1,951,739)	(2,391,771)
Derivative gain (loss)	417,975	(4,073,380)
Gain on sale of assets	3,998,105	—
Other (expense) income	(2,063)	3,510

Income (loss) before reorganization items, non-controlling interest from variable interest entities, discontinued operations and income taxes	1,063,946	(18,623,847)
Reorganization items:
Gain on reorganization	221,581	11,375,530
Professional fees	(36,900)	(357,059)

	184,681	11,018,471
Income (loss) before discontinued operations, income taxes, and non-controlling interest	1,248,627	(7,605,376)
(Loss) income from discontinued operations	(148,325)	145,004

Income (loss) before income taxes and non-controlling interest	1,100,302	(7,460,372)
Income taxes	(439,801)	—

Net income (loss)	660,501	(7,460,372)
Loss from non-controlling interest from variable interest entities and subsidiary	575,651	2,479,837

Net income (loss) attributable to common shareholders	$1,236,152	$(4,980,535)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	For the Three Months Ended December 31,
	2011	2010

Per share amounts, basic for the quarter ended December 31, 2011 and basic and diluted for the quarter ended December 31, 2010:
Income (loss) from continuing operations	$0.02	$(0.12)
(Loss) income from discontinued operations	—	—
Income (loss) attributable to common stockholders per common share	$0.02	$(0.08)

Per share amounts, diluted for the quarter ended December 31, 2011
Income (loss) from continuing operations	$0.02	$(0.12)
(Loss) income from discontinued operations	—	—
Income (loss) attributable to common stockholders per common share	$0.01	$(0.08)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Balances, October 1, 2011	74,732,534	$74,733	$ 260,730,525	$(1,496,417)	$(333,870,254)	$(12,497,700)	$ (87,059,113)
Share-based compensation	—	—	127,884	—	—	—	127,884
Reclassification of beneficial conversion feature to equity, Accentia	—	—	294,117	—	—	—	294,117
Biovest shares issued pursuant to reorganization plan	—	—	26,813	—	—	—	26,813
Accentia shares issued upon the conversion of promissory notes	1,853,433	1,853	847,134	—	—	—	848,987
Accentia shares issued for interest	200,545	201	65,006	—	—	—	65,207
Biovest shares issued upon the conversion of debt	—	—	271,606	—	—	—	271,606
Biovest shares issued for interest	—	—	24,220	—	—	—	24,220
Accentia owned Biovest shares tendered in payment of Accentia debt	—	—	324,941	—	—	—	324,941
Adjustment to non-controlling interest for change in ownership of majority-owned subsidiary	—	—	9,170	—	—	(9,170)	—
Net income (loss) for the period	—	—	—	—	1,236,152	(575,651)	660,501

Balances, December 31, 2011	76,786,512	$76,787	$262,721,416	$(1,496,417)	$(332,634,102)	$(13,082,521)	$(84,414,837)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ending December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$660,501	$(7,460,372)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	33,050	19,656
Amortization	95,948	114,698
Share-based compensation	127,884	10,848,592
Accretion of capitalized finance costs	29,544	764,484
Accretion of debt discounts	681,547	406,873
Derivative (gain) loss	(417,975)	4,073,380
Gain on the conversion of debt	—	(24,902)
Gain on the sale of assets	(3,998,105)	—
Issuance of common stock shares for interest expense	89,427	313,407
Issuance of common stock warrants for finance costs	—	1,247,582
Issuance of common stock shares for services	—	40,500
Increase (decrease) in cash resulting from changes in:
Accounts receivable	93,629	147,664
Inventories	(66,903)	(12,261)
Unbilled receivables	(301,859)	(25,843)
Prepaid expenses and other current assets	(129,689)	(771,700)
Other assets	13,172	178,889
Assets from discontinued operations	436,956	(111,141)
Accounts payable	270,310	521,959
Accrued expenses	1,123,845	135,005
Unearned revenues	384,828	—
Customer deposits	30,655	(26,703)
Other liabilities	68,353	—
Liabilities from discontinued operations	(350,879)	19,246

Net cash flows from operating activities before reorganization items	(1,125,761)	10,399,013

Reorganization items:
Gain on reorganization plan	(221,581)	(11,375,530)
Decrease in accrued professional fees	—	(325,333)

	(221,581)	(11,700,863)

Net cash flows from operating activities	(1,347,342)	(1,301,850)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(97,504)	(98,403)
Proceeds from the sale of assets	4,000,000	—

Net cash flows from investing activities	$3,902,496	$(98,403)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Three Months Ending December 31,
	2011	2010
Cash flows from financing activities:
Proceeds from long-term convertible notes	$—	$7,000,000
Proceeds from notes payable, related party	1,000,000	250,000
Proceeds from the exercise of stock options	—	6,000

Payments on notes payable and long-term debt	(3,666,490)	(1,466,703)

Payment of deferred financing costs	—	(1,177,634)

Payments made from related party, net	(12,172)	(5,466)

Net cash flows from financing activities	(2,678,662)	4,606,197

Net change in cash and cash equivalents	(123,508)	3,205,944

Cash and cash equivalents at beginning of period	420,540	558,452

Cash and cash equivalents at end of period	$297,032	$3,764,396

Supplemental cash flow information:
Cash paid for Interest	$—	$—

Supplemental disclosure of non-cash financing activity:
Reclassification of derivative to equity	$—	$35,093,356
Reclassification of beneficial conversion feature, Accentia	294,117	—
Reclassification of beneficial conversion feature, Biovest	—	2,138,789
Accentia shares issued on the Effective Date upon the conversion of debt	—	12,573,463
Accentia shares issued for services	—	40,500
Accentia shares issued upon the conversion of promissory notes	848,987	75,908
Biovest shares issued on Effective Date upon the conversion of debt	—	6,631,156
Biovest shares issued upon the conversion of debt	271,606	12,573,463
Biovest shares issued upon the conversion of Exit Financing	—	60,195
Biovest shares issued pursuant to reorganization plan	26,813	—
Accentia owned Biovest shares tendered in payment of Accentia debt	$324,941	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

1. Description of the company:

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (OTCQB: “ABPI”) (the “Company” or “Accentia”) is a biotechnology company that is developing Cyrevia™ (formerly named Revimmune™) as a comprehensive system of care for the treatment of autoimmune diseases. The Company is also developing the SinuNasal™ Lavage System as a medical device for the treatment of chronic sinusitis. Additionally, through the Company’s majority-owned subsidiary, Biovest International, Inc. (“Biovest”), the Company is developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically, follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers and AutovaxID®, an instrument for the production of a broad range of patient-specific medicines, such as BiovaxID and potentially for various vaccines, including vaccines for influenza and other contagious diseases.

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

BiovaxID® is being developed by the Company’s majority-owned subsidiary, Biovest as an active immunotherapy to treat certain forms of lymphoma. BiovaxID has completed two Phase 2 clinical trials and one Phase 3 clinical trial.

AutovaxID® is automated cell culture production instrument being developed and commercialized by the Company’s majority owned subsidiary, Biovest for the production of cancer vaccines and other personalized medicines and potentially for a wide range of other vaccines.

From 1997 and until December 15, 2011, the Company’s wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), conducted a global research and strategy consulting business that provided services to the pharmaceutical and biotechnology industries. On December 15, 2011, the Company closed on the sale of substantially all of the assets and business of Analytica to a third-party (Note 3), which included the name “Analytica International, Inc.” Accordingly, the Company changed the name of its subsidiary from Analytica International, Inc. to Accentia Biotech, Inc.

On November 10, 2008, the Company and its wholly-owned subsidiaries, Analytica, TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM” or “Accentia Pharmaceuticals”), AccentRx, Inc. (“AccentRx”), and Accentia Specialty Pharmacy (“ASP”) (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization and on October 25, 2010, the Company filed its First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Confirmation Order”). The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010 (the “Effective Date”). On the Effective Date and pursuant to the Plan, the Company’s subsidiaries, AccentRX and ASP were dissolved.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

2. Significant accounting policies and consolidation policy:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulation, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the condensed consolidated financial statements.

Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Principles of consolidation:

The Company consolidates all entities controlled by ownership of a majority interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The unaudited condensed consolidated financial statements include the Company and its wholly-owned subsidiaries, Analytica and TEAMM; its majority-owned subsidiary, Biovest (and Biovest’s consolidated entities), and Revimmune, LLC, an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting for reorganization proceedings:

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

Pursuant to the Plan, holders of existing voting shares of the Company’s common stock immediately before Plan confirmation received more than 50 percent of the voting shares of the emerging entity, thus the Company did not adopt fresh-start reporting upon emergence from Chapter 11. The Company instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt was reported as an extinguishment of debt and classified in accordance with ASC Topic 225.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

2. Significant accounting policies and consolidation policy (continued):

Financial instruments:

Financial instruments, as defined in ASC Topic 825, consist of cash, evidence of ownership in an entity and contracts that both: (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right: (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s condensed consolidated financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and derivative financial instruments.

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

Derivative instruments - Fair value of financial assets and liabilities:

The Company measures the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

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

The Company estimates fair values of all derivative instruments, such as free-standing warrants, and embedded conversion features utilizing Level 2 inputs (Note 11). The Company uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

2. Significant accounting policies and consolidation policy (continued):

Grant revenue:

Grant revenue is the result of the Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2011 and 2010. Grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2011 and 2010 for Biovest and 2012 and 2011 for the Company.

Recent accounting pronouncements:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2011-08 on its condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to facilitate comparison of financial statements between those entities that prepare their statements on the basis of GAAP and those that prepare their statements on the basis of the International Financial Reporting Standards (“IFRS”) ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for the Company beginning January 1, 2013 with retrospective application to all prior periods presented. The Company does not expect the adoption to have a material impact on its condensed consolidated financial statements.

3. Liquidity and management’s plans:

During the three months ended December 31, 2011, the Company had net income of $0.7 million. On December 31, 2011, the Company had an accumulated deficit of approximately $332.6 million and a working capital deficit of approximately $56.5 million. Cash and cash equivalents at December 31, 2011 was $0.3 million. The Company’s independent auditors issued a “going concern” uncertainty on the consolidated financial statements for the year ended September 30, 2011, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

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

In September 2007, the Company conducted an initial meeting with the FDA regarding its proposed design of a clinical trial in multiple sclerosis (“MS”) for Cyrevia. Since the Company’s initial meeting with the FDA, a number of studies utilizing high-dose pulsed cyclophosphamide in MS has reported follow-up data, which the Company expects will provide support and guide the design of future planned clinical trial(s). The Company intends to conduct follow-up pre-investigational new drug application(s) meetings with the FDA in calendar year 2012 with regards to discuss its planned clinical trial strategy and study protocol(s) for the treatment of MS, graft-versus-host disease following bone marrow transplant, systemic sclerosis and autoimmune hemolytic anemia. Based on the FDA’s input and the Company’s analyses of available data, the Company anticipates filing an investigational new drug application(s) (“IND”) under which the Company expects to conduct its planned clinical trials. Further, the Company plans to discuss with the FDA its plans for a Risk Evaluation and Mitigation Strategies (“REMS”), which the Company developed and mandated to accompany the treatment regime for Cyrevia.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. Liquidity and management’s plans (continued):

Regulatory strategy and commercialization expenditures (continued):

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

SinuNasal™ Lavage System

The Company believes that SinuNasal should be regulated by the Center for Devices and Radiological Health as a prescription medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”). However, in April 2010, the Office of Combination Products (“OCP”) within the FDA ruled that SinuNasal is not a medical device, but rather, is a combination product with a drug primary mode of action requiring regulation by the Center for Drug Evaluation and Research. The effect of this OCP determination is to subject SinuNasal to regulatory requirements as a drug product, likely including submission of a new drug application (“NDA”), typically a much more difficult, lengthy, and expensive pathway to market as compared to clearance or approval of a medical device. In July 2010, after the OCP reconsidered and affirmed its decision, the Company appealed the ruling to a higher office within the FDA that supervises the OCP. In March 2011, the Company presented written and oral argument in connection with an appeal meeting that SinuNasal’s mechanical mode of action meets the definition of a medical device and that it is not a combination product or, if it is, that the device mode of action is primary. On December 1, 2011, FDA issued its decision upholding the ruling of the OCP. The Company is now considering options such as commencing a lawsuit against the FDA seeking reversal of the OCP ruling and FDA’s affirmation of that decision. There can be no assurance, however, as to the final outcome. Pending such determination, the Company is unable to determine the next potential development and/or regulatory steps to advance the Company’s SinuNasal product. If the litigation is not successful, the Company’s potential future development and commercialization plans for SinuNasal will require greater expense and a longer timeline than would have been the case if device regulation applied, possibly resulting in discontinuation of the project altogether.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. Liquidity and management’s plans (continued):

Analytica Asset Purchase Agreement:

Upon satisfaction of all conditions, on December 15, 2011, the Company, Analytica, LA-SER Alpha Group Sarl (“LA-SER”), and Analytica LA-SER International, Inc., a wholly-owned subsidiary of LA-SER (“Newcorp” and collectively with LA-SER, the “Purchaser”) closed on a definitive agreement (the “Purchase Agreement”) relating to the sale of substantially all of Analytica’s assets and business to the Purchaser for a maximum aggregate purchase price of up to $10.0 million, consisting of fixed and contingent payments. As part of the maximum aggregate purchase price payable by the Purchaser to Analytica, the Purchaser agreed to grant to Analytica, at no additional consideration, up to $0.6 million worth of research services as requested by the Company to support the Company’s ongoing biotechnology activities.

To facilitate the closing of the Purchase Agreement (the “Closing”), Analytica and the Company did the following:

(1)	Obtained an order of the Bankruptcy Court, authorizing the Purchase Agreement and the sale and conveyance of Analytica’s assets and business;

(2)	Obtained all third party consents required for the assignment of the transferred contracts and the subleases of Analytica’s New York and Germany Leases;

(3)	Filed an amendment to Analytica’s Articles of Incorporation changing its name from Analytica International, Inc. to Accentia Biotech, Inc.; and

(4)	Closed an agreement with Laurus/Valens (discussed below) that, inter alia, terminates and releases all of Laurus/Valens’ claims, liens and security interests on Analytica’s assets and business to be sold to the Purchaser.

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

(2)

The Purchaser will pay up to $4.5 million (the “2nd Earnout Payment”) to Analytica. The amount of the 2nd Earnout Payment will be calculated based upon a multiple of Newcorp’s EBITDA for specified periods, with certain adjustments for payments made previously (including the Upfront Purchase Price plus the 1st Earnout Payment plus the amount of research services actually acquired by Analytica pursuant to the Purchase Agreement (up to $0.6 million)). If the 1st Earnout Payment is less than $1.5 million, the maximum amount of the 2nd Earnout Payment will be increased by an amount equal to the difference between $1.5 million and the actual 1st Earnout Payment; and

(3)

The Purchaser may, on or before March 31, 2012, elect to reduce the maximum amount of the 2nd Earnout Payment from $4.5 million to $3.0 million by paying such amount in full on or before June 30, 2012. Upon such payment, the Purchaser will not be obligated to make any further earnout payments, including the 2nd Earnout Payment.

Pursuant to the Purchase Agreement, the Company and Analytica agreed that, for five (5) years following the Closing, neither the Company, Analytica nor their subsidiaries or affiliates will engage, directly or indirectly, in the healthcare consulting business, nor will they employ any of Analytica’s pre-Closing employees or representatives.

The sale of the assets and business of Analytica resulted in a gain of approximately $4.0 million during the quarter ended December 31, 2011. The initial proceeds of $4.0 million along with the 1st Earnout Payment of $1.5 million expected to be received on March 31, 2011 were used to calculate the gain. Accrued taxes of $0.4 million were recorded for estimated state and local taxes associated with the gain on this transaction.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. Liquidity and management’s plans (continued):

Corps Real-Accentia:

On June 13, 2011, the Company entered into a convertible debt financing transaction with Corps Real, LLC (“Corps Real”) providing for aggregate loans to the Company in the maximum amount of $4.0 million. The Company executed a secured promissory note, in the maximum principal amount of $4.0 million (the “Accentia Corps Real Note”), under which Corps Real advanced $1.0 million to the Company on each of June 13, 2011, August 1, 2011 and November 15, 2011. Corps Real advanced an additional $1.0 million to the Company on January 15, 2012. The Accentia Corps Real Note will mature on June 13, 2016, at which time all indebtedness under the Accentia Corps Real Note will be due and payable. Interest on the outstanding principal amount of the Accentia Corps Real Note accrues and is payable at a fixed rate of five percent (5%) per annum. Interest began accruing on June 13, 2011 and is payable on a quarterly basis in arrears (as to the principal amount then outstanding). The Company also entered into a security agreement with Corps Real (the “Security Agreement”). Under the Security Agreement, the Accentia Corps Real Note is secured by a first security interest in (a) 12.0 million shares of Biovest common stock owned by the Company, (b) all of the Company’s contractual rights pertaining to the first product for which a NDA is filed containing BEMA Granisetron following the date of the Company’s December 30, 2009 settlement agreement with BioDelivery Sciences International, Inc (“BDSI”). As part of the convertible debt financing transaction, the Company issued to Corps Real a Common Stock Purchase Warrant to purchase 5,882,353 shares of the Company’s common stock with an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like) with an expiration date of June 13, 2016.

Chapter 11 Plan of Reorganization:

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

•

Laurus/Valens (Class 2): On the Effective Date, the Company issued to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”) (collectively, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”) security agreements and term notes in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. Interest accrues on the Laurus/Valens Term Notes at the rate of eight and one-half percent (8.5%) per annum (with a twelve and one-half percent (12.5%) per annum default rate). The Laurus/Valens Term Notes are secured by a lien on all of the Company’s assets, junior only to the liens granted under the Plan to holders of the Class 6 Plan Debentures (as defined below) and certain permitted liens. Also, the Company pledged to Laurus/Valens (a) all of the Company’s equity interests in Analytica and (b) 20,115,818 shares of Biovest common stock owned by the Company.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. Liquidity and management’s plans (continued):

Chapter 11 Plan of Reorganization (continued):

•

Laurus/Valens (Class 2) (continued): On December 15, 2011, in connection with the Company’s sale of substantially all of the assets and business of Analytica, the Company entered into an agreement with Laurus/Valens, whereby Laurus/Valens, conditioned upon receipt of the upfront purchase price, as defined therein, in an amount of $4.0 million: (1) consented to the transactions contemplated by the purchase agreement pursuant to which we sold the assets and business of Analytica (the “Analytica Asset Purchase Agreement”), and released all liens and security interests on Analytica’s assets to be sold to the purchaser; (2) waived any right to any of the earnout payable pursuant to the Analytica Asset Purchase Agreement; (3) extended the maturity date of the Company’s Laurus/Valens Term Notes from May 17, 2012 and November 17, 2012 to May 17, 2013 and November 17, 2013, respectively; and (4) modified the obligation set forth in the Laurus/Valens Term Notes that previously required the Company to pay thirty percent (30%) of any capital raised by the Company to Laurus/Valens as a prepayment on the Laurus/Valens Term Notes.

•

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank (Class 3): On the Effective Date, the Company issued a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank of St. Louis f/k/a Missouri State Bank (“Southwest Bank”), in satisfaction of Southwest Bank’s approved pre-Effective Date secured claims. The Company is not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. The Class 3 Plan Note matures on August 17, 2012 and interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time at a fixed rate of six percent (6%) per annum.

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

•

September 2006 Debentures and Warrants (Class 5): On the Effective Date, the Company issued, in satisfaction of the secured debentures dated September 29, 2006 outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”) in the original aggregate principal amount of $3,109,880. The Class 5 Plan Debentures mature on May 17, 2012. The Company may (but are not obligated to) pay the Class 5 Plan Debentures in cash, or the Company may elect to pay through the conversion of outstanding principal and accrued interest into shares of the Company’s common stock. Subject to certain conditions, the holders may elect to exchange amounts due pursuant to the Class 5 Plan Debentures for shares of Biovest common stock owned by the Company. Interest accrues and is payable on the outstanding principal amount under the Class 5 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum. On the Effective Date, the Company also executed and delivered warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of the Company’s common stock or, subject to certain conditions, the holders may exercise by exchanging the Class 5 Plan Warrants for shares of Biovest common stock owned by the Company. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 5 Plan Warrants. In connection with the Class 5 Plan Debentures and Class 5 Plan Warrants, the Company has pledged into an escrow account 14.4 million shares of the Biovest common stock held by the Company to be available to the holders (on a pro rata basis), to secure the repayment of the Class 5 Plan Debentures and the exercise of the Class 5 Plan Warrants. The pledge agreement provides that the total number of shares of Biovest common stock transferable by the Company to the holders of the Class 5 Plan Debentures, whether pursuant to the exchange of the Class 5 Plan Debentures or the exercise of the Class 5 Plan Warrants, may not exceed 14.4 million shares in the aggregate.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. Liquidity and management’s plans (continued):

Chapter 11 Plan of Reorganization (continued):

•

February 2007 Notes and Warrants (Class 9): On the Effective Date, the Company issued, in satisfaction of the debentures dated February 28, 2007 outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original aggregate principal amount of $19,109,554. The Company is not obligated to pay the Class 9 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of the Company’s common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures. On the Effective Date, the Company also executed and delivered warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of the Company’s common stock. The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan.

•

January 2008 Notes and Warrants (Class 13): On the Effective Date, the Company issued, in satisfaction of the convertible preferred stock outstanding prior to the Effective Date, new promissory notes (the “Class 13 Plan Notes”) in the original aggregate principal amount of $4,903,644. The Class 13 Plan Notes mature on November 17, 2012 (the “Class 13 Plan Notes Maturity Date”), and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes. The Company has the option, but have no obligation to pay the Class 13 Plan Notes in cash at maturity and instead may pay through the conversion by the holders into shares of the Company’s common stock. On the Effective Date, the Company also executed and delivered warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of the Company’s common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan.

•

June 2008 Debentures and Warrants (Class 6): On the Effective Date, the Company issued in satisfaction of the secured debentures dated June 17, 2008 outstanding prior to the Effective Date, new debentures (the “Class 6 Plan Debentures”) in the original aggregate principal amount of $9,730,459. The Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest, at a fixed rate of eight and one-half percent (8.50%) per annum is due in cash on such date. Each of the Class 6 Plan Debentures is secured by a lien on certain of the Company’s assets. On the Effective Date, the Company also executed and delivered warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of the Company’s common stock. The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan.

•

Accentia Class 10 Plan Distributions: On the Effective Date, the Company became obligated to pay its unsecured creditors (holders of Class 10 claims under the Plan) approximately $2.4 million in cash (the “Class 10 Plan Distributions”). The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. Liquidity and management’s plans (continued):

Biovest’s Chapter 11 Plan of Reorganization:

On November 17, 2010 (the “Biovest Effective Date”), Biovest emerged from Chapter 11 protection, and Biovest’s Plan of Reorganization (the “Biovest Plan”) became effective. In connection with its emergence from bankruptcy, Biovest entered into a $7.0 million exit financing with an accredited investor group. The exit financing provided Biovest with working capital for general corporate and research and development activities and provided Biovest with capital to meet its near-term obligations under the Biovest Plan.

The following is a summary of certain material provisions of the Biovest Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Biovest Plan.

•

Exit Financing: On the Biovest Effective Date, Biovest issued secured convertible notes in the aggregate principal amount of $7.04 million to twelve accredited investors (the “Buyers”) along with two separate types of warrants to the investors. The Series A Warrants granted the right to purchase an aggregate of 8,733,096 shares of Biovest common stock at $1.20 per share and the Series B Warrants granted the investors the right to purchase 1,076,930 shares of Biovest common stock at $0.001 per share. On December 22, 2010, all of the Series B Exchange Warrants were exercised on a cashless basis and 1,075,622 shares of the Company’s common stock were issued to the Buyers.

•

Corps Real - Biovest: On the Biovest Effective Date, Biovest executed and delivered, in favor of Corps Real a secured convertible promissory note (the “Biovest Corps Real Note”) in an original principal amount equal to $2,291,560, which allows Biovest to draw up to an additional $0.9 million on the Biovest Corps Real Note. The Biovest Corps Real Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008. The Biovest Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets.

•

Laurus/Valens Secured Claims: On the Biovest Effective Date, Biovest issued to Laurus/Valens two new term notes. One term note, in the original aggregate principal amount of $24.9 million, was issued in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term A Notes”). The Laurus/Valens Term A Notes mature on November 17, 2012. A second term note, in the original aggregate principal amount of $4.16 million, was also issued in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term B Notes”). The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a lien on all of Biovest’s assets, junior only to the priority lien to Corps Real and to certain permitted liens. On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing (discussed above).

•

Plan Distributions to Unsecured Creditors (Class 8): On the Biovest Effective Date, Biovest became obligated to certain of its unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum in one installment on March 27, 2014.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

3. Liquidity and management’s plans (continued):

The Qualifying Therapeutic Discovery Project:

On October 31, 2010, the Company and Biovest, separately received notices from the U.S. Internal Revenue Service (“IRS”) that the Company and Biovest were approved to receive a federal grant in the amount of approximately $0.24 million each under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the Internal Revenue Code enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the U.S., or significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of Cyrevia™ and BiovaxID®.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

4. Discontinued operations:

Disposition

On December 15, 2011, the Company closed on the definitive agreement selling substantially all of the assets and business of its wholly-owned subsidiary, Analytica.

The operating results for the three months ended December 31, 2011 and December 31, 2010 are reported as discontinued operations in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended December 31,
	2011	2010
Net sales	$1,091,902	$1,149,832
Cost of sales	959,978	826,098

Gross margin	131,924	323,734
Operating expenses	280,534	185,264

Operating (loss) income	(148,610)	138,470
Other (expense) income	285	6,534

(Loss) income from discontinued operations	$(148,325)	$145,004

Account balances for September 30, 2011 are reported as discontinued operations in the accompanying condensed consolidated balance sheets:

September 30, 2011
Current assets:
Prepaid expenses	$ 64,365
Unbilled receivables	225,580

Total current assets	$ 289,945

Non-current assets:
Furniture, equipment and leasehold improvements, net	$ 32,126
Goodwill	893,000
Intangibles, net	611,958
Deposits	7,518

Total assets	$ 1,834,547

Current liabilities:
Customer deposits	$ 10,440
Deferred income	329,560

Total current liabilities	$ 340,000

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

5. Inventories:

Inventories consist of the following:

	December 31, 2011 (Unaudited)	September 30, 2011
Finished goods	$27,289	$70,096
Work-in-process	110,136	—
Raw materials	461,477	461,903

	$598,902	$531,999

6. Intangible assets:

Intangible assets consist of the following:

	December 31, 2011 (Unaudited)	September 30, 2011	Weighted Average Amortization Period
Amortizable intangible assets:
Noncompete agreements	$2,104,000	$2,104,000	3.5 years
Patents	103,244	103,244	3.0 years
Purchased customer relationships	—	666,463	10.0 years
Product rights	28,321	28,321	5.0 years
Software	258,242	438,329	3.5 years
Trademarks	135,960	1,285,960	3.0 years

	2,629,767	4,626,317
Less accumulated amortization	(2,618,755)	(4,001,145)

Net intangible assets before discontinued operations	$11,012	$625,172
Intangible assets included in discontinued operations	—	611,958

Intangible assets after discontinued operations	$11,012	$13,214

7. Reserve for unresolved claims:

Reserve for unresolved claims consists of disputed amounts in the Company’s Plan (Note 3). These claims remain outstanding before the Bankruptcy Court, and the Company anticipates each claim will be resolved during the current fiscal year.

On February 1, 2012, the Company settled a pre-petition claim. The claimant, Clinstar, LLC (“Clinstar”) had filed two identical proofs of claim in the amount of $0.385 million; one against the Company, in its Chapter 11 proceeding, and another against the Company’s majority owned subsidiary, Biovest, in Biovest’s Chapter 11 proceeding. Through an order by the Bankruptcy Court, Clinstar’s claim against Biovest was denied, and Clinstar’s claim against the Company was allowed, resulting in the issuance of 283,186 shares of the Company’s common stock in full satisfaction of the claim. The Company has recorded the settlement of this claim in the accompanying condensed, consolidated financial statements, resulting in a $0.16 million gain on reorganization for the three months ending December 31, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

8. Convertible long-term debt:

Convertible promissory notes (net of discounts) consist of the following:

in thousands
	December 31, 2011	September 30, 2011
Accentia Class 3 Plan Note	$1,681	$2,241
Accentia Class 5 Plan Debentures	1,333	1,255
Accentia Class 6 Plan Debentures	6,860	6,860
Accentia Class 9 Plan Debentures	15,744	15,889
Accentia Class 13 Plan Notes	3,710	3,855
Biovest Class 8 Option C Promissory Notes	796	1,049
Biovest Exit Financing	198	118

	30,322	31,267
Less current maturities	(23,462)	(16,553)

	$6,860	$14,714

Accentia Class 3 Plan Note:

On November 17, 2010, the effective date of the Plan (the “Effective Date”), the Company issued, a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank of St. Louis f/k/a Missouri State Bank (“Southwest Bank”), in satisfaction of Southwest Bank’s approved pre-Effective Date secured claims. The Company is not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. The following are the material terms and conditions of the Class 3 Plan Note:

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

•

the Class 3 Plan Note is secured by a lien on 15.0 million shares of Biovest common stock owned by the Company (the “Class 3 Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Class 3 Plan Note. As of December 31, 2011, there remains approximately 7.5 million Class 3 Pledged Shares;

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

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

(ii)	the number of shares of the Company’s common stock determined by dividing the Class 3 Automatic Conversion Amount by $1.00 plus in order to pay the shortfall in the Class 3 Automatic Conversion Amount after the payment (as determined above), that number of the Class 3 Pledged Shares that has a value equal to the remaining unpaid portion of the Class 3 Automatic Conversion Amount (as determined above), using a conversion rate equal to the average of the trading price of shares of Biovest common stock for the ten (10) consecutive trading days prior to the Class 3 Automatic Conversion Date (the “Biovest VWAP Price”); or

(iii)	the number of shares of the Company’s common stock determined by dividing the Class 3 Automatic Conversion Amount by $1.00 plus cash in an amount equal to the shortfall in the Class 3 Automatic Conversion Amount after the payment (as determined above); or

(iv)	the number of the Class 3 Pledged Shares that has a value equal to the Class 3 Automatic Conversion Amount, using a conversion rate equal to the Biovest VWAP Price., i.e., dividing the Automatic Conversion Amount by the Biovest VWAP Price.

As of December 31, 2011, approximately $2.8 million in Class 3 Plan Note principal and approximately $0.2 million in accrued interest had been converted into a combination of the Conversion Shares and Class 3 Pledged Shares at a conversion price equal to $0.36 to $1.36 per share, resulting in the delivery 4,766,828 shares of the Company’s common stock and 869,686 shares of Biovest common stock owned by the Company. The principal balance at December 31, 2011 was approximately $1.7 million.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

8. Convertible long-term debt (continued):

Accentia Class 5 Plan Debentures and Warrants (continued):

•

at the option of a holder of Class 5 Plan Debentures, all or any portion of the then outstanding balance of such holder’s Class 5 Plan Debentures may be converted into shares of the Company’s common stock or exchanged for shares of Biovest common stock at the applicable conversion or exchange rate set forth in such holder’s Class 5 Plan Debenture; and

•

beginning August 15, 2011, if the trading price of the Company’s common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least 150% of the fixed conversion price for a holder of Class 5 Plan Debentures for any ten (10) consecutive trading days (in the case of a conversion into the Company’s common stock), or the trading price of shares of Biovest common stock (determined in accordance with the Class 5 Plan Debentures and the Plan) is at least $1.25 for any ten (10) consecutive trading days (in the case of an exchange for shares of Biovest common stock), the Company, at its option, may (a) convert the then outstanding balance of all of the Class 5 Plan Debentures into shares of the Company’s common stock at a conversion rate equal to the fixed conversion price for each holder of Class 5 Plan Debentures, or (b) exchange the then outstanding balance of all of the Class 5 Plan Debentures into shares of Biovest common stock owned by the Company at a rate equal to $0.75 per share of Biovest common stock (with certain exceptions set forth in the Class 5 Plan Debentures and the Plan).

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

As of December 31, 2011, approximately $1.4 million in Class 5 Plan Debentures principal and $0.05 million in accrued interest had been converted into Biovest common stock at a conversion price equal to $0.75 per share, resulting in the delivery of 1,960,700 shares of Biovest common stock owned by the Company to certain Class 5 Plan Debenture holders. The aggregate principal balance of the Class 5 Plan Debentures at December 31, 2011, was approximately $1.7 million.

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

As of December 31, 2011, approximately $2.9 million in Class 6 Plan Debentures had been converted into the Company’s common stock at a conversion price equal to $1.10 per share, resulting in the issuance of approximately 2.6 million shares of the Company’s common stock. The aggregate principal balance of the Class 6 Plan Debentures at December 31, 2011, was approximately $6.9 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

As of December 31, 2011, approximately $3.4 million in Class 9 Plan Debentures principal had been converted into the Company’s common stock at an average conversion price of $1.17 per share, resulting in the issuance of approximately 2.9 million shares of the Company’s common stock. The aggregate principal balance of the Class 9 Plan Debentures at December 31, 2011 was approximately $15.7 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

8. Convertible long-term debt (continued):

Accentia Class 13 Plan Notes and Warrants:

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

As of December 31, 2011, approximately $3.8 million in Class 13 Plan Notes principal had been converted into the Company’s common stock at an average conversion price of $1.90 per share, resulting in the issuance of approximately 2.0 million shares of the Company’s common stock. The aggregate principal balance of the Class 13 Plan Notes at December 31, 2011 was approximately $3.7 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

8. Convertible long-term debt (continued):

Biovest Class 8 Option C Notes:

On November 17, 2010, the effective date (the “Biovest Effective Date”) of Biovest’s First Amended Plan of Reorganization (the “Biovest Plan”) Biovest became obligated to certain of its unsecured creditors in the aggregate principal amount of approximately $2.7 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed Class 8 unsecured claim (including post-petition interest under the Biovest Plan at the rate of three percent (3%) per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Option C Notes”), as well as, 0.2 million shares of Biovest common stock, using a conversion rate equal to $1.66 per share. The Option C Notes bear interest at seven percent (7%) and are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011 as follows:

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

At each quarterly conversion date, from February 17, 2011 and through December 17, 2011 with the Ten Day VWAP at less than $1.00 per share, the holders of the Option C Notes elected to convert one-eighth (1/8th) of the Option C Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 1,173,252 shares of Biovest common stock.

Biovest Exit Financing:

On October 19, 2010, Biovest completed a financing as part of the Biovest Plan (the “Exit Financing”). Pursuant to the Exit Financing, Biovest issued secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and warrants to purchase shares of Biovest common stock to twelve accredited investors (the “Buyers”). Biovest issued two separate types of warrants to the Buyers, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On the Biovest Effective Date and pursuant to the Biovest Plan: (a) the Initial Notes were exchanged for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged for new warrants to purchase a like number of shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

8. Convertible long-term debt (continued):

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

•

the Buyers may convert all or a portion of the outstanding balance of the Exchange Notes into shares of Biovest common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of Biovest common stock is at least 150% of the then-effective conversion price for any ten (10) consecutive trading days, Biovest, at its option, may upon written notice to the Buyers, convert the then outstanding balance of the Exchange Notes into shares of Biovest common stock at the conversion price then in effect under the Exchange Notes.

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

On December 22, 2010, the Series B Exchange Warrants were exercised on a cashless basis and an aggregate of 1,075,622 shares of Biovest common stock were issued to the Buyers.

As of December 31, 2011, a total of $5.8 million in principal on the Exchange Notes had been converted to common stock, resulting in the issuance to the Buyers of 6.9 million shares of Biovest common stock. The remaining aggregate principal balance outstanding on the Exchange Notes is $1.3 million as of December 31, 2011.

The Exchange Notes and Series A Exchange and Series B Exchange Warrants contain conversion and adjustment features required to be classified as derivative instruments and recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

Future maturities of convertible debt are as follows:

in thousands
12 Months ending December 31,

2012	$24,923
2013	6,859

Total maturities	31,782
Less unamortized discount:	(1,460)

$30,322

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

9. Other long-term debt

Other long-term debt (net of discounts) consists of the following:

in thousands
	December 31, 2011	September 30, 2011
Accentia Class 2 Laurus/Valens Term Notes	$5,006	$8,669
Accentia Class 4 Promissory Note	4,343	4,343
Accentia Class 10 Plan Distributions	2,239	2,188
Biovest Laurus/Valens Term A and Term B Notes	27,627	27,626
Biovest Class 8 Plan Distributions	2,833	2,769
Biovest Minnesota MIF Loan	244	247
Biovest Coon Rapids EDA Loan	101	102

	42,393	45,944
Less current maturities	(23,481)	(3,680)

	$18,912	$42,264

Accentia Class 2 Laurus/Valens Term Notes:

On the Effective Date, the Company issued security agreements and term notes to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”), and LV Administrative Services, Inc. (“Laurus/Valens”), in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in compromise and satisfaction of allowed secured claims prior to the Effective Date. The following were the original material terms and conditions of the Laurus/Valens Term Notes, prior to the December 15, 2011 modification:

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

On August 1, 2011, upon receipt of the second $1.0 million tranche of the Accentia Corps Real Note, the Company paid Laurus/Valens, under the prepayment terms of the Laurus/Valens Term Note as noted above, the amount of $138,853 consisting of $131,012 in principal and $7,841 in accrued interest.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

9. Other long-term debt (continued):

Accentia Class 2 Laurus/Valens Term Notes (continued):

On December 15, 2011, in connection with the Company’s sale of substantially all of the assets and business of Analytica, the Company entered into an agreement with Laurus/Valens, whereby Laurus/Valens, conditioned upon receipt of the Company’s upfront purchase price of $4.0 million: (1) consented to the transactions contemplated by the purchase agreement pursuant to which the Company sold substantially all of the assets and business of Analytica (the “Analytica Purchase Agreement”) and released all liens and security interests on Analytica’s assets and business to be sold to the purchaser(s); (2) waived any right to any of the earnout, payable pursuant to the Analytica Purchase Agreement; (3) extended the maturity date of the Company’s outstanding Laurus/Valens Term Notes from May 17, 2012 and November 17, 2012 to May 17, 2013 and November 17, 2013, respectively; and (4) modified the obligation set forth in the Laurus/Valens Term Notes that previously required the Company to pay thirty percent (30%) of any capital raised by the Company to Laurus/Valens as a prepayment on the Laurus/Valens Term Notes. The $4.0 million payment consisted of approximately $3.7 in principal and $0.3 million in accrued interest.

The aggregate principal balance of the Laurus/Valens Term Notes at December 31, 2011 was approximately $5.0 million, with approximately $0.6 million now due on May 17, 2013 and $4.4 million now due on November 17, 2013 along with accrued interest.

Accentia Class 4 Promissory Note:

On the Effective Date, the Company issued, a new promissory note in the original principal amount of $4,342,771 (the “Class 4 Plan Note”) to McKesson Corporation (“McKesson”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated, as described below), and the outstanding principal together with all accrued but unpaid interest is due on such date. The following are the material terms and conditions of the Class 4 Plan Note:

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

The principal balance of the Class 4 Plan Note at December 31, 2011 was approximately $4.3 million.

Accentia Class 10 Plan Distributions:

On the Effective Date, the Company became obligated to pay the Company’s unsecured creditors (the holders of Class 10 claims under the Plan) approximately $2.4 million in cash (the “Class 10 Plan Distributions”). The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum.

The aggregate principal balance of the Class 10 Plan Distributions at December 31, 2011 was approximately $2.2 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

9. Other long-term debt (continued):

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

On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received in Biovest’s Exit Financing.

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

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

9. Other long-term debt (continued):

Biovest Laurus/Valens Term Notes (continued):

The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a lien on all of the assets of Biovest, junior only to the lien granted to Corps Real and to certain permitted liens by Biovest. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are guaranteed by the Company (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by a pledge by the Company of 20,115,818 shares of Biovest common stock owned by the Company and by a guaranty from the Company’s subsidiary, Analytica and Analytica’s assets. On December 15, 2011, pursuant to the Analytica Asset Purchase Agreement, Biovest entered into an agreement with Laurus/Valens, modifying the Accentia Guaranty. The agreement terminated Analytica’s guaranty and security agreements under the Accentia Guaranty and released all liens and security interests on Analytica’s assets and business.

As of December 31, 2011, the indebtedness under the Laurus/Valens Term A Notes was $23.5 million. As of December 31, 2011, the outstanding principal amounts of the Laurus/Valens Term B Notes was $4.2 million.

Biovest Class 8 Option A Obligations:

On the Biovest Effective Date and under the Biovest Plan, Biovest became obligated to pay certain of its unsecured creditors approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014. The aggregate principal balance of Biovest Class 8 Option A Obligations increased by approximately $0.12 million due to an amendment made to Biovest’s listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to the Phase 3 clinical trial of BiovaxID®, as well as the addition of an unsecured claim by the Biovest’s former landlord in St. Louis, Missouri. The claim by Biovest’s former landlord in St. Louis, Missouri had previously been recorded as unresolved claim on the Biovest’s consolidated balance sheet as of September 30, 2011. As the final Option A Obligation differed from the previously recorded liability, Biovest recorded a $0.07 million gain on reorganization for the period ended December 31, 2011.

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

Future maturities of other long-term debt are as follows:

in thousands
12 Months ending December 31,
2012	$23,481
2013	9,180
2014	9,430
2015	15
Thereafter	287

$42,393

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

10. Derivative liabilities:

The following tabular presentation reflects the components of derivative financial instruments:

	December 31, 2011 (unaudited)	September 30, 2011
Embedded derivative instruments, bifurcated	$—	$697
Freestanding derivatives:
Warrants issued with settlement	388,800	466,400
Biovest investor share distribution	78,375	118,249
Biovest warrants issued with convertible debt	1,671,515	1,998,132

	$2,138,690	$2,583,478

Derivative gains (losses) in the accompanying condensed consolidated statements of operations relate to the individual derivatives as follows:

	December 31, 2011 (unaudited)	December 31, 2010
Embedded derivative instruments, bifurcated	$697	$(3,576,764)
Freestanding derivatives:
Biovest warrants issued with convertible debt	326,617	289,271
Warrants issued with term note payable	—	(1,583,088)
Default and investment put options, Biovest	—	(3,030)
Biovest investor share distribution	13,061	255,063
Warrants issued for settlement	77,600	545,168

	$ 417,975	$(4,073,380)

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2011 (unaudited)				September 30, 2011
Fair value measurements:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$2,138,690	$—	$2,138,690	$—	$2,583,478	$—	$2,583,478

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

11. Related party transactions:

Corps Real - Accentia:

On June 13, 2011, the Company entered into a convertible debt financing transaction with Corps Real, LLC (“Corps Real”) providing for aggregate loans to the Company in the maximum amount of $4.0 million. Corps Real is a shareholder and the senior secured lender to Biovest. Corps Real, as well as the majority owner of Corps Real are both managed by Ronald E. Osman, a shareholder of the Company, who is also a shareholder and director of Biovest. The majority owner of Corps Real is also a shareholder of the Company. The Company executed a secured promissory note, payable to Corps Real, in the maximum principal amount of $4.0 million (the “Accentia Corp Real Note”), under which Corps Real advanced $1.0 million to the Company on each of June 13, 2011, August 1, 2011 and November 15, 2011. Corps Real advanced an additional $1.0 million to the Company on January 15, 2012. The other material terms and conditions of the Accentia Corps Real Note are as follows:

•	The Accentia Corp Real Note will mature on June 13, 2016, at which time all indebtedness under will be due and payable;

•

Interest on the outstanding principal amount accrues and is payable at a fixed rate of five percent (5%) per annum. Interest began accruing on June 13, 2011 and is payable on a quarterly basis in arrears (as to the principal amount then outstanding). Interest payments may be paid in cash or, at the election of the Company, may be paid in shares of the Company’s common stock based on the volume-weighted average trading price of the Company’s common stock during the last ten trading days of the quarterly interest period;

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

•

If the Company’s common stock trades at $2.00 per share for ten consecutive trading days, then the Company may, within three trading days after the end of any such period, cause Corps Real to convert all or part of the then outstanding principal amount of the Accentia Corps Real Note at the then conversion price, plus accrued but unpaid interest;

•

Subject to certain exceptions, if the Company wishes to complete a follow-on equity linked financing during the twelve month period following June 13, 2011 at a price per share that is less than the conversion price under the Accentia Corps Real Note, then the Company’s full Board of Directors must first confer with Mr. Osman, the manager of Corps Real, and the Company must offer Corps Real the first right of refusal to provide or to participate in such equity linked financing;

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

•

The Company may prepay the Accentia Corps Real Note, in full, at any time without penalty, provided that the Company must provide ten days advance written notice to Corps Real of the date for any such prepayment, during which period Corps Real may exercise its right to convert into shares of the Company’s common stock; and

•

Corps Real may, among other things, declare the entire outstanding principal amount, together with all accrued interest and all other sums due under the Accentia Corps Real Note, to be immediately due and payable upon the failure of the Company to pay, when due, any amounts due under the Accentia Corps Real Note if such amounts remain unpaid for five business days after the due date or upon the occurrence of any other event of default described in the Security Agreement (as defined below).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

11. Related party transactions (continued):

Corps Real – Accentia (continued):

To secure payment of the Accentia Corps Real Note, the Company and Corps Real also entered into a security agreement dated June 13, 2011 (the “Security Agreement”). Under the Security Agreement, all obligations under the Accentia Corps Real Note are secured by a first security interest in (a) 12.0 million shares of Biovest common stock owned by the Company, (b) all of the Company’s contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron following the date of the Company’s December 30, 2009 settlement agreement with BioDelivery Sciences International, Inc (“BDSI”); provided, however, that if BEMA Granisetron is not the first BEMA-based product for which an NDA is filed with the FDA by or on behalf of BDSI following that date, then the applicable product shall be the first BEMA-based product for which an NDA is filed with the FDA by or on behalf of BDSI following the date of the settlement agreement (as described below), and (c) all attachments, additions, replacements, substitutions, and accessions and all proceeds thereof in any form.

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

As of December 31, 2011, the outstanding principal balance of the Accentia Corp Real Note was $3.0 million. The discounted value of the Accentia Corps Real Note is classified as convertible notes payable, related party on the accompanying condensed consolidated balance sheets. The June 2011 and November 2011 advances of $1.0 million did not meet the prepayment requirements of the Laurus/Valens Notes. However, the August 2011 advance triggered a prepayment to Laurus/Valens of principal and accrued interest of approximately $0.2 million. An additional $1.0 million advance was received on January 15, 2012.

Corps Real – Biovest:

On the Biovest Effective Date and pursuant to the Biovest Plan, Biovest executed and delivered in favor of Corps Real, a secured convertible promissory note (the “Biovest Corps Real Note”), in an original principal amount equal to $2,291,560. The Biovest Corps Real Note also allows Biovest to draw up to an additional $0.9 million. The Biovest Corps Real Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008, which was previously executed in favor of Corps Real. The Biovest Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is payable in cash on such date. Interest accrues and is payable on the outstanding principal amount of the Biovest Corps Real Note at a fixed rate of sixteen percent (16%) per annum, with interest in the amount of ten percent (10%) to be paid monthly and interest in the amount of six percent (6%) to accrue and be paid on the maturity date. Biovest may prepay the Biovest Corps Real Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the Biovest Corps Real Note into shares of Biovest common stock at a conversion rate of $0.75 per share. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets. The principal balance of the Biovest Corps Real Note at December 31, 2011 was approximately $2.3 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

11. Related party transactions (continued):

BDSI/Arius:

On February 17, 2010, the Bankruptcy Court entered an order approving an Emezine Settlement Agreement (the “Settlement Agreement”) between the Company and BDSI, entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, the Company’s wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. The purpose of the Settlement Agreement is to memorialize the terms and conditions of a settlement between the Company and BDSI regarding claims relating to a Distribution Agreement dated March 12, 2004 between Arius and TEAMM. The Settlement Agreement provides that the parties mutually release all claims that either may have against each other and, in connection therewith, the Company:

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

(c)	issued to BDSI a warrant (the “BDSI Warrant”) to purchase two million shares of Biovest common stock held by the Company, with an exercise price of $0.84 and an expiration date of March 4, 2017. During the initial two (2) year exercise period, any exercise of the BDSI Warrant by BDSI will be subject to approval by Biovest.

In the event that BDSI receives any sublicensing or milestone payments associated with the Product up to and including the NDA approval, BDSI will apply 30% of such payments toward payback of the Costs of the Product plus interest and the $2.5 Million Payment plus the interest.

In the event of a proposed sale of BDSI or its assets, BDSI has the right to terminate its Product Rights payment obligations to the Company under the Settlement Agreement upon the payment to the Company of an amount equal to the greater of (i) $4.5 million or (ii) the fair market value of the Product Rights as determined by an independent third party appraiser. Further, if the Product Right is terminated, the BDSI Warrant described above will be terminated if not already exercised, and, if exercised, an amount equal to the strike price will, in addition to the amount in (i) or (ii) above, be paid to the Company.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

12. Stockholders’ equity:

Net Income (loss) per common share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2011 and 2010.

	December 31,
	2011	2010
Basic:
Net income (loss) from continuing operations	$1,248,627	$(7,605,376)
Net (loss) income from discontinued operations	(148,325)	145,004
Net income (loss) attributable to common stockholders	$1,236,152	$(4,980,535)

Weighted average common shares outstanding	74,157,477	62,976,851

Basic per share:
Net income (loss) from continuing operations	$0.02	$(0.12)
Net (loss) income from discontinued operations	—	—
Net income (loss) attributable to common stockholders	$0.02	$(0.08)

Diluted:
Net income (loss) from continuing operations	$1,248,627	$(7,605,376)
Adjustment to income for dilutive options and convertible securities	35,136	—

Diluted net income (loss) from continuing operations	$1,283,763	$(7,605,376)

Net (loss) income from discontinued operations	$(148,325)	$145,004
Adjustment to income for dilutive options and convertible securities	—	—

Diluted net (loss) income from discontinued operations	$(148,325)	$145,004

Net income (loss) attributable to common stockholders	$1,236,152	$(4,980,535)
Adjustment to income for dilutive options and convertible securities	35,136	—

Diluted net income (loss) attributable to common stockholders	$1,271,288	$(4,980,535)

Weighted average common shares outstanding	74,157,477	62,976,851
Effect of dilutive securities:
Convertible securities	8,823,529	—
Stock options and warrants	2,270,159	—

Diluted weighted average common shares outstanding	85,251,165	62,976,851

Diluted per share:
Net income (loss) from continuing operations	$0.02	$(0.12)
Net (loss) income from discontinued operations	—	—
Net income (loss) attributable to common stockholders	$0.01	$(0.08)

Basic earnings per common share are calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and warrants using the treasury stock method, are also included in the diluted per share calculations unless the effect of inclusion would be antidilutive. During the three months ended December 31, 2011, outstanding stock options and warrants of approximately 37.3 million were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

12. Stockholders’ equity (continued):

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

Stock options and warrants issued, terminated/forfeited and outstanding as of December 31, 2011 are as follows:

	Shares	Average Exercise Price Per Share	Intrinsic Value
Options:
Outstanding, October 1, 2011	25,156,998	$0.81
Granted	250,000	0.30
Expired vested	(4,567)	2.68
Expired unvested	(120,000)	0.44
Exercised	—	—

Outstanding December 31, 2011	25,282,431	$0.80	$553,200

Warrants:
Outstanding, October 1, 2011	16,905,762	$1.27
Granted	—	—
Terminated or forfeited	—	—
Exercised	—	—

Outstanding December 31, 2011	16,905,762	$1.27	$—

A summary of the status of the Company’s nonvested stock options as of December 31, 2011, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Intrinsic Value
Nonvested at September 30, 2011	1,865,000
Granted	250,000
Vested	(780,000)
Forfeited	(120,000)

Nonvested at December 31, 2011	1,215,000	$—

Share-based compensation expense was approximately $0.1 million for the quarter ended December 31, 2011 and $10.8 million for the quarter ended December 31, 2010. Approximately $0.4 million in stock compensation expense will be recognized over the next two years as a result of the vesting of shares.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

13. Commitments and contingencies:

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

Biovest litigation

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC (“Clinstar”) for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against the Company, in its bankruptcy proceeding and another against Biovest, in its bankruptcy proceeding. Both the Company and Biovest objected to Clinstar’s filing of Clinstar’s proofs of claim. On January 31, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against Biovest was denied and Clinstar’s proof of claim against the Company was allowed. Upon the full satisfaction of Clinstar’s proof of claim against the Company through the issuance of 283,186 shares of the Company’s common stock at a conversion price of $1.36 per share as required by the Plan, Clinstar shall have no further claims against the Company or Biovest for breach of contract for non-payment.

Other proceedings

Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Facility leases:

The Company leases approximately 7,400 square feet of office space in Tampa, Florida, which is the Company’s principal executive and administrative offices. The Company also shares this office space with its subsidiaries. The lease will expire on December 31, 2014 is cancelable by either party with 120 days prior notice.

The Company’s wholly-owned subsidiary, Analytica, leased approximately 4,000 square feet of office space, located at 24 West 40th Street, New York, New York 10018 (the “New York Lease”) and office space located at Meeraner Platz 1, 79539 Lorrach, Germany, which is occupied by Analytica’s employees in Germany (the “Germany Lease”). On December 15, 2011, upon the Company’s closing of the sale of substantially all of the assets and business of Analytica, the Company assigned the New York and Germany Leases to the third-party purchaser. Rent expense under the New York and Germany Leases for the quarters ended December 31, 2011 and 2010 was approximately $0.1 million for each quarter.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

13. Commitments and contingencies (continued):

Facility leases (continued):

The Company’s majority-owned subsidiary, Biovest, leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which Biovest uses for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. On December 2, 2010, Biovest entered into a lease agreement (the “Biovest Lease”) for approximately 35,000 square feet facility in Minneapolis (Coon Rapids), Minnesota, which is used for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment and contract cell culture services. The Biovest Lease has a ten year term and provides for certain improvements to the facility, which have been financed and performed principally by the landlord, as well as through government grant loans from city and state agencies in Minnesota. These improvements, which were completed as of September 30, 2011, include the construction of a good manufacturing practices (“GMP”) vaccine manufacturing space. Total rent payments for years 1-5 under the Biovest Lease will be $0.43 million per year. Total rent payments for years 6-10 under the Biovest Lease will be $0.5 million per year. Biovest also has the right to extend the term of the Biovest Lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term, or market rates in effect at the end of the ten year initial lease term.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2012. The Company anticipates that as its development of Cyrevia™ and/or BiovaxID® advances and as the Company prepares for the future commercialization of these products the Company’s facilities requirements will continue to change on an ongoing basis.

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive cooperative research and development agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the ongoing Phase 3 clinical trial. Since the transfer to Biovest of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). Under the terms of the CRADA, Biovest is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if Biovest were to abandon work on the vaccine.

Employment agreements:

The Company has no employment agreements with officers and executives as of December 31, 2011.

Stanford University:

In September 2004, Biovest entered into an agreement with Stanford University (“Stanford”) providing for worldwide rights to use two proprietary hybridoma cell lines, that are used in the production of the BiovaxID® vaccine. This agreement gives Biovest exclusivity to these cell lines through 2019. Under the agreement with Stanford, Biovest is obligated to pay an annual maintenance fee of $0.01 million. If BiovaxID is approved by the FDA, the agreement provides for a $0.1 million payment to Stanford upon approval, and following approval, Stanford will receive a royalty of the greater of $50 per patient or 0.05% of the amount received by us for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The agreement with Stanford obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate this agreement at any time upon 30 days prior written notice, and Stanford can terminate the agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

13. Commitments and contingencies (continued):

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

•

Upon the approval of the sublicensed treatment in the U.S. for each autoimmune disease, the Company is required to issue to Revimmune, LLC vested warrants to purchase 0.8 million shares of the Company’s common stock. The warrant which will be granted at the approval of the first sublicensed product will have an exercise price of $8 per share and any subsequent warrant to be issued will have an exercise price equal to the average of the volume weighted average closing prices of the Company’s common stock during the ten trading days immediately prior to the grant of such warrant.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

13. Commitments and contingencies (continued):

Baxter Corporation Agreement:

To facilitate the Company’s development and commercialization of Cyrevia™, effective on November 29, 2010, the Company entered into an agreement (the “Baxter Agreement”) with Baxter Healthcare Corporation (“Baxter”), making Baxter the Company’s exclusive source of cyclophosphamide under an agreed-upon price structure. The Company believes that Baxter is the only current good manufacturing practice (“cGMP”) manufacturer approved in the U.S. by the FDA of injectable/infusion cyclophosphamide (under the brand name, Cytoxan®) used in the U.S. as referenced in the FDA Orange Book. Cytoxan is the active drug used in Cyrevia™ therapy, the Company’s proprietary system-of-care being developed for the treatment of a broad range of autoimmune diseases. The Baxter Agreement grants the Company the exclusive right to use Baxter’s regulatory file and drug history (“Drug Master File”) for Cytoxan, which the Company’s believes will advance the Company’s planned clinical trials and anticipated communications with the FDA.

The Baxter Agreement requires the Company to make quarterly payments to Baxter, in connection with net sales of products for the designated autoimmune indications, including without limitation any sales by subdistributors. Such quarterly payments will be calculated as 2.5% of sales of products sold by the Company incorporating Cytoxan. The Baxter Agreement also secures for the Company the exclusive right to purchase Baxter’s Cytoxan for the treatment of various autoimmune diseases, including autoimmune hemolytic anemia, multiple sclerosis, systemic sclerosis and the prevention of graft-versus-host disease following bone marrow transplanting connection with the designated autoimmune disease indications.

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

14. Variable Interest Entities:

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through December 31, 2011. As of December 31, 2011, Revimmune, LLC’s assets and equity were approximately $28,000. The Company had no non-controlling interest in earnings from Revimmune, LLC for the three months ended December 31, 2011.

15. Subsequent events:

On January 27, 2012, the Company sold 1,173,021 units (“Units”), with each Unit consisting of one share of the Company’s common stock and a warrant to purchase one-half of one share of the Company’s common stock, to REF Holdings, LLC for an aggregate purchase price of $400,000 (or $0.341 per Unit). This sale was made pursuant to a Subscription Agreement, dated January 27, 2012, between the Company and REF Holdings. Under the terms of the Subscription Agreement, the Company has agreed to use its best efforts to file, within thirty (30) calendar days following the closing of the purchase, a resale registration statement covering the shares of common stock underlying the Units and the shares of common stock issuable upon exercise of the warrant underlying the Units. The warrant gives REF Holdings the right to purchase up to 586,511 shares of the Company’s common stock at an exercise price of $0.40 per share (subject to adjustment for stock splits, stock dividends, certain other distributions, and the like). The warrant is immediately exercisable and will expire on January 27, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

Overview

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. is a biotechnology company that is developing Cyrevia™ (formerly named, Revimmune™) as a comprehensive system of care for the treatment of autoimmune diseases. We are also developing the SinuNasal™ Lavage System as a medical device for the treatment of chronic sinusitis. Additionally, through our majority-owned subsidiary, Biovest International, Inc. (“Biovest”), we are developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically, follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers, and AutovaxID®, an instrument for the production of a broad range of patient-specific medicines, such as BiovaxID, and potentially for various vaccines, including vaccines for influenza and other contagious diseases.

Cyrevia™ is being developed to treat various autoimmune diseases. Cyrevia’s active ingredient is cyclophosphamide, which is already approved by the Food and Drug Administration (“FDA”) to treat disorders other than autoimmunity. We are seeking to repurpose cyclophosphamide to treat autoimmune disease as part of a comprehensive system of care.

BiovaxID® is being developed by our majority-owned subsidiary, Biovest, as an active immunotherapy to treat certain forms of lymphoma. BiovaxID has completed two Phase 2 clinical trials and one Phase 3 clinical trial.

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

From 1997 until December 15, 2011, our wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), conducted a global research and strategy consulting business that provided services to the pharmaceutical and biotechnology industries. On December 15, 2011, we closed on the sale of substantially all of the assets and business of Analytica to a third-party, which included the name “Analytica International, Inc.” Accordingly, we changed the name of our subsidiary from Analytica International, Inc. to Accentia Biotech, Inc.

Corporate Overview

We were organized in 2002 to develop and commercialize biopharmaceutical products.

We commenced business in April 2002 with the acquisition of Analytica. We acquired Analytica in a merger transaction for $3.7 million cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of our Series B preferred stock. Analytica was founded in 1997 with offices in New York and Germany. On December 15, 2011, we closed on the sale of the assets and business of Analytica for a combination of fixed and contingent payments aggregating up to $10 million.

In June 2003, we acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest is a biologics company that is developing BiovaxID® as a personalized therapeutic cancer vaccine for the treatment of NHL, specifically, FL, MCL and potentially other B-cell blood cancers. As of December 31, 2011, we owned of record approximately 61% of Biovest’s outstanding common stock with the minority interest being held by approximately 400 shareholders of record. Biovest’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and therefore Biovest files periodic and other reports with the Securities and Exchange Commission (“SEC”).

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

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Consolidated Results of Operations

Net Sales. Our net sales for the three months ended December 31, 2011 were approximately $1.2 million compared to net sales of $0.9 million for the three months ended December 31, 2010, an increase of approximately 35%. Included in product revenue for the current fiscal quarter is $0.1 million resulting from Biovest’s sharing agreement involving the data from Biovest’s Phase 3 clinical trial for BiovaxID®. Prior fiscal quarter’s results do not contain comparable revenue. Biovest has met all obligations required under the data sharing agreement and does not anticipate earning any further revenue under the contract.

Instrument sales in the current quarter were approximately $0.75 million, representing an increase of $0.44 million over the same period in the prior year. Compared to the same period in the prior year, Biovest sold an additional seven instruments, accounting for an increase of approximately $0.24 million. Biovest also sold additional cultureware, tubing sets and other disposable products and supplies for use with our instrument product line which accounts for the remaining increase over the same period in the prior year.

Our grant revenue for the quarters ended December 31, 2011 and December 31, 2010 relating to the Qualifying Therapeutic Discovery Program was $0.2 million and $0.3 million, respectively.

Research and Development Expenses. Our research and development costs were approximately $1.0 million for the three months ended December 31, 2011 compared $0.3 million for the three months ended December 31, 2010. This is primarily attributable to an increase in wages and laboratory supplies as Biovest continues to analyze the available data from the clinical trials and plan to seek accelerated and/or conditional approval with the FDA and international regulatory agencies.

Biovest has also expanded its manufacturing facility in Minneapolis (Coon Rapids), Minnesota, financing over $1.5 million in facility improvements which will provide Biovest increased capacity in the manufacture of biologic products, including the manufacture of BiovaxID. As a result, facility lease costs have increased from the same period in the prior year.

General and Administrative Expenses. Our general and administrative expenses were approximately $1.0 million for the three months ended December 31, 2011; a decrease of $11.2 million over the three months ended December 31, 2010. This decrease is primarily due to a decrease in share-based compensation of $10.8 million which is attributable to the same period in the prior year expense related to options granted during our bankruptcy with vesting contingent upon our emergence from bankruptcy in addition to the market value of 1.5 million shares issued to executives on the Effective Date.

Derivative gain/loss. Derivative gain was approximately $0.4 million for the three months ended December 31, 2011 as compared to a loss of $4.1 million for the three months ended December 31, 2010. This difference is primarily related to the change in value of derivative instruments issued in conjunction with our various financings and settlements. The decrease in our common stock price and Biovest’s common stock price, on which the derivative liabilities are based, during the quarter ended December 31, 2011 created the gain for the three months ended December 31, 2011, compared to an increase in the common stock price for the same period in the prior year resulting in a derivative loss.

Gain on sale of assets. The gain on sale of assets was approximately $4.0 million for the three months ended December 31, 2011 as a result of the sale of substantially all the assets and business of our subsidiary, Analytica. The initial proceeds of $4.0 million along with the $1.5 million earnout expected to be received on March 31, 2012 were used to calculate the gain. There was no gain for the three months ended December 31, 2010. Accrued taxes of $0.4 million were recorded for estimated state and local taxes associated with the gain on this transaction.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through public and private placements of our capital stock, debt financing, and financing transactions with our strategic partners.

We have historically had significant losses from operations. On December 31, 2011, we had an accumulated deficit of approximately $332.6 million and a working capital deficit of approximately $56.5 million. Cash and cash equivalents at December 31, 2011 was approximately $0.3 million.

Cash and cash equivalents at year end along with the additional $1.0 million borrowed from Corps Real under the Accentia Corps Real Note (discussed below) and the earnout of $1.5 million due from the sale of Analytica (as discussed below) are anticipated to provide sufficient capital to sustain us through June 2012.

We intend to attempt to meet our cash requirements through proceeds from the cell culture and instrument manufacturing activities of Biovest, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully execute the obligations under our Plan and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to commercialize Cyrevia™, BiovaxID®, SinuNasal™ and AutovaxID®.

Capital Raised through Sale of Assets

Analytica Asset Purchase Agreement

Upon satisfaction of all conditions, on December 15, 2011, we closed (the “Closing”), along with Analytica, LA-SER Alpha Group Sarl (“LA-SER”), and Analytica LA-SER International, Inc., a wholly-owned subsidiary of LA-SER (“Newcorp” and collectively with LA-SER, the “Purchaser”) on a definitive agreement (the “Analytica Asset Purchase Agreement”) relating to the sale of substantially all of Analytica’s assets and business to the Purchaser for a maximum aggregate purchase price of up to $10.0 million, consisting of fixed and contingent payments. As part of the maximum aggregate purchase price payable by the Purchaser to Analytica, the Purchaser agreed to grant to Analytica, at no additional consideration, up to $0.6 million worth of research services at our request to support our ongoing biotechnology activities.

In consideration for the sale of the assets and business, the Purchaser paid $4.0 million (the “Upfront Purchase Price”) for our benefit directly to Laurus/Valens for the pre-payment of the Laurus/Valens Term Notes (described below). In addition to the Upfront Purchase Price, the Purchaser will pay to Analytica additional earnout consideration (the “Earnout”), up to $6.0 million, based on Newcorp’s operations following the Closing, to be paid as follows:

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

Pursuant to the Analytica Asset Purchase Agreement, we, along with Analytica agreed that, for five (5) years following December 15, 2011, neither our Company, Analytica nor their subsidiaries or affiliates will engage, directly or indirectly, in the healthcare consulting business, nor will we employ any of Analytica’s pre-Closing employees or representatives. Also, pursuant to the Analytica Asset Purchase Agreement, we changed the name of our subsidiary from “Analytica International, Inc.” to “Accentia Biotech, Inc.”

Capital Raised through Equity Issuances

We have received funding from our initial public offering, private placements of our common and preferred stock, the issuance of convertible debentures and the exercise of warrants and options to purchase capital stock.

Corps Real-Accentia

On June 13, 2011, we entered into a convertible debt financing transaction with Corps Real, LLC (“Corps Real”) providing for aggregate loans to us in the maximum amount of $4.0 million. We executed a secured promissory note, in the maximum principal amount of $4.0 million (the “Accentia Corps Real Note”), under which Corps Real advanced $1.0 million to us on each of June 13, 2011, August 1, 2011 and November 15, 2011. Corps Real advanced an additional $1.0 million to us on January 15, 2012. The Accentia Corps Real Note will mature on June 13, 2016, at which time all indebtedness under the Accentia Corps Real Note will be due and payable. Interest on the outstanding principal amount of the Accentia Corps Real Note accrues and is payable at a fixed rate of five percent (5%) per annum. Interest began accruing on June 13, 2011 and is payable on a quarterly basis in arrears (as to the principal amount then outstanding).

We also entered into a Security Agreement with Corps Real (the “Security Agreement”). Under the Security Agreement, the Accentia Corps Real Note is secured by a first security interest in: (a) 12 million shares of Biovest common stock owned by us, (b) all of our contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron following the date of our December 30, 2009 settlement agreement with BioDelivery Sciences International, Inc (“BDSI”). As part of the convertible debt financing transaction, we issued to Corps Real a Common Stock Purchase Warrant to purchase 5,882,353 shares of our common stock with an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like) with an expiration date of June 13, 2016.

As of December 31, 2011, the outstanding principal amount of the Accentia Corps Real Note was $3.0 million.

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

•

Laurus/Valens (Class 2): On the Effective Date, we issued to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens I”), Valens Offshore SPV II, Corp. (“Valens II”), Valens U.S. SPV I, LLC (“Valens U.S.”) (collectively, “Valens”), and LV Administrative Services, Inc., as administrative and collateral agent for Laurus, PSource, and Valens (“LV” and together with Laurus, PSource, Valens, and each of their respective affiliates, “Laurus/Valens”) security agreements and term notes in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in satisfaction of allowed claims prior to the Effective Date. Interest accrues on the Laurus/Valens Term Notes at the rate of eight and one-half percent (8.5%) per annum (with a twelve and one-half percent (12.5%) per annum default rate). The Laurus/Valens Term Notes are secured by a first lien on all of our assets, junior only to the liens granted under the Plan to holders of the Class 6 Plan Debentures (as defined below) and certain permitted liens. We pledged to Laurus/Valens (a) all of our equity interests in Analytica and (b) 20,115,818 shares of Biovest common stock owned us.

On December 15, 2011, in connection with our sale of the assets and business of Analytica, we entered into an agreement Laurus/Valens, whereby Laurus/Valens, conditioned upon receipt of our upfront payment of $4 million: (1) consented to the transactions contemplated by the purchase agreement pursuant to which we sold the assets and business of Analytica (the “Analytica Asset Purchase Agreement”) and released all liens and security interests on Analytica’s assets and business to be sold to the purchaser(s); (2) waived any right to any of the earnout and payable pursuant to the Analytica Asset Purchase Agreement; (3) extended the maturity date of our outstanding Laurus/Valens Term Notes held by Laurus/Valens from May 17, 2012 and November 17, 2012 to May 17, 2013 and November 17, 2013, respectively; and (4) modified the obligation set forth in the Laurus/Valens Term Notes that previously required our Company to pay thirty percent (30%) of any capital raised by our Company to Laurus/Valens as a prepayment on the Laurus/Valens Term Notes. As of December 31, 2011, the aggregate principal balance of the Laurus/Valens Term Notes was approximately $5.0 million.

•

Credit Facility with Southwest Bank of St. Louis f/k/a Missouri State Bank (Class 3): On the Effective Date, we issued a new promissory note in an original principal amount of $4,483,284 (the “Class 3 Plan Note”) to Dennis Ryll, the holder by assignment of our previously-issued secured note to Southwest Bank of St. Louis f/k/a Missouri State Bank (“Southwest Bank”), in satisfaction of Southwest Bank’s approved pre- Effective Date secured claims. We are not obligated to pay the Class 3 Plan Note in cash, and instead may pay through quarterly conversions into shares of our common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned us. The Class 3 Plan Note matures on August 17, 2012 and interest accrues and is payable on the outstanding principal balance of the Class 3 Plan Note from time to time (the “Class 3 Interest”) at a fixed rate of six percent (6%) per annum. As of December 31, 2011, the outstanding principal amount of the Class 3 Plan Note was approximately $1.7 million.

•

McKesson Corporation (Class 4): On the Effective Date, we issued a new promissory note in the original amount of $4,342,771 (the “Class 4 Plan Note”) to McKesson Corporation (“McKesson”) in satisfaction of McKesson’s approved pre-Effective Date secured claims. The Class 4 Plan Note is payable in cash in one installment on March 17, 2014 (unless earlier accelerated), and the outstanding principal together with all accrued but unpaid interest, at a fixed rate of five percent (5%) per annum (with a ten percent (10%) per annum default rate) is due on such date. The Class 4 Plan Note is secured by a lien on 6,102,408 shares of Biovest common stock owned by us. As of December 31, 2011, the outstanding principal amount of the Class 4 Plan Note remained unchanged.

•

September 2006 Debentures and Warrants (Class 5): On the Effective Date, we issued, in satisfaction of the secured debentures dated September 29, 2006 outstanding prior to the Effective Date, new debentures (the “Class 5 Plan Debentures”) in the original aggregate principal amount of $3,109,880. The Class 5 Plan Debentures mature on May 17, 2012. We may (but are not obligated to) pay the Class 5 Plan Debentures in cash, or we may elect to pay through the conversion of outstanding principal and accrued interest into shares of our common stock. Subject to certain conditions, the holders may elect to exchange amounts due pursuant to the Class 5 Plan Debentures for shares of Biovest common stock owned by us. Interest accrues and is payable on the outstanding principal amount under the Class 5 Plan Debentures at a fixed rate of eight and one-half percent (8.50%) per annum. On the Effective Date, we also executed and delivered warrants (the “Class 5 Plan Warrants”) to purchase up to 2,508,960 shares of our common stock or, subject to certain conditions, the holders may exercise by exchanging the Class 5 Plan Warrants for shares of Biovest common stock owned by us. The Class 5 Plan Warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 5 Plan Warrants. In connection with the Class 5 Plan Debentures and the Class 5 Plan Warrants, we have pledged into an escrow account 14.4 million shares of the Biovest common stock held by us to be available to holders (on a pro rata basis), to secure the repayment of the Class 5 Plan Debentures and the exercise of the Class 5 Plan Warrants. The pledge agreement provides that the total number of shares of Biovest common stock transferable by us to the holders of the Class 5 Plan Debentures, whether pursuant to the exchange of the Class 5 Plan Debentures or the exercise of the Class 5 Plan Warrants, may not exceed 14.4 million shares in the aggregate. As of December 31, 2011, the outstanding aggregate principal amount of the Class 5 Plan Debentures was $1.7 million.

•

February 2007 Debentures and Warrants (Class 9): On the Effective Date, we issued, in satisfaction of the debentures dated February 28, 2007 outstanding prior to the Effective Date, new debentures (the “Class 9 Plan Debentures”) in the original aggregate principal amount of $19,109,554. We are not obligated to pay the Class 9 Plan Debentures in cash, and instead may pay through the conversion by the holders into shares of our common stock. The Class 9 Plan Debentures mature on November 17, 2012 (the “Class 9 Plan Debenture Maturity Date”) and no interest will accrue on the outstanding principal balance of the Class 9 Plan Debentures. On the Effective Date, we also executed and delivered warrants (the “Class 9 Plan Warrants”) to purchase up to 3,154,612 shares of our common stock. The Class 9 Plan Warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 9 Plan Warrants and the Plan. As of December 31, 2011, the outstanding aggregate principal amount of the Class 9 Plan Debentures was $15.7 million.

•

January 2008 Notes and Warrants (Class 13): On the Effective Date, we issued, in satisfaction of the convertible preferred stock outstanding prior to the Effective Date, new promissory notes (the “Class 13 Plan Notes”) in the original aggregate principal amount of $4,903,644. The Class 13 Plan Notes mature on November 17, 2012 and no interest will accrue on the outstanding principal balance of the Class 13 Plan Notes. We have the option, but have no obligation to pay the Class 13 Plan Notes in cash at maturity and instead may pay through the conversion by the holders into shares of our common stock. On the Effective Date, we also executed and delivered warrants (the “Class 13 Plan Warrants”) to purchase up to 1,072,840 shares of our common stock. The Class 13 Plan Warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 13 Plan Warrants and the Plan. As of December 31, 2011, the outstanding aggregate principal amount of the Class 13 Plan Notes was $3.7 million.

•

June 2008 Debentures and Warrants (Class 6): On the Effective Date, we issued, in satisfaction of the secured debentures dated June 17, 2008 outstanding prior to the Effective Date, new debentures (the “Class 6 Plan Debentures”) in the original aggregate principal amount of $9,730,459. The Class 6 Plan Debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest, at a fixed rate of eight and one-half percent (8.50%) per annum, is due in cash on such date. Each of the Class 6 Plan Debentures is secured by a lien on certain of our assets. On the Effective Date, we also executed and delivered warrants (the “Class 6 Plan Warrants”) to purchase up to 2,979,496 shares of our common stock. The Class 6 Plan Warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the Class 6 Plan Warrants and the Plan. As of December 31, 2011, the outstanding aggregate principal amount of the Class 6 Plan Debentures was $6.9 million.

•

Accentia Class 10 Plan Distributions: On the Effective Date, we became obligated to pay our unsecured creditors (holders of Class 10 claims under the Plan) approximately $2.4 million in cash (the “Class 10 Plan Distributions”). The Class 10 Plan Distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount under the Class 10 Plan Distributions at a fixed rate of five percent (5%) per annum. As of December 31, 2011, the outstanding aggregate principal amount of the Class 10 Plan Distributions was $2.2 million.

Biovest’s Chapter 11 Plan of Reorganization

On November 17, 2010 (the “Biovest Effective Date”), Biovest emerged from Chapter 11 protection, and Biovest’s Plan of Reorganization (the “Biovest Plan”) became effective. In connection with its emergence from bankruptcy, Biovest entered into a $7.0 million exit financing with an accredited investor group. The exit financing provided Biovest with working capital for general corporate and research and development activities and provided Biovest with capital to meet its near-term obligations under the Biovest Plan.

The following is a summary of certain material provisions of the Biovest Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Biovest Plan.

•

Exit Financing: On the Biovest Effective Date, Biovest issued secured convertible notes in the aggregate principal amount of $7.04 million to twelve accredited investors along with two separate types of warrants to the investors. The Series A Warrants granted the right to purchase an aggregate of 8,733,096 shares of Biovest common stock at $1.20 per share and the Series B Warrants granted the investors the right to purchase 1,076,930 shares of Biovest common stock at $0.001 per share. On December 22, 2010, all of the Series B Exchange Warrants were exercised on a cashless basis and 1,075,622 shares of the Company’s common stock were issued to the Buyers. As of December 31, 2011, the outstanding aggregate principal amount of the Exchange Notes was $1.3 million.

•

Corps Real-Biovest: On the Biovest Effective Date, Biovest executed and delivered, in favor of Corps Real a secured convertible promissory note (the “Biovest Corps Real Note”) in an original principal amount equal to $2,291,560, which allows Biovest to draw up to an additional $0.9 million on the Biovest Corps Real Note. The Biovest Corps Real Note replaces the $3.0 million secured line of credit promissory note dated December 22, 2008. The Biovest Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets. As of December 31, 2011, the outstanding aggregate principal amount of the Biovest Corps Real Note was $2.3 million.

•

Laurus/Valens Secured Claims: On the Biovest Effective Date, Biovest issued to Laurus/Valens two new term notes. One term note, in the original aggregate principal amount of $24.9 million, was issued in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term A Notes”). The Laurus/Valens Term A Notes mature on November 17, 2012. A second term note, in the original aggregate principal amount of $4.16 million, was also issued in compromise and satisfaction of secured claims prior to the Effective Date (the “Laurus/Valens Term B Notes”). The Laurus/Valens Term B Notes mature on November 17, 2013. The Laurus/Valens Term A Notes and the Laurus/Valens Term B Notes are secured by a lien on all of Biovest’s assets, junior only to the priority lien to Corps Real and to certain permitted liens. On November 18, 2010, Biovest prepaid the Laurus/Valens Term A Notes in an amount equal to $1.4 million from the proceeds received from the Exit Financing (discussed above). As of December 31, 2011, the outstanding aggregate principal amount of the Laurus/Valens Term A and Term B Notes was $27.6 million.

•

Plan Distributions to Unsecured Creditors (Class 8): On the Biovest Effective Date, Biovest became obligated to certain of its unsecured creditors in the principal amount of approximately $2.7 million in cash together with interest at five percent (5%) per annum to be paid in one installment on March 27, 2014. As of December 31, 2011, the outstanding principal amount owed to these unsecured creditors has increased by $0.1 million due to an amendment made to our listing of unsecured creditors, allowing a previously unfiled claim for professional services rendered with respect to our clinical trial for BiovaxID®, as well as the addition and settlement of an unsecured claim by our former landlord in St. Louis, Missouri. As of December 31, 2011, the outstanding aggregate principal amount was $2.8 million.

The Qualifying Therapeutic Discovery Project

On October 31, 2010, we, along with Biovest, separately received notices from the U.S. Internal Revenue Service (“IRS”) that we, along with Biovest, were approved to receive a federal grant in the amount of approximately $0.24 million each under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project tax credit is provided under new section 48D of the IRC, enacted as part of the Patient Protection and Affordable Care Act of 2010. The credit is a tax benefit targeted to therapeutic discovery projects that show a reasonable potential to result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, reduce the long-term growth of health care costs in the U.S., or significantly advance the goal of curing cancer within 30 years. Allocation of the credit will also take into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The funds were awarded to support the advancement of Cyrevia™ and BiovaxID®.

Minneapolis (Coon Rapids), Minnesota Facility Lease

On December 2, 2010, Biovest entered into a lease agreement (the “Lease”) with JMS Holdings, LLC (the “Landlord”) for continued use and occupancy of Biovest’s existing facility in Minneapolis (Coon Rapids), Minnesota. The Lease contains provisions regarding a strategic collaboration whereby the Landlord, with cooperation in the form of government grant loans from the City of Coon Rapids and the State of Minnesota, has agreed to construct certain improvements to the leased premises to allow Biovest to perform good manufacturing practices (“GMP”) manufacturing of biologic products in the Minneapolis (Coon Rapids) facility, with the costs of the construction to be amortized over the term of the Lease. In connection with the Lease, Biovest issued to the Landlord a warrant (the “Warrant”) to purchase up to one million shares of Biovest common stock, vesting sixty days from the date of issuance, with an initial exercise price of $1.21 per share and a term of five years from the earlier to occur of (i) the date that the shares underlying the Warrant become registered (Biovest has agreed to file a registration statement including the shares underlying the Warrant within one year of the date of issuance) or (ii) the date that the shares become otherwise freely-tradable pursuant to Rule 144. Resale of the underlying shares is subject to restrictions pursuant to Rule 144 and certain agreed lock-up provisions.

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

Cash Flows for the Three Months Ended December 31, 2011

For the three months ended December 31, 2011, our cash decreased by approximately $0.1 million. Net cash flow from operating activities was $1.3 million. The use for operating activities included net income of $0.7 million and additions of $0.1 million for share-based compensation and $0.7 million for accretion of debt discounts. Additional adjustments included reductions to net income of $4.0 million for the gain on sale of assets and $0.4 million for derivative gain.

Net cash outflow from investing activities for the three months ended December 31, 2011 was approximately $0.1 million for the acquisition of property, plant and equipment. Net inflows were $4.0 million from the proceeds from the sale of Analytica’s assets.

We had net cash outflows from financing activities of $2.7 million for the three months ended December 31, 2011. Proceeds from notes payable, related party were approximately $1.0 million. Payments on notes payable of approximately $3.7 million include the payment to Laurus/Valens from the proceeds of the sale of Analytica’s assets.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biovest litigation:

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC (“Clinstar”) for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against us, in our bankruptcy proceeding and another against Biovest, in its bankruptcy proceeding. We, along with Biovest objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against Biovest was denied and Clinstar’s proof of claim against us was allowed. Upon the full satisfaction of Clinstar’s proof of claim against us through the issuance of 283,186 shares of our common stock at a conversion price of $1.36 per share as required by the Plan, Clinstar shall have no further claims against us or Biovest for breach of contract for non-payment.

Other proceedings:

Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	During the three months ended December 31, 2011, pursuant to our Plan (with an Effective Date of November 17, 2010) and Section 1145 of the United States Bankruptcy Code, we issued 882,889 shares of our common stock in satisfaction of allowed claims under our Plan to members of Classes 3, 9 and 13, with a conversion price of a $1.00 per share.

2.	During the three months ended December 31, 2011, we issued incentive stock option awards (“Option Awards”) to our employees and consultants under our 2010 Equity Incentive Plan. The Option Awards granted options to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.30 per share and will vest upon the achievement of certain developmental milestones.

3.	During the three months ended December 31, 2011, pursuant to our Plan (with an Effective Date of November 17, 2010), we converted the principal and interest due on the Class 3 Plan Note into, and accordingly issued to Dennis Ryll, 1,070,428 shares of our common stock. These common stock shares were issued in lieu of cash for the payment of principal and interest totaling $382,143 (or $0.36 per share).

4.	On December 13, 2011, pursuant to the Accentia Corps Real Note (as described herein), on December 13, 2011, we converted the interest due on the Accentia Corps Real Note into, and accordingly issued to Corps Real, 100,661 shares of our common stock. These common stock shares were issued in lieu of cash for the payment of interest totaling $31,205 (or $0.31 per share).

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our Company.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraph 2 above by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising, and each purchaser represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were (or will be) affixed to the share certificates and instruments issued (or to be issued) in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 3 and 4 above by virtue of Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued in such transactions. The recipients have adequate access, through their relationships with us, to information about us.

No underwriters were employed in any of the above transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

101**+	The following financial information from Accentia Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (ii) Condensed Consolidated Statements of Operations for the quarters ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the quarter ended December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the quarters ended December 31, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
+	Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCENTIA BIOPHARMACEUTICALS, INC. (Registrant)

Date: February 10, 2012	/s/ Samuel S. Duffey

Samuel S. Duffey, Esq.
Chief Executive Officer; President; General Counsel
(Principal Executive Officer)

Date: February 10, 2012	/s/ Garrison J. Hasara

Garrison J. Hasara, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)