Form 10-Q
period 2012-03-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2012-05-15
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

324 South Hyde Park Avenue, Suite 350

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No  ☐

As of April 30, 2012, there were 81,177,607 shares of the registrant’s common stock outstanding.

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,881,147	$420,540
Accounts receivable:
Trade, net of allowance for doubtful accounts of $7,587 at March 31, 2012 and September 30, 2011	449,829	1,322,507
Inventories	443,420	531,999
Unbilled receivables	51,314	—
Due from related parties	24,111	22,750
Deferred finance costs	49,239	108,326
Prepaid expenses and other current assets	220,074	171,230
Current assets of discontinued operations	—	289,945

Total current assets	3,119,134	2,867,297

Intangible assets	8,810	13,214
Furniture, equipment and leasehold improvements, net	850,937	796,238
Other assets	651,393	692,663
Non-current assets of discontinued operations	—	1,544,602

Total assets	$4,630,274	$5,914,014

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

	March 31, 2012 (Unaudited)	September 30, 2011
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of convertible long-term debt	$20,044,529	$16,552,623
Current maturities of convertible promissory notes, related party	969,156	—
Current maturities of other long-term debt	23,480,783	3,679,852
Accounts payable	1,093,672	863,294
Accrued expenses	376,465	499,463
Accrued interest	2,950,884	478,856
Accrued income taxes	609,937	—
Reserve for unresolved claims	5,711,690	6,155,506
Customer deposits	30,160	115,554
Derivative liabilities	3,595,431	2,583,478
Current liabilities of discontinued operations	—	340,000

Total current liabilities	58,862,707	31,268,626

Long-term debt, net of current maturities
Convertible notes, net of current maturities	6,859,588	14,713,745
Convertible promissory notes, related party	2,206,992	1,223,154
Other long-term debt, net of current maturities	18,360,616	42,264,453
Long-term accrued interest	2,621,576	3,503,149
Other liabilities	60,712	—

Total liabilities	88,972,191	92,973,127

Commitments and contingencies (Note 13)	—	—

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 82,325,743 shares issued and 80,777,607 outstanding at March 31, 2012; and 74,732,534 shares issued and 73,184,398 shares outstanding at September 30, 2011	82,327	74,733
Treasury stock, 1,548,136 shares, March 31, 2012 and September 30, 2011	(1,496,417)	(1,496,417)
Additional paid-in capital	270,615,151	260,730,525
Accumulated deficit	(338,876,081)	(333,870,254)

Total stockholders’ deficit attributable to Accentia	(69,675,020)	(74,561,413)
Non-controlling interests	(14,666,897)	(12,497,700)

Total stockholders’ deficit	(84,341,917)	(87,059,113)

Total liabilities and stockholders’ deficit	$4,630,274	$5,914,014

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Net Sales:
Products	$992,173	$843,525	$1,838,495	$1,151,350
Services	226,206	376,834	443,326	661,330
Grant revenue	—	—	169,292	319,667

Total net sales	1,218,379	1,220,359	2,451,113	2,132,347

Cost of sales:
Products	556,873	406,279	988,173	651,767
Services	237,088	250,272	445,367	486,743
Grants	—	—	—	72,011

Total cost of sales (exclusive of amortization of acquired product rights)	793,961	656,551	1,433,540	1,210,521

Gross margin	424,418	563,808	1,017,573	921,826

Operating expenses:
Research and development	1,807,070	417,848	2,768,735	711,647
Sales and marketing	43,424	28,720	70,478	54,703
Royalty	40,000	30,000	40,000	30,000
General and administrative	3,946,869	3,701,337	4,949,637	15,901,779

Total operating expenses	5,837,363	4,177,905	7,828,850	16,698,129

Operating loss	(5,412,945)	(3,614,097)	(6,811,277)	(15,776,303)
Other (expense) income:
Interest expense	(1,897,819)	(2,055,161)	(3,849,558)	(4,446,932)
Derivative (loss) gain	(1,504,866)	3,838,972	(1,086,891)	(234,408)
Other (loss) income	(5,445)	17,389	(7,508)	20,899

Loss before reorganization items, non-controlling interest from variable interest entities, discontinued operations and income taxes	(8,821,075)	(1,812,897)	(11,755,234)	(20,436,744)
Reorganization items:
Gain on reorganization	386,585	770,912	608,166	12,146,442
Professional fees	(17,875)	—	(54,775)	(357,059)

	368,710	770,912	553,391	11,789,383
Loss before income taxes and non-controlling interest	(8,452,365)	(1,041,985)	(11,201,843)	(8,647,361)
Discontinued operations:	—	—	—	—
Income from discontinued operations, including gain from sale of assets	—	14,164	3,849,780	159,168
Income taxes expense	(170,136)	—	(609,937)	—

	(170,136)	14,164	3,239,843	159,168
Loss before income taxes and non-controlling interest	(8,622,501)	(1,027,821)	(7,962,000)	(8,488,193)
Income taxes	—	—	—	—

Net loss	(8,622,501)	(1,027,821)	(7,962,000)	(8,488,193)
Loss (income) from non-controlling interest from variable interest entities and subsidiary	2,380,522	(30,054)	2,956,173	2,449,783

Net loss attributable to common shareholders	$(6,241,979)	$(1,057,875)	$(5,005,827)	$(6,038,410)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Weighted average shares outstanding, basic and diluted	78,341,223	68,775,500	76,237,919	65,844,315

Per share amounts, basic and diluted:
Loss from continuing operations	$(0.11)	$(0.74)	$(0.15)	$(0.13)
Income from discontinued operations	—	—	0.04	—
Loss attributable to common stockholders per common share	$(0.08)	$(0.74)	$(0.07)	$(0.09)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Balances, October 1, 2011	74,732,534	$74,733	$260,730,525	$(1,496,417)	$(333,870,254)	$(12,497,700)	$(87,059,113)
Share-based compensation	—	—	3,578,045	—	—	—	3,578,045
Reclassification of beneficial conversion feature to equity, Accentia	—	—	588,235	—	—	—	588,235
Biovest shares issued pursuant to reorganization plan	—	—	74,938	—	—	—	74,938
Accentia shares issued upon the conversion of promissory notes	5,775,688	5,776	3,972,793	—	—	—	3,978,569
Accentia shares issued upon the settlement of Biovest reorganization claims	283,186	283	152,637				152,920
Accentia shares issued for interest	361,314	362	135,966	—	—	—	136,328
Accentia shares issued in private placement	1,173,021	1,173	398,827	—	—	—	400,000
Biovest shares issued upon the conversion of debt	—	—	584,789	—	—	—	584,789
Biovest shares issued for interest	—	—	51,746	—	—	—	51,746
Accentia owned Biovest shares tendered in payment of Accentia debt	—	—	988,443	—	—	—	988,443
Biovest shares issued upon the exercise of stock options for cash	—	—	600				600
Biovest shares issued upon the exercise of stock warrants			144,583				144,583

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED MARCH 31, 2012

(Unaudited)

(Continued)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Adjustment to non-controlling interest for change in ownership of majority-owned subsidiary	—	—	(786,976)	—	—	786,976	—
Net loss for the period	—	—	—	—	(5,005,827)	(2,956,173)	(7,962,000)

Balances, March 31, 2012	82,325,743	$82,327	$270,615,151	$(1,496,417)	$(338,876,081)	$(14,666,897)	$(84,341,917)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,962,000)	$(8,488,193)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	65,460	41,237
Amortization	98,150	229,395
Share-based compensation	3,578,045	14,235,196
Accretion of capitalized finance costs	59,087	937,795
Accretion of debt discounts	1,439,244	949,937
Derivative loss	1,086,891	234,408
Gain on the sale of assets, discontinued operations	(3,998,105)	—
Gain on settlement	—	(827,196)
Issuance of common stock shares for interest expense	188,074	360,481
Issuance of common stock warrants for finance costs	—	1,247,582
Issuance of common stock shares for services	—	40,500
Increase (decrease) in cash resulting from changes in:
Accounts receivable	872,676	570,655
Inventories	88,579	(15,295)
Unbilled receivables	(261,525)	(125,341)
Prepaid expenses and other current assets	(86,219)	(19,770)
Other assets	33,807	(524,811)
Assets from discontinued operations	436,956	(285,365)
Accounts payable	383,298	556,480
Accrued expenses	1,176,732	929,193
Unearned revenues	383,733	—
Customer deposits	(85,394)	(20,673)
Accrued income taxes	609,937	—
Other liabilities	60,712	—
Liabilities from discontinued operations	(350,879)	(34,776)

Net cash flows from operating activities before reorganization items	(2,182,741)	9,991,439

Reorganization items:
Gain on reorganization plan	(608,166)	(12,146,442)
Decrease in accrued professional fees	—	(325,333)

	(608,166)	(12,471,775)

Net cash flows from operating activities	(2,790,907)	(2,480,336)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(122,355)	(149,802)
Proceeds from the sale of assets	5,500,000	—

Net cash flows from investing activities	$5,377,645	$(149,802)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the Six Months Ended March 31,
	2012	2011
Cash flows from financing activities:
Proceeds from notes payable, related party	$2,000,000	$250,000
Proceeds from long-term convertible notes	—	7,000,000
Proceeds from private placement of common stock	400,000	—
Proceeds from the exercise of stock options	600	6,000
Proceeds from the exercise of stock warrants	144,583	—
Payments on notes payable and long-term debt	(3,669,953)	(1,460,675)
Payment of deferred financing costs	—	(1,177,634)
Payments made to related party, net	(1,361)	(16,740)

Net cash flows from financing activities	(1,126,131)	4,600,951

Net change in cash and cash equivalents	1,460,607	1,970,813

Cash and cash equivalents at beginning of period	420,540	558,452

Cash and cash equivalents at end of period	$1,881,147	$2,529,265

Supplemental cash flow information:
Cash paid for interest	$120,129	$—

Supplemental disclosure of non-cash financing activity:
Reclassification of derivative to equity	$588,235	$35,204,931
Accentia shares issued on the Effective Date upon the conversion of debt	—	13,709,018
Accentia shares issued for services	—	40,500
Accentia shares issued upon the conversion of promissory notes	3,978,569	464,201
Accentia shares issued in resolution of disputed claims	—	420,641
Accentia owned Biovest shares tendered in payment of Accentia debt	988,433	849,933
Biovest shares issued on Effective Date upon the conversion of debt	—	6,631,156
Reclassification of Biovest beneficial conversion feature to equity	—	2,138,789
Accentia shares issued upon the settlement of Biovest reorganization claims	152,920	—
Biovest shares issued pursuant to reorganization plan	74,938	—
Biovest shares issued upon the conversion of Biovest debt	$584,789	$566,835

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

1. Description of the Company:

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (the “Company” or “Accentia”) is a biotechnology company that is developing Cyrevia™ (formerly named Revimmune™) as a comprehensive system of care for the treatment of autoimmune diseases. The Company is also developing the SinuNasal™ Lavage System as a medical device for the treatment of chronic sinusitis. Additionally, through the Company’s majority-owned subsidiary, Biovest International, Inc. (“Biovest”), the Company is developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically, follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers. Biovest is also developing and commercializing AutovaxID®, an instrument for the production of a broad range of patient-specific medicines, such as BiovaxID and potentially for various vaccines, including vaccines for influenza and other contagious diseases.

Cyrevia is being developed to treat various autoimmune diseases. Cyrevia’s active ingredient is cyclophosphamide, which is already approved by the U.S. Food and Drug Administration (“FDA”) to treat disorders other than autoimmunity. The Company is seeking to repurpose cyclophosphamide to treat various autoimmune diseases as part of a comprehensive system of care.

The SinuNasal Lavage System (“SinuNasal”) is being developed as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”), also sometimes referred to as chronic rhinosinusitis. SinuNasal is believed to provide benefit by delivering a proprietary buffered irrigation solution (patent pending) to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

BiovaxID is as an active immunotherapy to treat certain forms of lymphoma. BiovaxID has completed two Phase 2 clinical trials and one Phase 3 clinical trial.

AutovaxID is automated cell culture production instrument being developed and commercialized by Biovest for the production of cancer vaccines and other personalized medicines and potentially for a wide range of other vaccines.

From 1997 to December 15, 2011, the Company’s wholly-owned subsidiary, Analytica International, Inc. (“Analytica”), conducted a global research and strategy consulting business that provided services to the pharmaceutical and biotechnology industries. On December 15, 2011, the Company closed on the sale of substantially all of the assets and business of Analytica to a third-party (Note 3), which included the name “Analytica International, Inc.” Accordingly, the Company changed the name of its subsidiary from Analytica International, Inc. to Accentia Biotech, Inc. (“Accentia Biotech”).

The Company successfully completed reorganization and formally exited reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) as a fully restructured company. Through the provisions of the Company’s bankruptcy plan (as amended), effective on November 17, 2010 (the “Plan”), the Company was able to restructure the majority of its debt into a combination of long-term notes and equity.

2. Significant accounting policies and consolidation policy:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the condensed consolidated financial statements.

Operating results for the three and six month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

2. Significant accounting policies and consolidation policy (continued):

Principles of consolidation:

The Company consolidates all entities controlled by ownership of a majority interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The unaudited condensed consolidated financial statements include the Company and its wholly-owned subsidiaries, Accentia Biotech f/k/a Analytica and TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM”); its majority-owned subsidiary, Biovest (and Biovest’s consolidated entity), and Revimmune, LLC, an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Pursuant to the Plan, holders of existing voting shares of the Company’s common stock immediately before Plan confirmation received more than 50% of the voting shares of the emerging entity, thus the Company did not adopt fresh-start reporting upon emergence from Chapter 11. The Company instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt was reported as an extinguishment of debt and classified in accordance with ASC Topic 225.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

2. Significant accounting policies and consolidation policy (continued):

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

The Company estimates fair values of all derivative instruments, such as free-standing warrants, and embedded conversion features utilizing Level 2 inputs (Note 10). The Company uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

The Company reports its derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of March 31, 2012 and September 30, 2011.

Grant revenue:

Grant revenue is the result of the Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2011 and 2010. Grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2011 and 2010 for Biovest and 2012 and 2011 for the Company.

Recent accounting pronouncements:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company is does not expect the adoption to have a material impact on its condensed consolidated financial statements.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

3. Liquidity:

Cash and cash equivalents at March 31, 2012 was approximately $1.9 million. The Company intends to meet its cash requirements through the use of cash on hand, strategic transactions such as collaborations and licensing, short-term borrowings, and debt and equity financings. The Company’s independent registered public accounting firm’s report included a “going concern” qualification on the financial statements for the year ended September 30, 2011, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Private Placement – REF Holdings

On January 27, 2012, the Company sold 1,173,021 units (“Units”), with each Unit consisting of one share of the Company’s common stock and a warrant to purchase one-half of one share of the Company’s common stock, to REF Holdings, LLC (“REF Holdings”) for an aggregate purchase price of $0.4 million (or $0.341 per Unit). The exercise of the warrants underlying the Units is governed by the terms and conditions set forth in the common stock purchase warrant issued to REF Holdings (the “Warrant”). The Warrant gives REF Holdings the right to purchase up to 586,511 shares of the Company’s common stock at an exercise price of $0.40 per share (subject to adjustment for stock splits, stock dividends, certain other distributions, and the like). The Warrant is immediately exercisable and will expire on January 27, 2017. This sale was made pursuant to a subscription agreement between the Company and REF Holdings (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement (as amended), the Company filed a resale registration statement covering the shares of common stock underlying the Units and the shares of common stock issuable upon exercise of the Warrant. The registration statement was declared effective by the SEC on April 2, 2012.

Asset Sale - Analytica

On December 15, 2011, the Company closed on a definitive agreement relating to the sale of substantially all of Analytica’s assets and business to a purchaser for a maximum aggregate purchase price of up to $10.0 million, consisting of fixed and contingent payments (see Note 4). As part of purchase price, the purchaser agreed to grant to the Company, for no additional consideration, up to $0.6 million worth of research services at the Company’s request to support its ongoing biotechnology activities. In consideration for the sale of the assets and business, the purchaser paid the initial $4.0 million for the Company’s benefit directly to Laurus/Valens for the pre-payment of the Laurus/Valens Term Notes (see Note 9). On March 30, 2012, the purchaser paid to the Company, $1.5 million. The remainder of the purchase price up to a maximum of $4.5 million will be calculated based upon a multiple of purchaser’s wholly-owned subsidiary, Analytica LA-SER International, Inc.’s EBITDA for specified periods, with certain adjustments for the amount of research services actually acquired by the Company up to $0.6 million. The remainder of the purchase price will be recognized when it is earned.

The Qualifying Therapeutic Discovery Project

In November 2010 and October 2011, the Company received from the U.S. Internal Revenue Service, a federal grant award in the aggregate amount of approximately $0.24 million. In November 2010, Biovest received the same federal grant award in the amount of approximately $0.24 million. The federal grants were granted under the Qualifying Therapeutic Discovery Project, as tax credits under new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. Under the Qualifying Therapeutic Discovery Project, the tax credits are awarded to therapeutic discovery projects that show a reasonable potential to: (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, (b) reduce the long-term growth of health care costs in the United States, or (c) significantly advance the goal of curing cancer within 30 years. Allocation of the tax credits takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The Company and Biovest were awarded the federal grants to support the advancement of Cyrevia™ and BiovaxID®, respectively.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

3. Liquidity (continued):

Outstanding Accentia Indebtedness:

	Outstanding Balance as of March 31, 2012 (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date(s)
Accentia Corps Real Note	$4,000	5.0%	06/13/2016	5,882,353	$0.47	06/13/2016
Laurus/Valens Term Notes	5,006	8.5%	05/17/2013 and 11/17/2013	—	—	—
Ryll Note	1,121	6.0%	08/17/2012	—	—	—
McKesson Note	4,343	5.0%	03/17/2014	—	—	—
Debentures (Class 5)	1,039	8.5%	05/17/2012	2,508,960	$1.50	11/17/2013
Debentures (Class 6)	6,860	8.5%	11/17/2013	2,979,496	$1.50	11/17/2013
Debentures (Class 9)	15,122	0.0%	11/17/2012	3,154,612	$1.50	11/17/2013
Notes (Class 13)	1,924	0.0%	11/17/2012	1,072,840	$1.50	11/17/2013
March 2014 Distributions	1,692	5.0%	03/17/2014	—	—	—

Outstanding Biovest Indebtedness:

	Outstanding Balance as of March 31, 2012 (in 000’s)	Interest Rate(s) (per annum)	Maturity Date(s)	Aggregate Number of Warrants Outstanding	Exercise Price	Expiration Date(s)
Exit Financing	$1,266	7.0%	11/17/2012	8,733,096	$1.20	11/17/2017
Biovest Corps Real Note	2,292	16.0%	11/17/2012	—	—	—
Laurus/Valens Term A Notes	23,467	8.0%	11/17/2012	—	—	—
Laurus/Valens Term B Notes	4,160	8.0%	11/17/2013	—	—	—
March 2014 Obligations	2,833	5.0%	03/17/2014	—	—	—
August 2012 Notes	507	7.0%	08/17/2012	—	—	—
Coons Rapids Economic Development Authority Loans	341	4.1%	05/01/2021	—	—	—

See Notes 8, 9, 11 and 15 below for more information on the outstanding debt listed in the tables above.

Additional expected financing activity:

Management intends to meet its cash requirements through proceeds from Biovest’s cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, pay its liabilities as they become due, and meet its plans for vaccine development is dependent upon the Company’s ability to obtain significant external funding in the short term. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s products. Management is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. Accordingly, the Company’s ability to continue present operations, pay the Company’s existing liabilities as they become due, and to pursue ongoing development and commercialization of Cyrevia™, BiovaxID®, AutovaxID® and SinuNasal™ including potentially seeking marketing approval, is dependent upon the Company’s ability to obtain significant external funding in the near term, which raises substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available from the foregoing sources in the near term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

4. Discontinued operations:

Disposition - Analytica Asset Purchase Agreement:

On December 15, 2011, the Company, Analytica, LA-SER Alpha Group Sarl (“LA-SER”), and Analytica LA-SER International, Inc., a wholly-owned subsidiary of LA-SER (“Newcorp” and collectively with LA-SER, the “Purchaser”) closed on a definitive agreement (the “Purchase Agreement”) relating to the sale of substantially all of Analytica’s assets and business to the Purchaser for a maximum aggregate purchase price of up to $10.0 million, consisting of fixed and contingent payments. As part of the purchase price payable by the Purchaser to the Company, the Purchaser agreed to grant to the Company, for no additional consideration, up to $0.6 million worth of research services as requested by the Company to support the Company’s ongoing biotechnology activities.

To facilitate the closing of the Purchase Agreement (the “Closing”), Analytica and the Company: (a) obtained an order of the Bankruptcy Court, authorizing the Purchase Agreement and the sale and conveyance of Analytica’s assets and business; (b) obtained all third party consents required for the assignment of the transferred contracts and the subleases of Analytica’s New York and Germany Leases; (c) filed an amendment to Analytica’s Articles of Incorporation changing its name from Analytica International, Inc. to Accentia Biotech, Inc.; and (d) closed an agreement with Laurus/Valens (discussed below) that, inter alia, terminated and released all of Laurus/Valens’ claims, liens and security interests on Analytica’s assets and business to be sold to the Purchaser.

In consideration for the sale of the assets and business, the Purchaser paid $4.0 million (the “Upfront Purchase Price”) for the benefit of the Company directly to an agent of Laurus/Valens (described below). In addition to the Upfront Purchase Price, based on Newcorp’s operations following the Closing, on March 30, 2012, the Purchaser paid $1.5 million (the “1st Earnout Payment”), to the Company, based upon a formula involving the aggregate gross revenue of Newcorp from December 15, 2011 through March 31, 2012, as well as the aggregate backlog of Newcorp’s business as of March 31, 2012. The remaining $4.5 million of the purchase price will be calculated based upon a multiple of Newcorp’s EBITDA for specified periods, with certain adjustments the amount of research services actually acquired by the Company up to $0.6 million.

Pursuant to the Purchase Agreement, the Company and Analytica agreed that, for five years following the Closing, neither the Company, Analytica nor their subsidiaries or affiliates will engage, directly or indirectly, in the healthcare consulting business, nor will they employ any of Analytica’s pre-Closing employees or representatives.

The sale of the assets and business of Analytica resulted in a gain of approximately $4.0 million during the quarter ended March 31, 2012. The Upfront Purchase Price along with the 1st Earnout Payment, were used to calculate the gain, as the 1st Earnout Payment was assured at the time of the determination of the gain. Accrued taxes of $0.4 million were recorded for estimated state and local taxes associated with the gain.

The operating results for the three and six months ended March 31, 2012 and March 31, 2011 are reported as discontinued operations in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$—	$1,095,280	$1,091,902	$2,245,112
Cost of sales	—	875,690	959,978	1,701,788

Gross margin	—	219,590	131,924	543,324
Operating expenses	—	205,154	280,534	390,418

Operating (loss) income	—	14,436	(148,610)	152,906
Gain on sale of assets	—	—	3,998,105	—
Other (expense) income	—	(272)	285	6,262

Income from discontinued operations	—	14,164	3,849,780	159,168
Income tax expense	(170,136)	—	(609,937)	—

Net income from discontinued operations	(170,136)	$14,164	$3,239,843	$159,168

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

4. Discontinued operations (continued):

Disposition - Analytica Asset Purchase Agreement (continued):

Account balances for September 30, 2011 are reported as discontinued operations in the accompanying condensed consolidated balance sheets:

September 30, 2011
Current assets:
Prepaid expenses	$64,365
Unbilled receivables	225,580

Total current assets	$289,945

Non-current assets:
Furniture, equipment and leasehold improvements, net	$32,126
Goodwill	893,000
Intangibles, net	611,958
Deposits	7,518

Total assets	$1,834,547

Current liabilities:
Customer deposits	$10,440
Deferred income	329,560

Total current liabilities	$340,000

5. Inventories:

Inventories consist of the following:

	March 31, 2012 (Unaudited)	September 30, 2011
Finished goods	$77,300	$70,096
Work-in-process	37,520	—
Raw materials	328,600	461,903

	$443,420	$531,999

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

6. Intangible assets:

Intangible assets consist of the following:

	March 31, 2012 (Unaudited)	September 30, 2011	Weighted Average Amortization Period

Amortizable intangible assets:
Noncompete agreements	$2,104,000	$2,104,000	3.5 years
Patents	103,244	103,244	3.0 years
Purchased customer relationships	—	666,463	10.0 years
Product rights	28,321	28,321	5.0 years
Software	258,242	438,329	3.5 years
Trademarks	135,960	1,285,960	3.0 years

	2,629,767	4,626,317
Less accumulated amortization	(2,620,957)	(4,001,145)

Net intangible assets before discontinued operations	8,810	625,172
Intangible assets included in discontinued operations	—	611,958

Intangible assets after discontinued operations	$8,810	$13,214

7. Reserve for unresolved claims:

Reserve for unresolved claims consists of disputed amounts in the Company’s Plan. These claims remain outstanding before the Bankruptcy Court, and the Company anticipates each claim will be resolved during the current fiscal year.

On February 1, 2012, the Company settled a pre-petition claim. The claimant, Clinstar, LLC (“Clinstar”) had filed two identical proofs of claim in the amount of $0.385 million; one against the Company, in its Chapter 11 proceeding, and another against the Company’s majority owned subsidiary, Biovest, in Biovest’s Chapter 11 proceeding. Through an order by the Bankruptcy Court, Clinstar’s claim against Biovest was denied, and Clinstar’s claim against the Company was allowed, resulting in the issuance of 283,186 shares of the Company’s common stock in full satisfaction of the claim. The Company has recorded the settlement of this claim in the accompanying condensed consolidated financial statements, resulting in a $0.16 million gain on reorganization for the six months ending March 31, 2012.

8. Convertible long-term debt:

Convertible promissory notes consist of the following:

in thousands
	March 31, 2012	September 30, 2011
Ryll Note	$1,121	$2,241
Debentures (Class 5)	1,039	1,255
Debentures (Class 6)	6,860	6,860
Debentures (Class 9)	15,122	15,889
Notes (Class 13)	1,924	3,855
Biovest August 2012 Notes	507	1,049
Biovest Exit Financing	332	118

	26,905	31,267
Less current maturities	(20,045)	(16,553)

	$6,860	$14,714

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Convertible long-term debt (continued):

Ryll Note:

On November 17, 2010 the Company issued, a promissory note in the principal amount of $4,483,284 (the “Ryll Note”) to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank of St. Louis f/k/a Missouri State Bank (“Southwest Bank”), in satisfaction of Southwest Bank’s secured claims prior to November 17, 2010. The Company is not obligated to pay the Ryll Note at maturity in cash, and has elected to pay through quarterly payments into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. The following are the material terms and conditions of the Ryll Note:

•	the Ryll Note matures on August 17, 2012 and interest accrues and is payable on the outstanding principal balance of the Ryll Note at a fixed rate of 6% per annum;

•

on November 17, 2010 and on each of the following seven quarterly anniversaries (each, a “Automatic Conversion Date”), provided that the average of the trading price of the Company’s common stock (as determined in accordance with Ryll Note and the Plan) for the ten consecutive trading days ending on the trading day that is immediately preceding the then applicable Automatic Conversion Date (the “Automatic Conversion Price”) is at least $1.00 per share, one-eighth of the original principal balance of the Ryll Note plus interest as of the Automatic Conversion Date (the “Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Automatic Conversion Price per share of the Company’s common stock;

•

the Ryll Note is secured by a lien on 15.0 million shares of Biovest common stock owned by the Company (the “Ryll Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Ryll Note. As of March 31, 2012, approximately 3.5 million there remains of the Ryll Pledged Shares;

•

if, on any Automatic Conversion Date, the Automatic Conversion Price is less than $1.00 per share, Mr. Ryll may, at his election, convert the Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share of the Company’s common stock; and

•

if, on any Automatic Conversion Date, the Automatic Conversion Price is less than $1.00 per share, and Mr. Ryll does not elect to convert the Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share of the Company’s common stock, then the Company, at its election and upon written notice to Mr. Ryll, may either deliver the Automatic Conversion Amount by one of the following four methods of payment or combination thereof:

(i)	the number of shares of the Company’s common stock determined by dividing the Automatic Conversion Amount by $1.00 plus after the payment, the difference between (a) the Automatic Conversion Amount and (b) the product of the Automatic Conversion Price on the Automatic Conversion Date and the number of shares of the Company’s common stock issued (as determined above);

(ii)	the number of shares of the Company’s common stock determined by dividing the Automatic Conversion Amount by $1.00 plus in order to pay the shortfall in the Automatic Conversion Amount after the payment (as determined above), that number of the Ryll Pledged Shares that has a value equal to the remaining unpaid portion of the Automatic Conversion Amount (as determined above), using a conversion rate equal to the average of the trading price of shares of Biovest common stock for the ten consecutive trading days prior to the Automatic Conversion Date (the “Biovest VWAP Price”);

(iii)	the number of shares of the Company’s common stock determined by dividing the Automatic Conversion Amount by $1.00 plus cash in an amount equal to the shortfall in the Automatic Conversion Amount after the payment (as determined above); or

(iv)	the number of the Ryll Pledged Shares that has a value equal to the Automatic Conversion Amount, using a conversion rate equal to the Biovest VWAP Price., i.e., dividing the Automatic Conversion Amount by the Biovest VWAP Price.

As of March 31, 2012, approximately $3.4 million in Ryll Note principal and approximately $0.2 million in accrued interest have been converted into a combination of the Company’s common stock and Ryll Pledged Shares at conversion prices from $0.36 to $1.36 per share, resulting in the delivery 5,928,742 shares of the Company’s common stock and 869,686 shares of Biovest common stock owned by the Company. The principal balance of the Ryll Note, at March 31, 2012, was approximately $1.1 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Convertible long-term debt (continued):

Debenture and Warrants (Class 5):

On November 17, 2010, the Company issued secured debentures in the aggregate principal amount of $3,109,880. The Company is not obligated to pay the debentures in cash, and instead may pay through conversions by the holders into shares of the Company’s common stock or, subject to certain conditions, by exchanging the debentures for certain pledged shares of Biovest common stock owned by the Company. Also, on the November 17, 2010, the Company issued warrants to purchase up to 2,508,960 shares of the Company’s common stock or up to 14.4 million shares of Biovest common stock owned by the Company. The warrants: (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013; (b) can only be exercised for cash (no cashless exercise); and (c) are subject to certain call provisions. In connection with the debentures and the warrants, the Company has pledged 14.4 million shares of the Biovest common stock held by the Company (the “Class 5 Pledged Shares”) to secure the repayment of the debentures and the exercise of the warrants described herein and have placed the Class 5 Pledged Shares into an escrow account to be available for transfer to the holders of the debentures and the warrants. The following are the material terms and conditions of the debentures:

•

the debentures mature on May 17, 2012 (provided, however, in the event that the average of the trading price of shares of Biovest common stock (as determined in accordance with the debentures and the Plan) for the ten consecutive trading days ending on the trading day that is immediately preceding such maturity date is below $0.75, then the maturity date will automatically be extended to May 17, 2013, and the outstanding principal together with all accrued but unpaid interest is due on such maturity date;

•	interest accrues and is payable on the outstanding principal amount at a fixed rate of 8.50% per annum;

•	each of the debentures is secured by a lien on the Class 5 Pledged Shares;

•

at the option of a holders, all or any portion of the then outstanding balance of such holder’s may be converted into shares of the Company’s common stock or exchanged for Class 5 Pledge Shares at the applicable conversion or exchange rate set forth in such holder’s debenture; and

•

if the trading price of the Company’s common stock (determined in accordance with the debentures and the Plan) is at least 150% of the fixed conversion price for a holder of debentures for any ten consecutive trading days (in the case of a conversion into the Company’s common stock), or the trading price of shares of Biovest common stock (determined in accordance with the debentures and the Plan) is at least $1.25 for any ten consecutive trading days (in the case of an exchange for shares of Biovest common stock), the Company, at its option, may (a) convert the then outstanding balance of all of the debentures into shares of the Company’s common stock at a conversion rate equal to the fixed conversion price for each holder, or (b) exchange the then outstanding balance of all of the debentures into shares of the Class 5 Pledged Shares at a rate equal to $0.75 per share of Biovest common stock (with certain exceptions set forth in the debentures and the Plan).

As of March 31, 2012, approximately $2.0 million in principal had been converted at a conversion price of $0.75 per share and $0.1 million in accrued interest had been converted at a conversion prices from $0.34 to $0.65, into the Class 5 Pledged Shares, resulting in the delivery of approximately 2.9 million shares of the Class 5 Pledged Shares to certain holders. The aggregate principal balance of the debentures, at March 31, 2012, was approximately $1.1 million.

Debentures and Warrants (Class 6):

On November 17, 2010, the Company issued debentures in the aggregate principal amount of $9,730,459. Also, on November 17, 2010, the Company issued warrants to purchase up to 2,979,496 shares of the Company’s common stock. The warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the warrants and the Plan. The following are the material terms and conditions of the debentures:

•	the debentures mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest is due in cash on such date;

•	interest accrues and is payable on the outstanding principal under the debentures at a fixed rate of (8.50% per annum and the debentures are secured by a lien on certain assets of the Company;

•	the holders may elect to convert their debentures into shares of the Company’s common stock at a conversion rate equal to $1.10 per share of the Company’s common stock; and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Convertible long-term debt (continued):

Debentures and Warrants (Class 6) (continued):

•

if the trading price of the Company’s common stock (as determined in accordance with the debentures and the Plan) is at least 150% of $1.10 per share for any ten consecutive trading days, the Company, at its option, may convert the then outstanding balance of all of the debentures into shares of the Company’s common stock at a conversion rate equal to $1.10 per share of the Company’s common stock.

As of March 31, 2012, approximately $2.9 million in principal had been converted into the Company’s common stock at a conversion price equal to $1.10 per share, resulting in the issuance of approximately 2.6 million shares of the Company’s common stock. The aggregate principal balance of the debentures, at March 31, 2012, was approximately $6.9 million.

Debentures and Warrants (Class 9):

On November 17, 2010, the Company issued non-interest bearing debentures in the aggregate principal amount of $19,109,554. The Company is not obligated to pay the debentures in cash, and instead may pay the debentures with shares of the Company’s common stock. The debentures mature on November 17, 2012. Also on November 17, 2010, the Company issued warrants to purchase up to 3,154,612 shares of the Company’s common stock. The warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the warrants and the Plan. The following are the material terms and conditions of the debentures:

•

on November 17, 2010 and on each of the following seven quarterly anniversaries (each, a “Automatic Conversion Date”) provided that the Automatic Conversion Price is at least $1.00 per share, one-eighth of the original principal balance of the debentures (the “Automatic Conversion Amount”) will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the lesser of $1.25 per share or the Automatic Conversion Price per share;

•

if, on any Automatic Conversion Date, the Automatic Conversion Price is less than $1.00 per share, a holder of debentures may elect to convert the Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the debentures at maturity will be due and payable in full, at the election of the Company, in either cash or shares of the Company’s common stock at a conversion rate equal to the average trading price of the Company’s common stock (as determined in accordance with the debentures and the Plan) for the ten consecutive trading days ending on the trading day that is immediately preceding November 17, 2012 (provided that the average trading price for such period is at least $.50 per share);

•

if, at any time during the term of the debentures, the trading price of the Company’s common stock (as determined in accordance with the debentures and the Plan) is at least $1.50 per share for ten consecutive trading days, a holder, at its option, may convert any or all of the then outstanding principal balance of its debenture into shares of the Company’s common stock at a conversion rate equal to $1.25 per share; and

•

if, at any time during the term of the debentures, the trading price of the Company’s common stock (as determined in accordance with the debentures and the Plan) is at least $1.88 per share for thirty consecutive trading days, the Company, at its option, may require the conversion of up to $5.0 million of the then aggregate outstanding principal balance of the debentures at a conversion rate equal to $1.25 per share.

As of March 31, 2012, approximately $4.0 million in principal had been converted into the Company’s common stock at an average conversion price of $1.14 per share, resulting in the issuance of approximately 3.5 million shares of the Company’s common stock. The aggregate principal balance of the debentures, at March 31, 2012, was approximately $15.1 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Convertible long-term debt (continued):

Note and Warrants (Class 13):

On November 17, 2010, the Company issued non-interest bearing promissory notes in the original aggregate principal amount of $4,903,644. The Company has no obligation to pay the notes in cash at maturity, and instead may pay the debentures with shares of the Company’s common stock. The notes mature on November 17, 2012. Also, on November 17, 2010, the Company issued warrants to purchase up an aggregate of 1,072,840 shares of the Company’s common stock. The warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the warrants and the Plan. The following are the material terms and conditions of the notes:

•

on November 17, 2010 and on each Automatic Conversion Date, provided that the Automatic Conversion Price is at least $1.00 per share, the Automatic Conversion Amount will be automatically converted into shares of the Company’s common stock at a conversion rate equal to the Automatic Conversion Price per share;

•

if, on any Automatic Conversion Date, the Automatic Conversion Price is less than $1.00 per share and therefore the automatic conversion described above does not occur, a holder may elect to convert the Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share;

•

any principal amount outstanding under the notes at maturity, will be due and payable in full, at the election of the Company, in either cash or shares of the Company’s common stock at a conversion rate equal to the greater of the average of the trading price of the Company’s common stock (as determined in accordance with the notes and the Plan) for the ten consecutive trading days ending on the trading day that is immediately preceding November 17, 2012 or $1.00;

•

if, at any time during the term of the notes, the trading price of the Company’s common stock (as determined in accordance with the notes and the Plan) is at least 125% of $1.25 per share for ten consecutive trading days, a holder at its option, may convert any or all of the then outstanding principal balance of its notes into shares of the Company’s common stock at a conversion rate equal to $1.36 per share; and

•

if, at any time during the term of the notes, the trading price of the Company’s common stock (as determined in accordance with the notes and the Plan) is at least 150% of $1.25 per share for thirty consecutive trading days, the Company, at its option, may require the conversion of all or any portion of the then aggregate outstanding principal balance of the notes at a conversion rate equal to $1.36 per share.

As of March 31, 2012, approximately $5.6 million in principal had been converted into the Company’s common stock at an average conversion price of $1.47 per share, resulting in the issuance of approximately 3.8 million shares of the Company’s common stock. The aggregate principal balance of the notes, at March 31, 2012, was approximately $1.9 million.

Biovest August 2012 Notes:

On November 17, 2010, Biovest became obligated to certain of its unsecured creditors in the aggregate principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed unsecured claim (including post-petition interest under the Plan at the rate of 3% per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “August 2012 Notes”), as well as 0.2 million shares of Biovest common stock, using an effective conversion rate equal to $1.66 per share (the “Effective Conversion Rate”). The August 2012 Notes mature on August 17, 2012 and interest accrues at 7% per annum. The August 2012 Notes are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011. The following are the material terms and conditions of the August 2012 Notes:

•

provided that the average of the volume weighted average prices for shares of Biovest common stock for the ten consecutive trading days immediately preceding each quarterly conversion date (“Ten Day VWAP”) is at least $1.00 per share, one-eighth of the August 2012 Notes plus accrued interest will be automatically converted into shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP;

•

should the Ten Day VWAP be less than $1.00 per share, the notes will not automatically convert into shares of Biovest common stock, but will instead become payable on August 17, 2012, unless the August 2012 Note holder elects to convert one-eighth of its August 2012 Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Convertible long-term debt (continued):

Biovest August 2012 Notes (continued):

•

any principal and unpaid interest outstanding on August 17, 2012, will be due and payable in full and at Biovest’s election, in either cash or in shares of Biovest common stock at a conversion rate equal to the Ten Day VWAP;

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an August 2012 Note holder, at its option, may convert any or all of its August 2012 Note plus any accrued and unpaid interest into shares of Biovest common stock at a conversion rate equal to the $1.66 per share; and

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.88 per share for thirty consecutive trading days, Biovest, at its option, may require the conversion of the then aggregate outstanding balance of the August 2012 Note plus any accrued and unpaid interest at a conversion rate equal to $1.66 per share.

At each quarterly conversion date, from February 17, 2011 and through February 17, 2012 with the Ten Day VWAP at less than $1.00 per share, the holders of the August 2012 Notes elected to convert one-eighth of their August 2012 Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 1,486,435 shares of Biovest’s common stock. The aggregate principal balance of the August 2012 Notes, at March 31, 2012, was approximately $0.5 million.

Biovest Exit Financing:

On October 19, 2010, Biovest completed a financing as part of the Biovest Plan. Biovest issued secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and warrants to purchase shares of Biovest common stock (the “Exit Financing”). Biovest issued two separate types of warrants to the holders of the Exchange Notes, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On November 17, 2010 and pursuant to the Biovest Plan: (a) the Initial Notes were exchanged for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged for new warrants to purchase a like number of shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”). The following are the material terms and conditions of the Exchange Notes:

•	the maturity date is November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

•

interest accrues monthly and is payable on the outstanding principal amount of the Exchange Notes at a fixed rate of 7% per annum (with a 15% per annum default rate), and is payable monthly in arrears;

•	Biovest may elect to pay monthly interest in either cash or subject to certain specified conditions, in shares of Biovest common stock;

•

Biovest may from time to time, subject to certain conditions, redeem all or any portion of the outstanding principal amount of the Exchange Notes for an amount, in cash, equal to 110% of the sum of the principal amount being redeemed and certain make-whole interest payments;

•

the holders of the Exchange Notes may convert all or a portion of the outstanding balance of the Exchange Notes into shares of Biovest common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of Biovest common stock is at least 150% of the then-effective conversion price for any ten consecutive trading days, Biovest, at its option, may upon written notice to the holders, convert the principal outstanding balance of the Exchange Notes into shares of Biovest common stock at the conversion price then in effect under the Exchange Notes.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

8. Convertible long-term debt (continued):

Biovest Exit Financing (continued):

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the holders of the Series A Exchange Warrants have a right to purchase an aggregate of 8,733,096 shares of Biovest common stock;

•	have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if Biovest issues or sells any options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of Biovest common stock, including by way of one or more reset(s) to a fixed price, the Series A Exchange Warrant holders have the right to substitute any of the applicable variable price formulations for the exercise price upon exercise of the warrants held.

On December 22, 2010, the Series B Exchange Warrants were exercised on a cashless basis and an aggregate of 1,075,622 shares of Biovest common stock were issued to the Series B Exchange Warrant holders.

As of March 31, 2012, a total of $5.8 million in principal on the Exchange Notes had been converted to Biovest common stock, resulting in the issuance to the Exchange Note holders of 6.9 million shares of Biovest common stock. The aggregate principal balance of the Exchange Notes, at March 31, 2012, was approximately $1.3 million.

The Exchange Notes and Series A Exchange Warrants contain conversion and adjustment features required to be classified as derivative instruments and recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which will be amortized to interest expense over two years.

Future maturities of convertible debt are as follows:

in thousands
12 Months ending March 31,

2013	$21,065
2014	6,860

Total maturities	27,925
Less unamortized discount:	(1,020)

$26,905

9. Other long-term debt:

Other long-term debt consists of the following:

in thousands
	March 31, 2012	September 30, 2011
Laurus/Valens Term Notes	$5,006	$8,669
McKesson Note	4,343	4,343
March 2014 Distributions	1,692	2,188
Biovest Laurus/Valens Term A and Term B Notes	27,627	27,626
Biovest March 2014 Obligations	2,833	2,769
Biovest Minnesota MIF Loan	241	247
Biovest Coon Rapids EDA Loan	100	102

	41,842	45,944
Less current maturities	(23,481)	(3,680)

	$18,361	$42,264

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

9. Other long-term debt (continued):

Laurus/Valens Term Notes:

On November 17, 2010, the Company issued security agreements and term notes to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”), in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in compromise and satisfaction of allowed secured claims prior to November 17, 2010. The following are the material terms and conditions of the Laurus/Valens Term Notes (as amended on December 15, 2011):

•	mature on May 17, 2013 and November 17, 2013, respectively, and may be prepaid at any time without penalty;

•	interest accrues at the rate of 8.5% per annum (with a 12.5% per annum default rate), and is payable at the time of any principal payment or prepayment of principal; and

•

secured by (a) a first lien on all of the assets of the Company, junior only to certain permitted liens granted under the Biovest Plan and (b) a pledge by the Company to Laurus/Valens of 20,115,818 shares of Biovest common stock owned by the Company.

The aggregate principal balance of the Laurus/Valens Term Notes, at March 31, 2012, was approximately $5.0 million.

McKesson Note:

On November 17 2010, the Company issued, a promissory note in the original principal amount of $4,342,771 (the “McKesson Note”) to McKesson Corporation (“McKesson”) in satisfaction of McKesson’s approved secured claims prior to November 17, 2010. The following are the material terms and conditions of the McKesson Note:

•	payable in cash in one installment on March 17, 2014 (unless earlier accelerated, as described below) and the outstanding principal together with all accrued but unpaid interest is due on such date;

•	interest accrues at a fixed rate of 5% per annum (with a 10% per annum default rate);

•	the Company may prepay all or any portion of the McKesson Note, without penalty, at any time; and

•	secured by a lien on 6,102,408 shares of Biovest common stock owned by the Company.

The principal balance of the McKesson Note, at March 31, 2012, was approximately $4.3 million.

March 2014 Distributions:

On November 17, 2010, the Company became obligated to pay distributions in cash, approximately $2.4 million to certain of the Company’s unsecured creditors under the Plan. The distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount at a fixed rate of 5% per annum. The aggregate principal balance of the distributions, at March 31, 2012, was approximately $1.7 million.

Biovest Laurus/Valens Term A and Term B Notes:

On November 17, 2010, Biovest issued two types of notes – one type in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one type in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus/Valens in compromise and satisfaction of secured claims prior to November 17, 2010. The following are the material terms and conditions of the Term A Notes:

•	due in one installment of principal and interest due at maturity on November 17, 2012;

•	interest accrues at the rate of 8% per annum (with a 12% per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Term A Notes, without penalty, at any time; and

•	Biovest is required to make mandatory prepayments under the Term A Notes as follows:

•

a prepayment equal to 30% of the net proceeds (i.e., the gross proceeds received less any investment banking or similar fees and commissions and legal costs and expenses incurred by Biovest) of certain capital raising transactions (with certain exclusions), but only up to the then outstanding principal and accrued interest under the Term A Notes;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

9. Other long-term debt (continued):

Biovest Laurus/Valens Term A and Term B Notes (continued):

•	from any intercompany funding by the Company to Biovest (with certain exceptions and conditions); and

•

a prepayment equal to 50% of the positive net cash flow of Biovest for each fiscal quarter after the November 17, 2010, less the amount of certain capital expenditures on certain biopharmaceutical products of Biovest made during such fiscal quarter or during any prior fiscal quarter ending after December 31, 2010.

On November 18, 2010, Biovest prepaid the Term A Notes in an amount equal to $1.4 million from the proceeds received in the Exit Financing.

The following are the material terms and conditions of the Term B Notes:

•	due in one installment of principal and interest due at maturity on November 17, 2013;

•	interest accrues at the rate of 8% per annum (with a 12% per annum default rate), and is payable at the time of any principal payment or prepayment of principal;

•	Biovest may prepay the Term B Notes, without penalty, at any time; and

•

provided that the Term A Notes have been paid in full, Biovest is required to make mandatory prepayments under the Term B Notes from any intercompany funding by the Company to Biovest (with certain exceptions and conditions), but only up to the amount of the outstanding principal and accrued interest under the Term B Notes.

The Term A Notes and the Term B Notes are secured by a lien on all of the assets of Biovest, junior only to the lien granted to Corps Real and to certain permitted liens by Biovest. The Term A Notes and the Term B Notes are guaranteed by the Company (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by a pledge by the Company of 20,115,818 shares of Biovest common stock owned by the Company (see Note 15 - Subsequent event).

Biovest March 2014 Obligations:

On November 17, 2010, Biovest became obligated to pay certain of its unsecured creditors, in the aggregate principal amount of approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014 (the “March 2014 Obligations”). The aggregate principal balance of the March 2014 Obligations, increased by approximately $0.12 million due to allowing a previously unfiled unsecured claim and the amendment of the amount owed on an unsecured claim. The March 2014 Obligations differed from the previously recorded liability, Biovest recorded a $0.07 million gain on reorganization for the six months ended March 31, 2012.

Biovest Coon Rapids Economic Development Authority Loans (Minnesota MIF Loan and Coon Rapids EDA Loan):

On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority for the City of Coon Rapids, Minnesota and the Minnesota Investment Fund, which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. Biovest issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021 (the “Notes”). The Notes bear interest as follows, yielding an effective interest rate of 4.1%:

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

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

9. Other long-term debt (continued):

Future maturities of other long-term debt are as follows:

in thousands
12 months ending March 31,
2013	$23,481
2014	15,216
2015	2,848
2016	15
Thereafter	282

$41,842

10. Derivative liabilities:

The following tabular presentation reflects the components of derivative financial instruments:

	March 31, 2012 (unaudited)	September 30, 2011
Embedded derivative instruments, bifurcated	$5,287	$697
Freestanding derivatives:
Warrants issued with settlement	662,160	466,400
Biovest investor share distribution	78,375	118,249
Biovest warrants issued with convertible debt	2,849,609	1,998,132

	$3,595,431	$2,583,478

Derivative gains (losses) in the accompanying condensed consolidated statements of operations relate to the individual derivatives as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011
Embedded derivative instruments, bifurcated	$(5,287)	$554,175	$(4,590)	$(3,022,590)
Freestanding derivatives:
Biovest warrants issued with convertible debentures	(1,178,094)	2,535,218	(851,477)	2,824,489
Warrants issued with term note payable	—	—	—	(1,583,088)
Biovest default and investment put options	—	—	—	(3,030)
Biovest investor share distribution	(48,125)	154,688	(35,064)	409,751
Warrants issued for settlement	(273,360)	594,891	(195,760)	1,140,060

	$(1,504,866)	$3,838,972	$(1,086,891)	$(234,408)

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2012 (unaudited)				September 30, 2011
Fair Value Measurements Using	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$3,595,431	$—	$3,595,431	$—	$2,583,478	$—	$2,583,478

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

11. Related party transactions:

Corps Real – Accentia:

On June 13, 2011, the Company issued a convertible secured promissory note (the “Accentia Corps Real Note”) to Corps Real, LLC (“Corps Real”) providing for loans to the Company in the maximum aggregate amount of $4.0 million, under which Corps Real advanced $1.0 million to the Company on each of June 13, 2011, August 1, 2011, November 15, 2011 and January 15, 2012. Corps Real is a shareholder and the senior secured lender to Biovest. Corps Real, as well as the majority owner of Corps Real are both managed by Ronald E. Osman, a shareholder of the Company, who is also a shareholder and director of Biovest. The majority owner of Corps Real is also a shareholder of the Company. The other material terms and conditions of the Accentia Corps Real Note are as follows:

•	mature on June 13, 2016, at which time all indebtedness under will be due and payable;

•

interest on the outstanding principal amount accrues and is payable at a fixed rate of 5% per annum and is payable on a quarterly basis in arrears (as to the principal amount then outstanding). Interest payments may be paid in cash or, at the election of the Company, may be paid in shares of the Company’s common stock based on the volume-weighted average trading price of the Company’s common stock during the last ten trading days of the quarterly interest period;

•

at Corps Real’s option, at any time prior to the earlier to occur of (a) the date of the prepayment in full or (b) June 13, 2016, Corps Real may convert all or a portion of the outstanding balance of the Accentia Corps Real Note (including any accrued and unpaid interest) into shares of the Company’s common stock at a conversion rate equal to $0.34 per share;

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

•

the Company will not be permitted to effect a conversion of the Accentia Corps Real Note and Corps Real will not be permitted to convert the outstanding Accentia Corps Real Note to the extent that, after giving effect to an issuance after a conversion of the Accentia Corps Real Note, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) would beneficially not own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of the Company’s common stock issuable upon conversion of the Accentia Corps Real Note;

•

the Company may prepay the Accentia Corps Real Note, in full, at any time without penalty, provided that the Company must provide ten days advance written notice to Corps Real of the date for any such prepayment, during which period Corps Real may exercise its right to convert into shares of the Company’s common stock; and

•

Corps Real may, among other things, declare the entire outstanding principal amount, together with all accrued interest and all other sums due under the Accentia Corps Real Note, to be immediately due and payable upon the failure of the Company to pay, when due, any amounts due under the Accentia Corps Real Note, if such amounts remain unpaid for five business days after the due date or upon the occurrence of any other event of default described in the Security Agreement (as defined below).

To secure payment of the Accentia Corps Real Note, the Company and Corps Real also entered into a security agreement dated June 13, 2011 (the “Security Agreement”). Under the Security Agreement, all obligations under the Accentia Corps Real Note are secured by a first security interest on (a) 12.0 million shares of Biovest common stock owned by the Company and (b) all of the Company’s contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron pursuant to the Company’s settlement agreement with BioDelivery Sciences International, Inc (“BDSI”) (described below).

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

11. Related party transactions (continued):

Corps Real – Accentia (continued):

As part of the Accentia Corps Real Note, the Company also issued to Corps Real a warrant to purchase 5,882,353 shares of the Company’s common stock for an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like). The other material terms and conditions of the warrant are as follows:

•	the warrant was immediately exercisable and expires on June 13, 2016;

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

The principal balance of the Accentia Corps Real Note, at March 31, 2012, was $4.0 million. The discounted value of the note is classified as convertible notes payable, related party on the accompanying condensed consolidated balance sheets. The June 2011 and November 2011 advances of $1.0 million did not meet the prepayment requirements of the Laurus/Valens Term Notes. However, the August 2011 advance triggered a prepayment to Laurus/Valens of principal and accrued interest of approximately $0.2 million.

Corps Real – Biovest:

On November 17, 2010, Biovest issued a secured convertible promissory note (the “Biovest Corps Real Note”) in an original principal amount equal to $2,291,560 to Corps Real. Under the terms of the Corp Real Note, Corps Real may elect to invest an additional $0.9 million. The Biovest Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is on such date. Interest accrues and is payable on the outstanding principal amount of the Biovest Corps Real Note at a fixed rate of 16% per annum, with interest in the amount of (10% to be paid monthly and interest in the amount of 6% to accrue and be paid on the maturity date. Biovest may prepay the Biovest Corps Real Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the Biovest Corps Real Note into shares of Biovest common stock at a conversion rate of $0.75 per share. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets. The principal balance on the Biovest Corps Real Note, at March 31, 2012, was approximately $2.3 million.

BDSI/Arius:

On February 17, 2010, the Bankruptcy Court entered an order approving a settlement agreement (the “Settlement Agreement”) between the Company and BDSI, entered into as of December 30, 2009. Parties to the Settlement Agreement are the Company, the Company’s wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”). The purpose of the Settlement Agreement is to memorialize settlement between the Company and BDSI regarding claims relating to a distribution agreement dated March 12, 2004 between TEAMM and Arius. Pursuant to the Settlement Agreement, the Company:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

11. Related party transactions (continued):

BDSI/Arius (continued):

(c)	issued to BDSI a warrant (the “BDSI Warrant”) to purchase two million shares of Biovest common stock held by the Company, with an exercise price of $0.84 and an expiration date of March 4, 2017. During the initial two year exercise period, any exercise of the BDSI Warrant by BDSI will be subject to approval by Biovest.

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

12. Stockholders’ equity:

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

Stock options and warrants issued, terminated/forfeited and outstanding as of March 31, 2012 are as follows:

	Shares	Average Exercise Price Per Share	Intrinsic Value
Options:
Outstanding, October 1, 2011	25,156,998	$0.81
Granted	2,800,000	0.43
Expired vested	(70,190)	2.69
Expired unvested	(155,000)	0.44
Exercised	—	—

Outstanding, March 31, 2012	27,731,808	$0.76	$1,057,200

Exercisable, March 31, 2012	26,551,808	$0.77	$1,057,200
Warrants:
Outstanding, October 1, 2011	16,905,762	$1.27
Granted	586,511	0.40
Terminated or forfeited	(461,600)	3.66
Exercised	—	—

Outstanding, March 31, 2012	17,030,673	$1.18	$5,865

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

12. Stockholders’ equity (continued):

Stock options and warrants (continued)

A summary of the status of the Company’s nonvested stock options as of March 31, 2012, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Intrinsic Value
Nonvested at September 30, 2011	1,865,000
Granted	2,800,000
Vested	(3,330,000)
Forfeited	(155,000)

Nonvested at March 31, 2012	1,180,000	—

Share-based compensation expense was approximately $3.6 million for the six months ended March 31, 2012 and $3.5 million for the three months ended March 31, 2012. Approximately $0.2 million in stock compensation expense will be recognized over the next two years as a result of the vesting of shares.

13. Commitments and contingencies:

Legal proceedings:

Bankruptcy proceedings:

On November 10, 2008, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with the Company’s Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Biovest litigation:

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against the Company, in its bankruptcy proceeding and another against Biovest, in its bankruptcy proceeding. Both the Company and Biovest objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against Biovest was denied and Clinstar’s proof of claim against the Company was allowed. Upon the full satisfaction of Clinstar’s proof of claim against the Company through the issuance of 283,186 shares of the Company’s common stock at a conversion price of $1.36 per share as required by the Plan, Clinstar shall have no further claims against the Company or Biovest for breach of contract for non-payment.

Other proceedings

Except for the foregoing, the Company is not party to any material legal proceedings, and management is not aware of any threatened legal proceedings that could cause a material adverse impact on the Company’s business, assets, or results of operations. Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

13. Commitments and contingencies (continued):

Facility leases:

The Company leases approximately 7,400 square feet of office space in Tampa, Florida, which is the Company’s principal executive and administrative offices. The Company also shares this office space with its subsidiaries, including Biovest. The lease will expire on December 31, 2014 and is cancelable by either party with 120 days prior notice.

The Company’s majority-owned subsidiary, Biovest, also leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which Biovest uses for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. The Biovest lease agreement (the “Biovest Lease”) provided for certain capital improvements to the facility, which were financed and performed principally by the landlord, as well as through government grant loans from city and state agencies in Minnesota. These improvements were completed as of September 30, 2011 and included the construction of a good manufacturing practices vaccine manufacturing space. The Biovest Lease expires on December 2, 2020. Biovest also has the right to extend the term of the Biovest Lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term, or market rates in effect at the end of the ten year initial lease term.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2012. The Company anticipates that as its development of Cyrevia™ and/or BiovaxID® advances and as the Company prepares for the future commercialization of its products the Company’s facilities requirements will continue to change on an ongoing basis.

Cooperative Research and Development Agreement:

In September 2001, Biovest entered into a definitive cooperative research and development agreement (“CRADA”) with the NCI for the development and ultimate commercialization of patient-specific vaccines for the treatment of non-Hodgkin’s low-grade follicular lymphoma. The terms of the CRADA, as amended, included, among other things, a requirement to pay $0.5 million quarterly to NCI for expenses incurred in connection with the Biovest’s Phase 3 clinical trial. Since the transfer to Biovest of the IND for development of this vaccine, which occurred in April 2004, these payments to NCI have been reduced to a small fraction of this original obligation (approximately $0.2 million per year). Under the terms of the CRADA, Biovest is obligated to continue to provide vaccine to the NCI at no charge for purposes of the NCI’s studies that are within the scope of the CRADA if Biovest were to abandon work on the vaccine.

Employment agreements:

As of March 31, 2012, the Company has no employment agreements with its officers and executives.

Stanford University:

In September 2004, Biovest entered into an agreement with Stanford University (“Stanford”) providing for worldwide rights to use two proprietary hybridoma cell lines, that are used in the production of the BiovaxID through 2019 (“Stanford Agreement”). Under the Stanford Agreement, Biovest is obligated to pay an annual maintenance fee of $0.01 million. The Stanford Agreement also provides that Biovest pay Stanford $0.1 million within one year following FDA approval of BiovaxID, and following approval, Stanford will receive a royalty of the greater of $50 per patient or 0.05% of the amount received by Biovest for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The Stanford Agreement obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate this agreement at any time upon 30 days prior written notice, and Stanford can terminate the Stanford Agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

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

Royalty agreements:

On November 17, 2010, the Company, Biovest, and Laurus/Valens entered into several agreements, whereby the Company terminated and cancelled all of its royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID and Biovest’s other biologic products. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and Biovest’s other biologic products was reduced from 35.25% to 6.30%. Additionally, Laurus/Valens’s aggregate royalty obligation on the AutovaxID instrument was reduced from 3.0% to no obligation, including the elimination of the $7.5 million minimum royalty obligation.

Sublicense agreement with related party:

On February 27, 2007, the Company entered into a perpetual sublicense agreement (the “Cyrevia Sublicense”) with Revimmune, LLC, which is affiliated with one of the Company’s directors and shareholders. Revimmune, LLC holds the exclusive license for the technology from Johns Hopkins University (the “JHU License”). Under the Cyrevia Sublicense, the Company was granted the exclusive world-wide rights to develop, market, and commercialize the Company’s Cyrevia™ therapy (High-Dose Pulsed Cytoxan®) to treat multiple sclerosis and certain other autoimmune diseases.

Other material terms and conditions of the Cyrevia Sublicense are as follows:

•

The Company assumed certain future development, milestone and minimum royalty obligations of Revimmune, LLC under the JHU License. In connection with the Cyrevia Sublicense, the Company did not pay an upfront fee or reimbursement of expenses. The Company also agreed to pay to Revimmune, LLC a royalty of 4% on net sales, and in the event of a sublicense, to pay 10% of net proceeds received from any such sublicense to Revimmune, LLC;

•

Upon the approval of the sublicensed treatment in the U.S. for each autoimmune disease, the Company is required to issue to Revimmune, LLC vested warrants to purchase 0.8 million shares of the Company’s common stock. The warrant which will be granted at the approval of the first sublicensed product will have an exercise price of $8 per share and any subsequent warrant to be issued will have an exercise price equal to the average of the volume weighted average closing prices of the Company’s common stock during the ten trading days immediately prior to the grant of such warrant;

•	The Company will be responsible, at its sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the licensed products; and

•

The Company has assumed the cost and responsibility for patent prosecution as provided in the license between Revimmune, LLC and JHU to the extent that the claims actually and directly relate to sublicensed products.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

13. Commitments and contingencies (continued):

Baxter Corporation Agreement:

To facilitate the Company’s development and commercialization of Cyrevia, effective on November 29, 2010, the Company entered into an agreement (the “Baxter Agreement”) with Baxter Healthcare Corporation (“Baxter”), making Baxter the Company’s exclusive source of cyclophosphamide under an agreed-upon price structure. The Company believes that Baxter is the only current good manufacturing practice (“cGMP”) manufacturer approved in the U.S. by the FDA of injectable/infusion cyclophosphamide (under the brand name, Cytoxan®) used in the U.S. as referenced in the FDA Orange Book. Cytoxan is the active drug used in Cyrevia therapy, the Company’s proprietary system-of-care being developed for the treatment of a broad range of autoimmune diseases. The Baxter Agreement grants the Company the exclusive right to use Baxter’s regulatory file and drug history (“Drug Master File”) for Cytoxan, which the Company’s believes will advance the Company’s planned clinical trials and anticipated communications with the FDA.

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

14. Variable Interest Entities:

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through March 31, 2012. As of March 31, 2012, Revimmune, LLC’s assets and equity were approximately $28,000. The Company had no non-controlling interest in earnings from Revimmune, LLC for the three and six months ended March 31 2012.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

15. Subsequent event:

May 2012 agreement regarding Biovest Laurus/Valens Term A and Term B Notes:

On May 10, 2012, Biovest entered into an agreement with Laurus/Valens relating to the indebtedness and common stock held by Laurus/Valens (the “Paydown Agreement”). The Paydown Agreement provides that, if Biovest or a designee pay $30.9 million (the “Buy Out Amount”) to Laurus/Valens on or before August 15, 2012, Laurus/Valens will (i) assign the Term A Notes and Term B Notes to Biovest or Biovest’s designee, (ii) assign back to Biovest an aggregate of 10,232,132 shares of the Biovest common stock held by Laurus/Valens (out of a total of 14,834,782 shares held as May 10, 2012), and (iii) assign back to Biovest one-half of Laurus/Valens’ royalty interest in BiovaxID® and Biovest’s other biologic products (such assignment to consist of a 3.125% royalty interest).

If on or before August 15, 2012, Laurus/Valens is paid less than $30.9 million but at least $20.0 million (the Minimum Paydown Amount”), then (i) Laurus/Valens agrees to amend the Term A Notes and Term B Notes to extend the maturity date to December 31, 2014, (ii) Biovest will be permitted to eliminate or amend the mandatory prepayment and board-representation provisions of Laurus/Valens indebtedness, (iii) Biovest will be permitted to issue new indebtedness that is pari passu with Laurus/Valens indebtedness in an amount of up to $12.0 million above the amount actually paid down by Biovest (the “Actual Paydown Amount”), and (iv) Laurus/Valens will assign back to Biovest a pro rata portion of the above-described shares and royalty interests based on the amount by which the Actual Paydown Amount bears to the Buy Out Amount. If within 90 days following the payment of the Actual Paydown Amount Biovest is able to pay the remaining balance under the Term A Notes and Term B Notes, then the remaining number of shares and royalty interests otherwise subject to assignment under the Paydown Agreement will be assigned to Biovest as though Biovest originally paid the full Buyout Amount on or before August 15, 2012.

In addition to the foregoing, under the Paydown Agreement, Laurus/Valens has agreed to limit any sales of its Biovest common stock between May 10, 2012 and August 15, 2012 to 1% of Biovest’s outstanding common stock. Also, in the event that the Buy Out Amount or Minimum Paydown Amount is received on or before May 15, 2012, Laurus/Valens will agree to a lock-up of up to two years on 3.0 million of Biovest common shares (or in the case of a Minimum Paydown Amount, a pro rata portion thereof based on the Actual Paydown Amount) and grant Biovest the right to purchase such shares during such lock-up period for a purchase price of $0.50 per share. The effectiveness of the Paydown Agreement is subject to the written consent of Corps Real.

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

Overview

Headquartered in Tampa, Florida, we are a biotechnology company that is developing Cyrevia™ (formerly named, Revimmune™) as a comprehensive system of care for the treatment of autoimmune diseases. We are also developing the SinuNasal™ Lavage System as a medical device for the treatment of chronic sinusitis. Additionally, through our majority-owned subsidiary, Biovest International, Inc. (“Biovest”), we are developing BiovaxID®, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), specifically, follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”) and potentially other B-cell cancers, and AutovaxID®, an instrument for the production of a broad range of patient-specific medicines, such as BiovaxID, and potentially for various vaccines, including vaccines for influenza and other contagious diseases.

Cyrevia is being developed to treat various autoimmune diseases. Cyrevia’s active ingredient is cyclophosphamide, which is already approved by the U.S. Food and Drug Administration (“FDA”) to treat disorders other than autoimmunity. We are seeking to repurpose cyclophosphamide to treat various autoimmune diseases as part of a comprehensive system of care.

BiovaxID is an active immunotherapy to treat certain forms of lymphoma. BiovaxID has completed two Phase 2 clinical trials and one Phase 3 clinical trial.

AutovaxID is an automated cell culture production instrument being developed and commercialized by Biovest for the production of cancer vaccines and other personalized medicines and potentially for a wide range of other vaccines.

The SinuNasal Lavage System (“SinuNasal”) is being developed as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”), also sometimes referred to as chronic rhinosinusitis. SinuNasal is believed to provide benefit by delivering a proprietary buffered irrigation solution (patent pending) to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

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

We commenced business in April 2002 with the acquisition of Analytica. We acquired Analytica in a merger transaction for $3.7 million in cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of our Series B preferred stock. Analytica was founded in 1997 with offices in New York and Germany. On December 15, 2011, we closed on the sale of substantially all of the assets and business of Analytica for a combination of fixed and contingent payments aggregating up to $10 million.

In June 2003, we acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest is a biologics company that is developing BiovaxID as a personalized therapeutic cancer vaccine for the treatment of NHL, specifically, FL, MCL and potentially other B-cell blood cancers. As of March 31, 2012, we owned approximately 60% of Biovest’s outstanding common stock with the minority interest being held by approximately 400 shareholders of record. Biovest’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and therefore Biovest files periodic and other reports with the Securities and Exchange Commission (“SEC”).

Our Company and Biovest successfully completed reorganizations and both formally exited Chapter 11 as fully restructured organizations. Through the provisions of our respective bankruptcy plans (as amended) (the “Plan” and the “Biovest Plan”, respectively), effective on November 17, 2010 (the “Effective Date”), our Company and Biovest were able to restructure the majority of our debt into a combination of long-term notes and equity. The Biovest Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code and the administration of the Chapter 11 estate of Biovest has been completed. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing Biovest’s Chapter 11 proceeding.

Regulatory strategy

Cyrevia™

Prior studies of high-dose pulsed cyclophosphamide in the U.S. have been conducted at a limited number of large academic research hospitals and have featured non-uniform inclusion criteria and/or administration schedules. While the previous studies are important to our Cyrevia development plan, the studies are likely not sufficient to support regulatory approval.

We conducted an initial meeting with the FDA regarding our proposed design of a clinical trial in multiple sclerosis (“MS”) for Cyrevia. Since our initial meeting with the FDA, a number of studies utilizing high-dose pulsed cyclophosphamide in MS have reported follow-up data, which we expect will provide support for and guide the design of future planned clinical trial(s). We intend to conduct follow-up pre-investigational new drug application(s) meetings with the FDA in calendar year 2012 to discuss our planned clinical trial strategy and study protocol(s) for the treatment of MS, graft-versus-host disease following bone marrow transplant, systemic sclerosis and autoimmune hemolytic anemia. Based on the FDA’s input and our analyses of available data, we anticipate filing an investigational new drug application (“IND”) under which we expect to conduct our planned clinical trials. Further, we plan to discuss with the FDA our plans for a Risk Evaluation and Mitigation Strategies (“REMS”), which we developed and mandated to accompany the treatment regiment for Cyrevia.

BiovaxID®

Under Biovest’s IND for BiovaxID, two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID for the indication of FL and MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. Biovest believes that these clinical trials demonstrate the safety and efficacy of BiovaxID. Biovest is in the process of conducting clinical pre-filing discussions with domestic and international regulatory agencies to discuss the potential regulatory approval pathway for BiovaxID.

Biovest is focusing on its plans to seek regulatory approval for BiovaxID for the treatment of FL and these clinical pre-filing regulatory agency meetings are anticipated to confirm the next steps and requirements in the regulatory process. In preparing for these regulatory meetings, Biovest is continuing its analyses of the data available from its Phase 2 and Phase 3 clinical trials, so that Biovest can have as comprehensive as possible discussions regarding the safety and efficacy results for BiovaxID. In addition, Biovest continues to advance its efforts to comply with various regulatory validations and comparability requirements related to Biovest’s manufacturing process and facility. Biovest also anticipates conducting separate discussions with various regulatory agencies regarding regulatory approval for BiovaxID for the treatment of MCL and Waldenstrom’s Macroglobulinemia, a rare B-cell subtype of NHL.

Should Biovest seek accelerated or conditional approval, such regulatory pathway may require Biovest to perform additional clinical studies as a condition to continued marketing of BiovaxID, which may result in additional clinical trial expenses. There can be no assurances that Biovest will receive approval, including accelerated or conditional approval. Biovest’s ability to timely access required financing will continue to be essential to support the ongoing commercialization efforts.

AutovaxID®

AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. Biovest plans to utilize the AutovaxID technology to streamline commercial manufacture of Biovest’s proprietary anti-cancer vaccine, BiovaxID. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with the current good manufacturing practices (“cGMP”) standards. Biovest is collaborating with the U.S. Department of Defense (“DoD”) to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza.

SinuNasal™ Lavage System

We believe that SinuNasal should be regulated by the Center for Devices and Radiological Health as a prescription medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”). However, in April 2010, the Office of Combination Products (“OCP”) within the FDA ruled that SinuNasal is not a medical device, but rather, is a combination product with a drug primary mode of action requiring regulation by the Center for Drug Evaluation and Research. The effect of this OCP determination is to subject SinuNasal to regulatory requirements as a drug product, likely including submission of a new drug application (“NDA”), typically a much more difficult, lengthy, and expensive pathway to market as compared to clearance or approval of a medical device. In July 2010, after the OCP reconsidered and affirmed its decision, we appealed the ruling to a higher office within the FDA that supervises the OCP. In March 2011, we presented written and oral argument in connection with an appeal meeting that SinuNasal’s mechanical mode of action meets the definition of a medical device and that it is not a combination product or, if it is, that the device mode of action is primary. On December 1, 2011, FDA issued its decision upholding the ruling of the OCP. We are now considering options such as commencing a lawsuit against the FDA seeking reversal of the OCP ruling and FDA’s affirmation of that decision. There can be no assurance, however, as to the final outcome. Pending such determination, we are unable to determine the next potential development and/or regulatory steps to advance our SinuNasal product. If the litigation is not successful, our potential future development and commercialization plans for SinuNasal will require greater expense and a longer timeline than would have been the case if device regulation applied, possibly resulting in discontinuation of the project altogether.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales. Our net sales for the three months ended March 31, 2012 were approximately $1.2 million compared to net sales of $1.2 million for the three months ended March 31, 2011.

Research and Development Expense. Our research and development expense for the three months ended March 31, 2012 was $1.8 million compared to $0.4 million for the three months ended March 31, 2011. This increase is primarily due to an increase in outsourced consulting services, travel expenses associated with our regulatory strategy, wages and laboratory supplies as Biovest continues to analyze the available data from its clinical trials and seeks approval, including accelerated and/or conditional approval with Health Canada and other regulatory agencies such as the FDA and the European Medicines Agency (“EMA”), as well as stock compensation related to employee stock options granted by us and Biovest. In addition, Biovest has expanded its manufacturing facility in Minneapolis (Coon Rapids), Minnesota, financing over $1.5 million in facility improvements which provides Biovest increased capacity in the manufacture of biologic products, including the manufacture of BiovaxID.

Derivative loss. Derivative loss was approximately $1.5 million for the three months ended March 31, 2012 as compared to a gain of $3.8 million for the three months ended March 31, 2011. This difference is primarily related to the change in value of derivative instruments issued in conjunction with our various financings and settlements. The increase in Biovest’s common stock price, on which the derivative liabilities are based, during the three months ended March 31, 2012 created the loss for the three months ended March 31, 2012, compared to a decrease in the common stock price for the same period in the prior year.

Six Months Ended March 31, 2012 Compared to the Six Months Ended March 31, 2011

Net Sales. Our net sales for the six months ended March 31, 2012 were approximately $2.5 million compared to net sales of $2.1 million for the six months ended March 31, 2011, an increase of approximately 19%. Included in product revenue for the six months ended March 31, 2012 is $0.1 million resulting from Biovest’s data sharing agreement in which Biovest agreed to share its data set resulting from Biovest’s Phase 3 clinical trial for BiovaxID. The prior fiscal year’s results for the same six month period do not contain comparable revenue. Biovest has met all obligations required under the data sharing agreement and does not anticipate earning any further revenue under the agreement.

Instrument sales for the six month period ended March 31, 2012 were approximately $1.8 million, representing an increase of $0.6 million over the six month period ended March 31, 2011 due to the sale of an additional eight instruments in the six month period ended March 31, 2012 compared to the six month period ended March 31, 2011. Biovest also sold additional cultureware, tubing sets and other disposable products and supplies for use with their instrument product line which accounts for the remaining increase over the six month period from the previous year.

Our grant revenue for the six months ended March 31, 2012 and March 31, 2011 relating to the Qualifying Therapeutic Discovery Program was $0.2 million and $0.3 million, respectively.

Research and Development Expenses. Our research and development costs were approximately $2.8 million for the six months ended March 31, 2012 and $0.7 million for the six months ended March 31, 2011. This increase is attributable to an increase in outsourced consulting services, travel expenses associated with our regulatory strategy, wages and laboratory supplies as Biovest continues to analyze the available data from its clinical trials and seeks approval, including accelerated and/or conditional approval with Health Canada and other regulatory agencies such as the FDA and the EMA, as well as stock compensation related to employee stock options granted by us and Biovest. In addition, Biovest has expanded its manufacturing facility in Minneapolis (Coon Rapids), Minnesota, financing over $1.5 million in facility improvements which provides Biovest increased capacity in the manufacture of biologic products, including the manufacture of BiovaxID.

General and Administrative Expenses. Our general and administrative expenses were approximately $4.9 million for the six months ended March 31, 2012; a decrease of $11.0 million over the six months ended March 31, 2011. This decrease is primarily due to a decrease in share-based compensation of $10.8 million. The prior period expense included compensation expense related to options granted during our bankruptcy proceedings with vesting contingent upon our emergence from bankruptcy in addition to the market value of 1.5 million shares issued to executives on November 17, 2010.

Derivative loss. Derivative loss was approximately $1.1 million for the six months ended March 31, 2012 as compared to a loss of $0.2 million for the six months ended March 31, 2011. This difference is primarily related to the change in value of derivative instruments issued in conjunction with our various financings and settlements. The increase in Biovest’s common stock price, on which the derivative liabilities are based, during the six months ended March 31, 2012 created the loss for the six months ended March 31, 2012, compared to a minimal increase in the common stock price for the same period in the prior year.

Discontinued operations. Income from discontinued operations was $3.2 million for the six months ended March 31, 2012 compared to $0.2 million for the six months ended March 31, 2011. The primary difference is the gain on sale of assets during the six months ended March 31, 2012. The gain on sale of assets was approximately $4.0 million for the six months ended March 31, 2012 as a result of the sale of substantially all the assets and business of Analytica. The initial proceeds of $4.0 million along with the $1.5 million earnout received on March 30, 2012 were used to calculate the gain, as the $1.5 million earnout was assured at the time of the determination of the gain. There was no gain on sale of assets for the six months ended March 31, 2011. Accrued taxes of $0.6 million were recorded for estimated state and local taxes associated with the gain on this transaction.

Liquidity and Capital Resources

Sources of Liquidity

Cash and cash equivalents at March 31, 2012 were approximately $1.9 million, of which $0.2 million was attributable to Biovest. Cash and cash equivalents are anticipated to provide sufficient capital to sustain us through June 2012. We intend to attempt to meet our cash requirements through proceeds from the cell culture and instrument manufacturing activities of Biovest, the use of cash on hand, trade-vendor credit, and short-term borrowings. Additionally, we may seek public or private equity investment, short or long term debt financing or strategic relationships such as investments or licenses. Our ability to continue present operations and to continue our product development efforts are dependent upon our ability to successfully execute the obligations under our Plan and to obtain significant external funding, which raises substantial doubt about our ability to continue as a going concern. The need for funds is expected to grow as we continue our efforts to develop and commercialize Cyrevia™, BiovaxID®, AutovaxID® and SinuNasal™.

Private Placement – REF Holdings

On January 27, 2012, we sold 1,173,021 units (“Units”), with each Unit consisting of one share of our common stock and a warrant to purchase one-half of one share of our common stock, to REF Holdings, LLC (“REF Holdings”) for an aggregate purchase price of $0.4 million (or $0.341 per Unit). The exercise of the warrants underlying the Units is governed by the terms and conditions set forth in the common stock purchase warrant issued to REF Holdings (the “Warrant”). The Warrant gives REF Holdings the right to purchase up to 586,511 shares of our common stock at an exercise price of $0.40 per share (subject to adjustment for stock splits, stock dividends, certain other distributions, and the like). The Warrant is immediately exercisable and will expire on January 27, 2017. This sale was made pursuant to a subscription agreement, between our Company and REF Holdings (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement (as amended), we filed a resale registration statement covering the shares of common stock underlying the Units and the shares of common stock issuable upon exercise of the Warrant. The registration statement was declared effective by the SEC on April 2, 2012.

Sale of Assets - Analytica Asset Purchase Agreement

On December 15, 2011, we, along with Analytica, LA-SER Alpha Group Sarl (“LA-SER”), and Analytica LA-SER International, Inc., a wholly-owned subsidiary of LA-SER (“Newcorp” and collectively with LA-SER, the “Purchaser”) closed on a definitive agreement (the “Purchase Agreement”) relating to the sale of substantially all of Analytica’s assets and business to the Purchaser for a maximum aggregate purchase price of up to $10.0 million, consisting of fixed and contingent payments. As part of the purchase price payable by the Purchaser to Analytica, the Purchaser agreed to grant to Analytica, for no additional consideration, up to $0.6 million worth of research services at our request to support our ongoing biotechnology activities. In consideration for the sale of the assets and business, the Purchaser paid $4.0 million for our benefit directly to Laurus/Valens for the pre-payment of the Laurus/Valens Term Notes (described below). On March 30, 2012, the Purchaser paid us $1.5 million, based upon a formula involving the aggregate gross revenue of Newcorp from December 15, 2011 through March 31, 2012, as well as the aggregate backlog of Newcorp’s business as of March 31, 2012. The remainder of the purchase price up to a maximum of $4.5 million will be calculated based upon a multiple of Newcorp’s EBITDA for specified periods, with certain adjustments for the amount of research services actually acquired by us up to $0.6 million.

The Qualifying Therapeutic Discovery Project

In November 2010 and October 2011, we received from the U.S. Internal Revenue Service, a federal grant award in the aggregate amount of approximately $0.24 million. In November 2010, Biovest received the same federal grant award in the amount of approximately $0.24 million. The federal grants were granted under the Qualifying Therapeutic Discovery Project, as tax credits under new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. Under the Qualifying Therapeutic Discovery Project, the tax credits are awarded to therapeutic discovery projects that show a reasonable potential to: (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, (b) reduce the long-term growth of health care costs in the United States, or (c) significantly advance the goal of curing cancer within 30 years. Allocation of the tax credits takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. Our Company and Biovest were awarded the federal grant to support the advancement of Cyrevia and BiovaxID, respectively.

Outstanding Indebtedness

•

Corps Real, LLC: Corps Real, LLC (“Corps Real”) advanced to us $1.0 million on each of June 13, 2011, August 1, 2011, November 15, 2011 and January 15, 2012 pursuant to the June 13, 2011 secured promissory note in the principal amount of $4.0 million (the “Accentia Corps Real Note”). The Accentia Corps Real Note matures on June 13, 2016, at which time all indebtedness will be due and payable. Interest on the outstanding principal amount of the Accentia Corps Real Note accrues at a fixed rate of 5% per annum and is payable on a quarterly basis in arrears (as to the principal amount then outstanding). We also entered into a security agreement with Corps Real (the “Security Agreement”). Under the Security Agreement, the Accentia Corps Real Note is secured by a first security interest in (a) 12.0 million shares of Biovest common stock owned by us and (b) all of our contractual rights pertaining to the first product for which a NDA is filed containing BEMA Granisetron pursuant to our settlement agreement with BioDelivery Sciences International, Inc (“BDSI”). We also issued to Corps Real a warrant to purchase 5,882,353 shares of our common stock with an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like) with an expiration date of June 13, 2016. The principal amount of the Accentia Corps Real Note, at March 31, 2012, was $4.0 million and in lieu of cash for the payment of interest, we had converted approximately $0.09 million in interest due on the Accentia Corps Real Note into, and accordingly had issued to Corps Real, 254,738 shares of our common stock.

•

Laurus/Valens: On December 15, 2011, in connection with the Purchase Agreement (described above), we amended the security agreements and term notes dated November 17, 2010 in the aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited , Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc., (collectively, “Laurus/Valens”). The Laurus/Valens Term Notes accrue interest at the rate of 8.5% per annum (with a 12.5% per annum default rate), and are payable at the time of any principal payment or prepayment of principal. Pursuant to the Laurus/Valens Term Notes (as amended), the maturity dates of the Laurus/Valens Term Notes were extended from May 17, 2012 and November 17, 2012 to May 17, 2013 and November 17, 2013, respectively and deferred our obligation to pay 30% of any capital raised by us to Laurus/Valens as a prepayment on the Laurus/Valens Term Notes were deferred until April 1, 2012. The Laurus/Valens Term Notes are now secured by a lien on all of our assets junior only to certain permitted liens and a lien on 20,115,818 shares of Biovest common stock owned by us. The aggregate principal amount of the Laurus/Valens Term Notes, at March 31, 2012, was approximately $5.0 million.

•

Dennis Ryll: On November 17, 2010, we issued a promissory note in the approximate amount of $4.5 million to Dennis Ryll (the “Ryll Note”). The Ryll Note matures on August 17, 2012 and interest accrues and is payable on the outstanding principal balance of the Ryll Note at a fixed rate of 6% per annum. We have no obligation to pay the Ryll Note in cash at maturity, and instead have elected to pay the required quarterly payments of principal and accrued interest to date (during this period on 11/17/11 and 02/17/12) by issuing shares of our common stock. Subject to certain conditions, we are also permitted to pay the quarterly payments through the issuance of into shares of Biovest common stock owned by us. The Ryll Note is secured by a lien on 15.0 million shares of Biovest common stock owned by us, subject to the incremental release of a designated portion of such security upon each quarterly payment (the “Ryll Pledged Shares”). To date, approximately $3.4 million of the Ryll Note’s principal and approximately $0.2 million in accrued interest have been converted into a combination of our common stock and Biovest common stock owned by us, resulting in the issuance of 5,928,742 shares of our common stock and the transfer of 869,686 shares of Biovest common stock owned by us. The Ryll Note was secured by approximately 3.5 million Ryll Pledged Shares and the principal amount of the Ryll Note, at March 31, 2012, was approximately $1.1 million.

•

McKesson Corporation: On November 17, 2010, we issued a promissory note in the approximate amount of $4.3 million (the “McKesson Note”) to McKesson Corporation (the “McKesson Note”). The McKesson Note matures on March 14, 2014 and is payable in cash, in one installment on such date (unless earlier accelerated). The outstanding principal together with all accrued but unpaid interest, which accrues at a fixed rate of 5% per annum (with a 10% per annum default rate) is due on such date. The McKesson Note is secured by a lien on 6,102,408 shares of Biovest common stock owned by us. As of March 31, 2012, the outstanding principal amount of the McKesson Note remained unchanged and we had made no accrued interest payments.

•

Debentures and Warrants (Class 5): On November 17, 2010, we issued debentures in the approximate amount of $3.1 million. The debentures mature on November 17, 2012 and we have no obligation to pay the notes in cash at maturity, and instead may pay the debentures with shares of the Company’s common stock. The debentures accrue interest on the outstanding principal at a fixed rate of 8.50% per annum. The holders have converted a portion of their principal and accrued interest into shares of our common stock. Subject to certain conditions, the holders may elect to exchange amounts due for shares of Biovest common stock owned by us. We have pledged 14.4 million shares of the Biovest common stock owned by us (the “Pledged Shares”) to secure the repayment of the debentures and the exercise of the warrants described below and have placed the Pledged Shares into an escrow account to be available for the transfer to the holders of the debentures and warrants (on a pro rata basis). As of March 31, 2012, approximately $2.0 million in principal and $0.1 million in accrued interest have been converted, resulting in the delivery of approximately 2.9 million of the Pledged Shares to certain holders. Also, on November 17, 2010, we issued warrants to purchase up to approximately, 2.5 million shares of our common stock. Subject to certain conditions, the holders of the warrants may exercise their warrants by exchanging them for the Pledged Shares. The warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the warrants and the Plan. The aggregate principal balance of the debentures, at March 31, 2012, was approximately $1.1 million.

•

Debentures and Warrants (Class 6): On November 17, 2010, we issued debentures in the approximate amount of $9.7 million. The debentures mature on November 17, 2013 and interest accrues on the outstanding principal at a fixed rate of 8.50% per annum. The debentures are secured by a lien on certain of our assets. The holders may elect to convert their debentures into shares of our common stock at a conversion rate of $1.10 per share. As of March 31, 2012, they had converted the aggregate principal amount of approximately $2.9 million into approximately 2.6 million shares of our common stock. Also on November 17, 2010, we issued warrants to purchase up to approximately 3.0 million of our common stock. The warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the warrants and the Plan. The aggregate principal balance of the debentures, at March 31, 2012, was approximately $6.9 million.

•

Debentures and Warrants (Class 9): On November 17, 2010, we issued non-interest bearing debentures in the approximate amount of $19.1 million. The debentures mature on November 17, 2012 and we have no obligation to pay the notes in cash at maturity, and instead may pay the debentures with shares of the Company’s common stock. The holders may elect quarterly (during this period on 11/17/11 and 02/17/12) to convert their principal and accrued interest into shares of our common stock. As of March 31, 2012, approximately $4.0 million in principal had been converted, resulting in the issuance of approximately 3.5 million shares of our common stock to the holders of the debentures. Also, on November 17, 2010, we issued warrants to purchase up to approximately 3.2 million shares of our common stock. The warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the warrants and the Plan. The aggregate principal balance of the debentures, at March 31, 2012, was approximately $15.1 million.

•

Notes and Warrants (Class 13): On November 17, 2010, we issued non-interest bearing debentures in the approximate amount of $4.9 million. The debentures mature on November 17, 2012 and we have no obligation to pay the notes in cash at maturity, and instead may pay the debentures with shares of the Company’s common stock. The holders may elect quarterly (during this period on 11/17/11 and 02/17/12) to convert their principal and accrued interest into shares of our common stock. As of March 31, 2012, approximately $5.6 million in principal had been converted, resulting in the issuance of approximately 3.8 million shares of our common stock to the holders of the debentures. Also, on November 17, 2010, we issued warrants to purchase up to approximately, 3.2 million shares of our common stock. The warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the warrants and the Plan. The aggregate principal balance of the debentures, at March 31, 2012, was approximately $1.9 million.

•

March 2014 Distributions: On November 17, 2010, we became obligated to pay our unsecured creditors in cash in one installment at maturity. The distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount at a fixed rate of 5% per annum. We have come to compromises with certain unsecured creditors regarding their unsecured claims and paid their unsecured claims by converting their compromised unsecured claim into shares of our common stock, at the Effective Date conversion rate of $1.36 per share. The aggregate principal balance of these obligations, at March 31, 2012, was approximately $1.7 million.

•

Biovest Exit Financing: On November 17, 2010, Biovest issued convertible notes in the aggregate principal amount of approximately $7.0 million (“Exit Financing”). The notes mature on November 17, 2012, and the outstanding principal together with all accrued but unpaid interest, which accrues at a fixed rate of 7% per annum (with a 15% per annum default rate) is due on such date. Interest is payable monthly and Biovest has elected to pay the accrued monthly interest in shares of Biovest common stock. As of March 31, 2012, certain holders of the Exit Financing have converted an aggregate principal amount of $5.8 million into shares of Biovest common stock, resulting in the issuance of 6.9 million shares of Biovest common stock. Also on November 17, 2010, Biovest issued warrants to purchase up to an aggregate of approximately, 8.7 million shares of Biovest common stock, at an exercise price of $1.20 per share. These warrants expire on November 17, 2017. The aggregate principal balance of the notes, at March 31, 2012, was approximately $1.3 million.

•

Corps Real-Biovest: On November 17, 2010, Biovest issued a secured convertible promissory note in the amount of approximately $2.3 million to Corps Real (the “Biovest Corps Real Note”). Under the terms of the Biovest Corp Real Note, Corps Real may elect to invest an additional $0.9 million. The Biovest Corps Real Note matures on November 17, 2012 and accrues interest at a fixed rate of 16% per annum, with interest in the amount of 10% paid monthly and interest in the amount of 6% to accrue and be paid at maturity. Biovest has paid the accrued monthly interest amount in cash. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets. The aggregate principal balance of the Biovest Corps Real Note, at March 31, 2012, was approximately $2.3 million.

•

Laurus/Valens -Biovest: On November 17, 2010, Biovest issued two types of term notes – one type in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one type in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus/Valens. The maturity date for the Term A Notes is November 17, 2012 and the maturity date for the Term B Notes is November 17, 2013. The Term A Notes and Term B Notes accrue interest at the rate of 8% per annum (with a 12% per annum default rate). The Term A Notes and Term B Notes are secured by a lien on all of Biovest’s assets, junior only to the priority lien to Corps Real and to certain permitted liens. Biovest is obligated to pay 30% of any capital raise by Biovest to Laurus/Valens as a prepayment on the Term A Notes and Term B Notes. The Term A Notes were prepaid in an amount equal to $1.4 million from the proceeds received from the Exit Financing. The aggregate principal balance of the Term A Notes and Term B Notes, at March 31, 2012, was approximately $27.6 million.

On May 10, 2012, Biovest entered into an agreement with Laurus/Valens relating to the indebtedness and common stock held by Laurus/Valens (the “Paydown Agreement”). The Paydown Agreement provides that, if Biovest or a designee pay $30.9 million (the “Buy Out Amount”) to Laurus/Valens on or before August 15, 2012, Laurus/Valens will (i) assign the Term A Notes and Term B Notes to Biovest or Biovest’s designee, (ii) assign back to Biovest an aggregate of 10,232,132 shares of the Biovest common stock held by Laurus/Valens (out of a total of 14,834,782 shares held as May 10, 2012), and (iii) assign back to Biovest one-half of Laurus/Valens’ royalty interest in BiovaxID® and Biovest’s other biologic products (such assignment to consist of a 3.125% royalty interest).

If on or before August 15, 2012, Laurus/Valens is paid less than $30.9 million but at least $20.0 million (the Minimum Paydown Amount”), then (i) Laurus/Valens agrees to amend the Term A Notes and Term B Notes to extend the maturity date to December 31, 2014, (ii) Biovest will be permitted to eliminate or amend the mandatory prepayment and board-representation provisions of Laurus/Valens indebtedness, (iii) Biovest will be permitted to issue new indebtedness that is pari passu with Laurus/Valens indebtedness in an amount of up to $12.0 million above the amount actually paid down by Biovest (the “Actual Paydown Amount”), and (iv) Laurus/Valens will assign back to Biovest a pro rata portion of the above-described shares and royalty interests based on the amount by which the Actual Paydown Amount bears to the Buy Out Amount. If within 90 days following the payment of the Actual Paydown Amount Biovest is able to pay the remaining balance under the Term A Notes and Term B Notes, then the remaining number of shares and royalty interests otherwise subject to assignment under the Paydown Agreement will be assigned to Biovest as though Biovest originally paid the full Buyout Amount on or before August 15, 2012.

In addition to the foregoing, under the Paydown Agreement, Laurus/Valens has agreed to limit any sales of its Biovest common stock between May 10, 2012 and August 15, 2012 to 1% of Biovest’s outstanding common stock. Also, in the event that the Buy Out Amount or Minimum Paydown Amount is received on or before May 15, 2012, Laurus/Valens will agree to a lock-up of up to two years on 3.0 million of Biovest common shares (or in the case of a Minimum Paydown Amount, a pro rata portion thereof based on the Actual Paydown Amount) and grant Biovest the right to purchase such shares during such lock-up period for a purchase price of $0.50 per share. The effectiveness of the Paydown Agreement is subject to the written consent of Corps Real.

•

Biovest March 2014 Obligations: On November 17, 2010, Biovest became obligated to pay certain of its unsecured creditors approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014. The aggregate principal balance of the obligations increased by approximately $0.12 million due to allowing a previously unfiled unsecured claim and the amendment of the amount owed on an unsecured claim. The aggregate principal balance of the obligations, at March 31, 2012, was approximately $2.8 million.

•

Biovest August 2012 Notes: On November 17, 2010, Biovest issued notes to certain of its unsecured creditors, in the aggregate principal amount of approximately $1.8 million. The notes (a) accrue interest at 7%, (b) have a maturity date of August 17, 2012, and (c) are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011. Biovest has no obligation to pay the notes in cash at maturity, and instead may pay the notes with shares of Biovest common stock The holders of the notes may elect quarterly (during this period on 11/17/11 and 02/17/12) to convert their principal and accrued interest into shares of Biovest common stock. As of March 31, 2012, approximately $1.3 million in principal had been converted, resulting in the issuance of approximately 1.5 million shares of Biovest common stock to the holders of the notes. The aggregate principal balance of the notes, at March 31, 2012 was approximately $0.5 million.

•

Biovest Coon Rapids Economic Development Authority Loans: On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund (State of Minnesota), which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. Biovest issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. Proceeds from the transaction in the amount of $0.350 million were used to fund the capital improvements made to Biovest’s existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Cash Flows for the Six Months Ended March 31, 2012

For the six months ended March 31, 2012, our cash increased by approximately $1.5 million. Net cash outflow from operating activities before reorganization items was approximately $2.6 million. The use for operating activities included a net loss of $8.0 million, additions of $3.6 million for share-based compensation and $1.1 million for derivative loss. Additional adjustments included reductions to net income of $4.0 million for the gain on sale of assets and $0.4 million for the gain on conversion of debt to stock.

Net cash flow from investing activities for the six months ended March 31, 2012 was approximately $5.4 million and included $5.5 million of proceeds from the sale of Analytica’s assets and $0.1 million used for the acquisition of property, plant and equipment.

We had net cash outflows from financing activities of $1.1 million for the six months ended March 31, 2012. Proceeds from notes payable, related party were approximately $2.0 million, and proceeds from a private placement of stock were $0.4 million. Payments on notes payable were approximately $3.7 million including the payment to Laurus/Valens from the proceeds of the sale of Analytica’s assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer (principal executive officer) and our acting chief financial officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. Notwithstanding the effectiveness of our Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Biovest litigation:

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC (“Clinstar”) for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against us, in our bankruptcy proceeding and another against Biovest, in its bankruptcy proceeding. We, along with Biovest objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against Biovest was denied and Clinstar’s proof of claim against us was allowed. Upon the full satisfaction of Clinstar’s proof of claim against us through the issuance of 283,186 shares of our common stock at a conversion price of $1.36 per share as required by our Plan, Clinstar shall have no further claims against us or Biovest for breach of contract for non-payment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	Pursuant to our Plan and Section 1145 of the United States Bankruptcy Code, from January 24, 2012 to February 17, 2012, we issued 2,810,789 shares of our common stock in satisfaction of allowed claims under our Plan to members of Classes 9, 10 and 13 of our Chapter 11 proceedings, with conversion prices ranging from $1.00 to $1.36 per share.

2.	On February 29, 2012, we issued incentive stock option awards (“Option Awards”) to certain of our employees under our 2010 Equity Incentive Plan. The Option Awards granted options to purchase an aggregate of 2,150,000 shares of our common stock at an exercise price of $0.44 per share with immediate vesting.

3.	On February 29, 2012, we issued incentive stock option awards (“Director Option Awards”) to our Board of Directors under our 2010 Equity Incentive Plan. The Director Option Awards granted options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.44 per share with immediate vesting.

4.	On February 17, 2012, pursuant to our Plan, we converted the principal and interest due on the Ryll Note into, and accordingly issued to Dennis Ryll, 1,161,914 shares of our common stock. Of these shares, 585,837 were issued pursuant to Section 1145 of the United States Bankruptcy Code. These common stock shares were issued in lieu of cash for the payment of principal and interest totaling $585,537 (or $0.50 per share).

5.	On March 13, 2012, pursuant to the Accentia Corps Real Note, we converted the interest due on the Accentia Corps Real Note into, and accordingly issued to Corps Real, 110,321 shares of our common stock. These common stock shares were issued in lieu of cash for the payment of interest totaling $45,695 (or $0.41 per share).

6.	On February 1, 2012, we settled a pre-petition claim. The claimant, Clinstar filed two identical proofs of claim in the amount of $0.385 million; one against us, in our Chapter 11 proceeding, and another against our majority owned subsidiary, Biovest, in Biovest’s Chapter 11 proceeding. Through an order by the Bankruptcy Court, Clinstar’s claim against Biovest was denied, and Clinstar’s claim against us was allowed, resulting in the issuance of 283,186 shares of our common stock in full satisfaction of the claim (or $1.36 per share).

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraphs 1 and 6 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our Company.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 2 and 3 above by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising, and each purchaser represented his or her intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were (or will be) affixed to the share certificates and instruments issued (or to be issued) in such transactions. All recipients have adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 4 and 5 above by virtue of Section 4(2) of the Securities Act in that such, sales and issuances did not involve a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued in such transactions. The recipients have adequate access, through their relationships with us, to information about us.

No underwriters were employed in any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

10.1	Letter Agreement, dated May 10, 2012, between Biovest and LV Administrative Services, Inc., as Agent for and on behalf of each of Laurus Master Fund, Ltd. (in liquidation), Erato Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC., and PSource Structured Debt Limited.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

101**+	The following financial information from Accentia Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (unaudited), formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the six months ended March 31, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
+	Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCENTIA BIOPHARMACEUTICALS, INC. (Registrant)

Date: May 15, 2012	/s/ Samuel S. Duffey
Samuel S. Duffey, Esq.
President; Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)