Form 10-Q
period 2012-06-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2012-08-14
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of July 31, 2012, there were 87,694,527 shares of the registrant’s common stock outstanding.

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

INDEX

ACCENTIA BIOPHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$477,357	$420,540
Accounts receivable, trade, net of allowance for doubtful accounts of $7,587 at June 30, 2012 and September 30, 2011	359,188	1,322,507
Inventories	454,449	531,999
Unbilled receivables	73,607	—
Due from related parties	30,861	22,750
Deferred finance costs	19,696	108,326
Prepaid expenses and other current assets	252,560	171,230
Current assets of discontinued operations	—	289,945

Total current assets	1,667,718	2,867,297

Intangible assets	6,608	13,214
Furniture, equipment and leasehold improvements, net	1,007,473	796,238
Other assets	630,758	692,663
Non-current assets of discontinued operations	—	1,544,602

Total assets	$3,312,557	$5,914,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of convertible long-term debt	$17,841,912	$16,552,623
Current maturities of convertible promissory notes, related party	1,353,219	—
Current maturities of other long-term debt	23,480,870	3,679,852
Accounts payable	1,514,367	863,294
Accrued expenses	598,969	499,463
Accrued interest	3,491,074	478,856
Accrued income taxes	609,937	—
Reserve for unresolved claims	—	6,155,506
Customer deposits	1,830	115,554
Derivative liabilities	2,221,679	2,583,478
Current liabilities of discontinued operations	—	340,000

Total current liabilities	51,113,857	31,268,626

Long-term debt, net of current maturities
Convertible notes, net of current maturities	6,859,588	14,713,745
Convertible promissory notes, related party	2,433,403	1,223,154
Other long-term debt, net of current maturities	18,357,043	42,264,453
Long-term accrued interest	2,987,237	3,503,149
Other liabilities	123,166	—

Total liabilities	81,874,294	92,973,127

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

	June 30, 2012 (Unaudited)	September 30, 2011
Commitments and contingencies (Note 13)	—	—
Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 86,686,661 shares issued and 85,138,525 outstanding at June 30, 2012; and 74,732,534 shares issued and 73,184,398 shares outstanding at September 30, 2011	86,687	74,733
Treasury stock, 1,548,136 shares, June 30, 2012 and September 30, 2011	(1,496,417)	(1,496,417)
Additional paid-in capital	274,121,131	260,730,525
Accumulated deficit	(335,744,152)	(333,870,254)

Total stockholders’ deficit attributable to Accentia	(63,032,751)	(74,561,413)
Non-controlling interests	(15,528,986)	(12,497,700)

Total stockholders’ deficit	(78,561,737)	(87,059,113)

Total liabilities and stockholders’ deficit	$3,312,557	$5,914,014

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net Sales:
Products	$711,242	$659,210	$2,549,737	$1,810,560
Services	191,913	407,402	635,239	1,068,732
Grant revenue	—	—	169,292	319,667

Total net sales	903,155	1,066,612	3,354,268	3,198,959

Cost of sales:
Products	475,974	385,922	1,464,147	1,037,689
Services	252,412	242,094	697,779	728,837
Grants	—	—	—	72,011

Total cost of sales (exclusive of amortization of acquired product rights)	728,386	628,016	2,161,926	1,838,537

Gross margin	174,769	438,596	1,192,342	1,360,422

Operating expenses:
Research and development	1,131,686	657,230	3,900,423	1,368,877
Sales and marketing	36,523	37,526	107,001	92,229
Royalty	—	—	40,000	30,000
General and administrative	1,178,965	3,017,080	6,128,602	18,918,859

Total operating expenses	2,347,174	3,711,836	10,176,026	20,409,965

Operating loss	(2,172,405)	(3,273,240)	(8,983,684)	(19,049,543)
Other (expense) income:
Interest expense	(1,897,099)	(1,868,603)	(5,746,656)	(6,315,535)
Derivative gain	1,342,815	816,212	255,924	581,804
Other (loss) income	(4,149)	(2,684)	(11,657)	18,215

Loss before reorganization items, non-controlling interest from variable interest entities, discontinued operations and income taxes	(2,730,838)	(4,328,315)	(14,486,073)	(24,765,059)

Reorganization items:
Gain on reorganization	5,079,715	650,052	5,687,881	12,796,494
Professional fees	(8,926)	—	(63,701)	(357,059)

	5,070,789	650,052	5,624,180	12,439,435
Income (loss) before income taxes and non-controlling interest	2,339,951	(3,678,263)	(8,861,893)	(12,325,624)

Discontinued operations:
(Loss) income from discontinued operations, including gain from sale of assets	—	(56,744)	3,849,780	102,424
Income taxes expense	—	—	(609,937)	—

	—	(56,744)	3,239,843	102,424

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Income (loss) before income taxes and non-controlling interest	2,339,951	(3,735,007)	(5,622,050)	(12,223,200)
Income taxes	—	—	—	—

Net income (loss)	2,339,951	(3,735,007)	(5,622,050)	(12,223,200)
Loss from non-controlling interest from variable interest entities and subsidiary	791,978	917,354	3,748,152	3,367,138

Net income (loss) attributable to common shareholders	$3,131,929	$(2,817,653)	$(1,873,898)	$(8,856,062)

Weighted average shares outstanding, basic	82,700,524	70,172,994	78,384,258	67,287,208

Per share amounts, basic:
Income (loss) from continuing operations	$0.03	$(0.05)	$(0.11)	$(0.18)
Income from discontinued operations	—	0.00	0.04	0.00
Income (loss) attributable to common stockholders per common share	$0.04	$(0.03)	$(0.02)	$(0.13)

Weighted average shares outstanding, diluted	120,880,429	70,172,994	78,384,258	67,287,208
Per share amounts, diluted:
Income (loss) from continuing operations	$0.02	$(0.05)	$(0.11)	$(0.18)
Income from discontinued operations	—	—	0.04	—
Income (loss) attributable to common stockholders per common share	$0.03	$(0.03)	$(0.02)	$(0.13)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JUNE 30, 2012

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Balances, October 1, 2011	74,732,534	$74,733	$260,730,525	$(1,496,417)	$(333,870,254)	$(12,497,700)	$(87,059,113)
Share-based compensation	—	—	3,712,874	—	—	—	3,712,874
Reclassification of beneficial conversion feature to equity, Accentia	—	—	695,200	—	—	—	695,200
Accentia warrants issued with financing transaction	—	—	217,035	—	—	—	217,035
Biovest shares issued pursuant to reorganization plan	—	—	105,876	—	—	—	105,876
Accentia shares issued upon the conversion of promissory notes	8,808,516	8,808	5,628,553	—	—	—	5,637,361
Accentia shares issued upon the settlement of Biovest reorganization claims	283,186	283	152,637	—	—	—	152,920
Accentia shares issued for interest	617,972	619	203,402	—	—	—	204,021
Accentia shares issued in private placement	2,244,453	2,244	622,756	—	—	—	625,000
Biovest shares issued upon the conversion of debt	—	—	846,825	—	—	—	846,825
Biovest shares issued for interest	—	—	78,052	—	—	—	78,052
Accentia owned Biovest shares tendered in payment of Accentia debt	—	—	1,664,170	—	—	—	1,664,170
Biovest shares issued upon the exercise of stock options for cash	—	—	35,509	—	—	—	35,509
Biovest shares issued upon the exercise of stock warrants	—	—	144,583	—	—	—	144,583
Adjustment to non-controlling interest for change in ownership of majority-owned subsidiary	—	—	(716,866)	—	—	716,866	—
Net loss for the period	—	—	—	—	(1,873,898)	(3,748,152)	(5,622,050)

Balances, June 30, 2012	86,686,661	$86,687	$274,121,131	$(1,496,417)	$(335,744,152)	$(15,528,986)	$(78,561,737)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,622,050)	$(12,223,200)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	104,975	65,740
Amortization	100,353	344,092
Share-based compensation	3,712,874	16,026,174
Accretion of capitalized finance costs	88,630	937,795
Accretion of debt discounts	2,183,179	1,416,492
Derivative gain	(255,924)	(581,804)
Gain on conversion of debt	(386,582)	—
Gain on the sale of assets, discontinued operations	(3,998,105)	—
Gain on settlement	—	(827,196)
Issuance of common stock shares for interest expense	282,073	434,415
Issuance of common stock warrants for finance costs	—	1,247,582
Issuance of common stock shares for services	—	40,500
Increase (decrease) in cash resulting from changes in:
Accounts receivable	963,319	71,871
Inventories	77,550	(42,642)
Unbilled receivables	(283,818)	22,002
Prepaid expenses and other current assets	(118,705)	(45,987)
Other assets	54,442	(504,175)
Assets from discontinued operations	436,956	(90,903)
Accounts payable	216,113	502,866
Accrued expenses	2,732,048	2,145,928
Unearned revenues	394,173	—
Customer deposits	(113,724)	(124,173)
Accrued income taxes	609,937	—
Other liabilities	123,166	—
Liabilities from discontinued operations	(361,319)	(150,759)

Net cash flows from operating activities before reorganization items	939,561	8,644,618

Reorganization items:
Gain on reorganization plan	(5,687,881)	(12,795,522)
Decrease in accrued professional fees	—	(325,333)

	(5,687,881)	(13,120,855)

Net cash flows from operating activities	(4,748,320)	(4,456,237)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(318,406)	(683,729)
Proceeds from the sale of assets	5,500,000	—

Net cash flows from investing activities	$5,181,594	$(683,729)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Proceeds from notes payable, related party	$2,500,000	$250,000
Proceeds from long-term convertible notes	—	7,353,000
Proceeds from private placement of common stock	625,000	—
Proceeds from the exercise of stock options	35,509	6,000
Proceeds from the exercise of stock warrants	144,583	—
Payments on notes payable and long-term debt	(3,673,438)	(1,460,675)
Payment of deferred financing costs	—	(1,059,587)
Payments made to related party, net	(8,111)	(30,459)

Net cash flows from financing activities	(376,457)	5,949,919

Net change in cash and cash equivalents	56,817	809,953

Cash and cash equivalents at beginning of period	420,540	558,452

Cash and cash equivalents at end of period	$477,357	$1,368,405

Supplemental cash flow information:
Cash paid for interest	$161,000	$134,000

Supplemental disclosure of non-cash financing activity:
Reclassification of derivative to equity	$695,200	$35,259,336
Accentia shares issued on the Effective Date upon the conversion of debt	—	13,709,018
Accentia shares issued for services	—	40,500
Accentia shares issued upon the conversion of promissory notes	5,637,361	464,201
Accentia warrants issued with financing transactions	217,035	—
Accentia shares issued in resolution of disputed claims	—	420,641
Accentia owned Biovest shares tendered in payment of Accentia debt	1,664,170	932,941
Biovest shares issued on Effective Date upon the conversion of debt	—	6,631,156
Reclassification of Biovest beneficial conversion feature to equity	—	2,138,789
Accentia shares issued upon the settlement of Biovest reorganization claims	152,920	—
Biovest shares issued pursuant to reorganization plan	105,876	—
Biovest shares issued upon the conversion of Biovest debt	$846,825	$1,117,108

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

1. Description of the Company:

Headquartered in Tampa, Florida, Accentia Biopharmaceuticals, Inc. (the “Company” or “Accentia”) is a biotechnology company that is developing Cyrevia™ (formerly named Revimmune™) as a comprehensive system of care for the treatment of autoimmune diseases. The Company is also developing the SinuNasal™ Lavage System (“SinuNasal”) as a medical device for the treatment of chronic sinusitis (“CS”). Additionally, through the Company’s majority-owned subsidiary, Biovest International, Inc. (“Biovest”), the Company is developing and commercializing BiovaxID™, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer, specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”) and potentially other B-cell cancers. Through Biovest, the Company is also developing and commercializing AutovaxID®, an instrument for the production of a broad range of patient-specific medicines, such as BiovaxID and potentially for various vaccines, including vaccines for influenza and other contagious diseases.

Cyrevia is being developed to treat various autoimmune diseases. Cyrevia’s active ingredient is cyclophosphamide, which is already approved by the U.S. Food and Drug Administration (“FDA”) to treat disorders other than autoimmunity. In Cyrevia, the Company is seeking to repurpose cyclophosphamide to treat various autoimmune diseases as part of a comprehensive system of care.

BiovaxID is being developed and commercialized by Biovest, as an active immunotherapy to treat certain forms of B-cell cancers. BiovaxID has completed two Phase 2 clinical trials and one Phase 3 clinical trial.

AutovaxID is being developed and commercialized by Biovest, as an automated cell culture production instrument for the production of cancer vaccines and other personalized medicines and potentially for a wide range of other vaccines.

SinuNasal is being developed as a medical device for the treatment of patients with refractory, post-surgical CS. SinuNasal is believed to provide benefit by delivering a proprietary patented buffered irrigation solution to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

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

The Company and Biovest successfully completed reorganizations and formally exited Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) as fully restructured organizations in 2010. Through the provisions of our respective bankruptcy plans (as amended) (the “Plan” and the “Biovest Plan”, respectively), effective on November 17, 2010 (the “Effective Date”), the Company and Biovest were able to restructure the majority of their debt into a combination of long-term notes and equity. The Biovest Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code, and the administration of the Biovest’s Chapter 11 estate has been completed. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing Biovest’s Chapter 11 proceedings.

2. Significant accounting policies and consolidation policy:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The condensed consolidated financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the condensed consolidated financial statements.

Operating results for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. For further information, refer to the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

Accounting for reorganization proceedings:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852-Reorganizations is applicable to companies in Chapter 11, does not change the manner in which consolidated financial statements are prepared. However, it does require that the consolidated financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 on November 10, 2008, through its emergence from Chapter 11 protection on November 17, 2010. The Company has segregated those items as outlined above for all reporting periods between such dates.

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

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

2. Significant accounting policies and consolidation policy (continued):

Derivative instruments – Fair value of financial assets and liabilities:

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

The Company reports its derivative liabilities at fair value on the accompanying condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011.

Grant revenue:

Grant revenue is the result of the Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government during 2011 and 2010. Grant revenue is recognized up to 50% of the reimbursable expenses incurred during 2011 and 2010 for Biovest and 2012 and 2011 for the Company.

Recent accounting pronouncements:

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company is does not expect the adoption to have a material impact on its condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 becomes effective for the Company on October 1, 2012, and earlier adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on its condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

3. Liquidity:

Cash and cash equivalents at June 30, 2012 were approximately $1.5 million. The Company’s independent registered public accounting firm’s report included a “going concern” qualification on the financial statements for the year ended September 30, 2011, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Private Placement – June 2012

On June 15, 2012, the Company sold 1,071,432 units, with each unit consisting of one share of the Company’s common stock and warrants to purchase one-half of one share of the Company’s common stock, to certain accredited investors for an aggregate purchase price of $0.225 million (or $0.21 per unit). The exercise of the common stock purchase warrants underlying the units is governed by the terms and conditions set forth in the common stock purchase warrants issued to the investors. The warrants give the investors the right to purchase an aggregate of up to 535,716 shares of the Company’s common stock at an exercise price of $0.28 per share (subject to adjustment for stock splits, stock dividends, certain other distributions, and the like). The common stock purchase warrants are immediately exercisable and will expire on June 15, 2017. This sale was made pursuant to subscription agreements, between the Company and the investors. Pursuant to the terms of the subscription agreements, on June 27, 2012, the Company filed a resale registration statement covering the shares of common stock underlying the units and the shares of common stock issuable upon exercise of the common stock purchase warrants. The registration statement was declared effective by the SEC on July 10, 2012.

Private Placement – REF Holdings

On January 27, 2012, the Company sold 1,173,021 units, with each unit consisting of one share of the Company’s common stock and a common stock purchase warrant to purchase one-half of one share of the Company’s common stock, to REF Holdings, LLC (“REF Holdings”) for an aggregate purchase price of $0.4 million (or $0.341 per unit). The exercise of the warrants underlying the units is governed by the terms and conditions set forth in the common stock purchase warrant issued to REF Holdings. The common stock purchase warrant gives REF Holdings the right to purchase up to 586,511 shares of the Company’s common stock at an exercise price of $0.40 per share (subject to adjustment for stock splits, stock dividends, certain other distributions, and the like). The common stock purchase warrant was immediately exercisable and will expire on January 27, 2017. This sale was made pursuant to a subscription agreement between the Company and REF Holdings. Pursuant to the terms of the subscription agreement (as amended), the Company filed a resale registration statement covering the shares of common stock underlying the units and the shares of common stock issuable upon exercise of the common stock purchase warrant. The registration statement was declared effective by the SEC on April 2, 2012.

Sale of Assets – Analytica Asset Purchase Agreement

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

The Qualifying Therapeutic Discovery Project

In November 2010 and October 2011, the Company received from the U.S. Internal Revenue Service, a federal grant award in the aggregate amount of approximately $0.24 million. In November 2010, Biovest received the same federal grant award in the amount of approximately $0.24 million. The federal grants were granted under the Qualifying Therapeutic Discovery Project, as grants under new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. Under the Qualifying Therapeutic Discovery Project, the grants are awarded to therapeutic discovery projects that show a reasonable potential to: (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions; (b) reduce the long-term growth of health care costs in the U.S.; or (c) significantly advance the goal of curing cancer within 30 years. Allocation of the grants takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. The Company and Biovest were awarded the federal grants to support the advancement of Cyrevia™ and BiovaxID™, respectively.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

3. Liquidity (continued):

Outstanding Accentia Indebtedness:

	Outstanding Balance as of June 30, 2012 (in 000’s)	Interest Rate (per annum)	Maturity Date(s)	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Pabeti Note	$500	10.0%	06/01/2015	3,000,000	$0.28	06/01/2020
Accentia Corps Real Note	$4,000	5.0%	06/13/2016	5,882,353	$0.47	06/13/2016
Laurus/Valens Term Notes	$5,006	8.5%	05/17/2013 and 11/17/2013	—	—	—
Ryll Note	$561	6.0%	02/17/2013	—	—	—
McKesson Note	$4,343	5.0%	03/17/2014	—	—	—
Debentures (Class 5)	$525	8.5%	05/17/2013	2,508,960	$1.50	11/17/2013
Debentures (Class 6)	$6,860	8.5%	11/17/2013	2,979,496	$1.50	11/17/2013
Debentures (Class 9)	$14,501	0.0%	11/17/2012	3,154,612	$1.50	11/17/2013
Notes (Class 13)	$1,447	0.0%	11/17/2012	1,072,840	$1.50	11/17/2013
March 2014 Distributions	$1,692	5.0%	03/17/2014	—	—	—

Outstanding Biovest Indebtedness:

	Outstanding Balance as of June 30, 2012 (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Exit Financing	$1,266	7.0%	11/17/2012	8,733,096	$1.20	11/17/2017
Biovest Corps Real Note	$2,292	16.0%	11/17/2012	—	—	—
Laurus/Valens Term A Notes	$23,467	8.0%	11/17/2012	—	—	—
Laurus/Valens Term B Notes	$4,160	8.0%	11/17/2013	—	—	—
March 2014 Obligations	$2,833	5.0%	03/17/2014	—	—	—
August 2012 Notes	$253	7.0%	08/17/2012	—	—	—
Coons Rapids Economic Development Authority Loans	$338	4.1%	05/01/2021	—	—	—

See Notes 8, 9, and 11 below for more information on the outstanding debt listed in the tables above.

Additional expected financing activity:

It is the Company’s intention to meet its cash requirements through proceeds from Biovest’s cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, to continue Biovest’s detailed analyses of BiovaxID’s clinical trial results, to meet the Company’s debt obligations as they mature (discussed below), and to pursue ongoing development and commercialization of Cyrevia™, BiovaxID™, AutovaxID® and SinuNasal™ including potentially seeking marketing approval, is dependent upon the Company’s ability to obtain significant external funding in the immediate term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s products. The Company is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

4. Discontinued operations:

Disposition – Analytica Asset Purchase Agreement:

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

The sale of the assets and business of Analytica resulted in a gain of approximately $4.0 million during the nine months ended June 30, 2012. The Upfront Purchase Price along with the 1st Earnout Payment, were used to calculate the gain, as the 1st Earnout Payment was assured at the time of the determination of the gain. Accrued taxes of $0.4 million were recorded for estimated state and local taxes associated with the gain.

The operating results for the three and nine months ended June 30, 2012 and June 30, 2011 are reported as discontinued operations in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	$—	$1,002,109	$1,091,902	$3,247,221
Cost of sales	—	832,637	959,978	2,534,425

Gross margin	—	169,472	131,924	712,796
Operating expenses	—	211,863	280,534	602,281

Operating (loss) income	—	(42,391)	(148,610)	110,515
Gain on sale of assets	—	—	3,998,105	—
Other (expense) income	—	(14,353)	285	(8,091)

Income from discontinued operations	—	(56,744)	3,849,780	102,424
Income tax expense	—	—	(609,937)	—

Net income from discontinued operations	—	$(56,744)	$3,239,843	$102,424

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

4. Discontinued operations (continued):

Account balances for September 30, 2011 are reported as discontinued operations in the accompanying condensed consolidated balance sheets:

September 30, 2011
Current assets:
Prepaid expenses	$64,365
Unbilled receivables	225,580

Total current assets	$289,945

Non-current assets:
Furniture, equipment and leasehold improvements, net	$32,126
Goodwill	893,000
Intangibles, net	611,958
Deposits	7,518

Total assets	$1,834,547

Current liabilities:
Customer deposits	$10,440
Deferred income	329,560

Total current liabilities	$340,000

5. Inventories:

Inventories consist of the following:

	June 30, 2012 (Unaudited)	September 30, 2011
Finished goods	$20,575	$70,096
Work-in-process	86,490	—
Raw materials	347,384	461,903

	$454,449	$531,999

6. Intangible assets:

Intangible assets consist of the following:

	June 30, 2012 (Unaudited)	September 30, 2011	Weighted Average Amortization Period

Amortizable intangible assets:
Noncompete agreements	$2,104,000	$2,104,000	3.5 years
Patents	103,244	103,244	3.0 years
Purchased customer relationships	—	666,463	10.0 years
Product rights	28,321	28,321	5.0 years
Software	258,242	438,329	3.5 years
Trademarks	135,960	1,285,960	3.0 years

	2,629,767	4,626,317
Less accumulated amortization	(2,623,159)	(4,001,145)

Net intangible assets before discontinued operations	6,608	625,172
Intangible assets included in discontinued operations	—	611,958

Intangible assets after discontinued operations	$6,608	$13,214

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

7. Reserve for unresolved claims:

Reserve for unresolved claims consisted of disputed amounts in the Company’s Plan. These claims remained outstanding before the Bankruptcy Court at September 30, 2011. The Company has resolved all of those claims during the current fiscal year.

On February 1, 2012, Biovest settled a pre-petition claim. The claimant, Clinstar, LLC (“Clinstar”) had filed two identical proofs of claim in the amount of $0.385 million; one against the Company, in its Chapter 11 proceeding, and another against the Company’s majority owned subsidiary, Biovest, in Biovest’s Chapter 11 proceeding. Through an order by the Bankruptcy Court, Clinstar’s claim against Biovest was denied, and Clinstar’s claim against the Company was allowed, resulting in the issuance of 283,186 shares of the Company’s common stock in full satisfaction of the claim.

On May 30, 2012, the Company’s wholly-owned subsidiary, Analytica resolved a pre-petition claim. The claimant, the City of New York Department of Finance (“NYC”) had filed a proof of claim in the amount of $0.218 million. Through an order by the Bankruptcy Court, NYC’s pre-petition claim amount against Analytica was modified to $39,620 and is payable over a period of 36 month.

On July 15, 2012, the Company settled a pre-petition claim. The claimant, the PPD Development, LP (“PPD”) had filed two proofs of claim in the aggregate amount of $3.896 million. Through an order by the Bankruptcy Court, PPD’s aggregate pre-petition claims amounts against the Company were modified and decreased to a total aggregate amount of $3.476 million resulting in the issuance of 2,556,002 shares of the Company’s common stock in full satisfaction of all claims.

The Company has recorded the settlement of these claims and others, and the elimination of other claims in the accompanying condensed consolidated financial statements, resulting in $5.7 million gain on reorganization for the nine months ending June 30, 2012.

8. Convertible long-term debt:

Convertible promissory notes consist of the following:

in thousands	June 30, 2012 (Unaudited)	September 30, 2011
Ryll Note	$561	$2,241
Debentures (Class 5)	525	1,255
Debentures (Class 6)	6,860	6,860
Debentures (Class 9)	14,501	15,889
Notes (Class 13)	1,447	3,855
Biovest August 2012 Notes	253	1,049
Biovest Exit Financing	555	118

	24,702	31,267
Less current maturities	(17,842)	(16,553)

	$6,860	$14,714

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Convertible long-term debt (continued):

Ryll Note:

On November 17, 2010, the Company issued a promissory note in the principal amount of $4,483,284 (the “Ryll Note”) to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank of St. Louis f/k/a Missouri State Bank (“Southwest Bank”), in satisfaction of Southwest Bank’s secured claims prior to November 17, 2010. The Company is not obligated to pay the Ryll Note at maturity in cash, and has elected to pay through quarterly payments into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. On June 6, 2012, the Ryll Note was amended to extend the maturity date through February 17, 2013, and the optional and automatic conversion provisions of the Ryll Note (discussed below) are being suspended until February 17, 2013.

The following are the material terms and conditions of the Ryll Note (as amended):

•	it matures on February 17, 2013 and interest accrues and is payable on the outstanding principal balance of the Ryll Note at a fixed rate of 6% per annum;

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

•

the Ryll Note is secured by a lien on 15.0 million shares of Biovest common stock owned by the Company (the “Ryll Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Ryll Note. As of June 30, 2012, approximately 1.8 million remains of the Ryll Pledged Shares;

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

As of June 30, 2012, approximately $3.9 million in Ryll Note principal and approximately $0.2 million in accrued interest have been converted into a combination of the Company’s common stock and Ryll Pledged Shares at conversion prices from $0.29 to $1.36 per share, resulting in the delivery 7,919,710 shares of the Company’s common stock and 869,686 shares of Biovest common stock owned by the Company. The principal balance of the Ryll Note, at June 30, 2012, was approximately $0.6 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Convertible long-term debt (continued):

Debenture and Warrants (Class 5):

On November 17, 2010, the Company issued secured debentures in the aggregate principal amount of $3,109,880. The Company is not obligated to pay the debentures in cash, and instead may pay through conversions by the holders into shares of the Company’s common stock or, subject to certain conditions, by exchanging the debentures for certain pledged shares of Biovest common stock owned by the Company. Also, on the November 17, 2010, the Company issued warrants to purchase up to 2,508,960 shares of the Company’s common stock or up to 14.4 million shares of Biovest common stock owned by the Company. The warrants: (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013; (b) can only be exercised for cash (no cashless exercise); and (c) are subject to certain call provisions. In connection with the debentures and the warrants, the Company has pledged 14.4 million shares of the Biovest common stock held by the Company (the “Class 5 Pledged Shares”) to secure the repayment of the debentures and the exercise of the warrants described herein and have placed the Class 5 Pledged Shares into an escrow account to be available for transfer to the holders of the debentures and the warrants. The following are the material terms and conditions of the debentures:

•

in accordance with the debentures and the Plan, the ten consecutive trading days immediately preceding such the debentures’ initial maturity date of May 17, 2012 was below $0.75; therefore, the maturity date was extended to May 17, 2013, and the outstanding principal together with all accrued but unpaid interest is now due on such maturity date;

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

As of June 30, 2012, approximately $2.6 million in principal had been converted at a conversion price of $0.75 per share and $0.2 million in accrued interest had been converted at conversion prices from $0.34 to $0.65, into the Class 5 Pledged Shares, resulting in the delivery of approximately 3.9 million shares of the Class 5 Pledged Shares to certain holders. The aggregate principal balance of the debentures, at June 30, 2012, was approximately $0.5 million.

Debentures and Warrants (Class 6):

On November 17, 2010, the Company issued debentures in the aggregate principal amount of $9,730,459. Also, on November 17, 2010, the Company issued warrants to purchase up to 2,979,496 shares of the Company’s common stock. The warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the warrants and the Plan. The following are the material terms and conditions of the debentures:

•	they mature on November 17, 2013, and the outstanding principal together with all accrued but unpaid interest is due in cash on such date;

•	interest accrues and is payable on the outstanding principal under the debentures at a fixed rate of (8.50% per annum and the debentures are secured by a lien on certain assets of the Company;

•	the holders may elect to convert their debentures into shares of the Company’s common stock at a conversion rate equal to $1.10 per share of the Company’s common stock; and

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

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Convertible long-term debt (continued):

Debentures and Warrants (Class 6) (continued):

As of June 30, 2012, approximately $2.9 million in principal had been converted into the Company’s common stock at a conversion price equal to $1.10 per share, resulting in the issuance of approximately 2.6 million shares of the Company’s common stock. The aggregate principal balance of the debentures, at June 30, 2012, was approximately $6.9 million.

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

As of June 30, 2012, approximately $4.6 million in principal had been converted into the Company’s common stock at an average conversion price of $1.12 per share, resulting in the issuance of approximately 4.1 million shares of the Company’s common stock. The aggregate principal balance of the debentures, at June 30, 2012, was approximately $14.5 million.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Convertible long-term debt (continued):

Note and Warrants (Class 13) (continued):

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

As of June 30, 2012, approximately $6.1 million in principal had been converted into the Company’s common stock at an average conversion price of $1.42 per share, resulting in the issuance of approximately 4.3 million shares of the Company’s common stock. The aggregate principal balance of the notes, at June 30, 2012, was approximately $1.4 million.

Biovest August 2012 Notes:

On November 17, 2010, Biovest became obligated to certain of its unsecured creditors in the aggregate principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed unsecured claim (including post-petition interest under the Plan at the rate of 3% per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “August 2012 Notes”), as well as 0.2 million shares of Biovest common stock, using an effective conversion rate equal to $1.66 per share. The August 2012 Notes mature on August 17, 2012 and accrue interest at 7% per annum. The August 2012 Notes are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011. The following are the material terms and conditions of the August 2012 Notes:

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

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.50 per share, an August 2012 Note holder, at its option, may convert any or all of its August 2012 Note plus any accrued and unpaid interest into shares of Biovest common stock at a conversion rate equal to $1.66 per share; and

•

if, at any time prior to August 17, 2012, the Ten Day VWAP is at least $1.88 per share for thirty consecutive trading days, Biovest, at its option, may require the conversion of the then aggregate outstanding balance of the August 2012 Note plus any accrued and unpaid interest at a conversion rate equal to $1.66 per share.

At each quarterly conversion date, from February 17, 2011 and through May17, 2012 with the Ten Day VWAP at less than $1.00 per share, the holders of the August 2012 Notes elected to convert one-eighth of their August 2012 Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 1,748,472 shares of Biovest common stock. The aggregate principal balance of the August 2012 Notes, at June 30, 2012, was approximately $0.25 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Convertible long-term debt (continued):

Biovest Exit Financing:

On October 19, 2010, Biovest completed a financing as part of the Biovest Plan (the “Exit Financing”). Biovest issued (a) secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and (b) two separate types of warrants to purchase shares of Biovest common stock to the holders of the Exchange Notes, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

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

The following are the material terms and conditions of the Exchange Notes:

•	they mature on November 17, 2012, and all principal and accrued but unpaid interest is due on such date;

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

As of June 30, 2012, a total of $5.8 million in principal on the Exchange Notes had been converted to Biovest common stock, resulting in the aggregate issuance of 6.9 million shares of Biovest common stock. The aggregate principal balance of the Exchange Notes, at June 30, 2012, was approximately $1.3 million.

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

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

8. Convertible long-term debt (continued):

Future maturities of convertible debt are as follows:

in thousands
12 Months ending June 30,
2013	$18,553
2014	6,860

Total maturities	25,413
Less unamortized discount:	(711)

$24,702

9. Other long-term debt:

Other long-term debt consists of the following:

in thousands	June 30, 2012 (Unaudited)	September 30, 2011
Laurus/Valens Term Notes	$5,006	$8,669
McKesson Note	4,343	4,343
March 2014 Distributions	1,692	2,188
Biovest Laurus/Valens Term A and Term B Notes	27,627	27,626
Biovest March 2014 Obligations	2,833	2,769
Biovest Minnesota MIF Loan	239	247
Biovest Coon Rapids EDA Loan	98	102

	41,838	45,944
Less current maturities	(23,481)	(3,680)

	$18,357	$42,264

Laurus/Valens Term Notes:

On November 17, 2010, the Company issued security agreements and term notes to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”), in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) in compromise and satisfaction of allowed secured claims prior to November 17, 2010. The following are the material terms and conditions of the Laurus/Valens Term Notes (as amended on December 15, 2011):

•	they mature on May 17, 2013 and November 17, 2013, respectively, and may be prepaid at any time without penalty;

•	interest accrues at the rate of 8.5% per annum (with a 12.5% per annum default rate), and is payable at the time of any principal payment or prepayment of principal; and

•	secured by liens on all of the assets of the Company, junior only to certain permitted liens and 20,115,818 shares of Biovest common stock owned by the Company.

The aggregate principal balance of the Laurus/Valens Term Notes, at June 30, 2012, was approximately $5.0 million.

McKesson Note:

On November 17 2010, the Company issued, a promissory note in the original principal amount of $4,342,771 (the “McKesson Note”) to McKesson Corporation (“McKesson”) in satisfaction of McKesson’s approved secured claims prior to November 17, 2010. The following are the material terms and conditions of the McKesson Note:

•	payable in cash in one installment, the outstanding principal together with all accrued but unpaid interest on March 17, 2014 (unless earlier accelerated, as described below);

•	interest accrues at a fixed rate of 5% per annum (with a 10% per annum default rate);

•	the Company may prepay all or any portion of the McKesson Note, without penalty, at any time; and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

9. Other long-term debt (continued):

McKesson Note (continued):

•	secured by a lien on 6,102,408 shares of Biovest common stock owned by the Company.

The principal balance of the McKesson Note, at June 30, 2012, was approximately $4.3 million.

March 2014 Distributions:

On November 17, 2010, the Company became obligated to pay distributions in cash, approximately $2.4 million to certain of the Company’s unsecured creditors under the Plan. The distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount at a fixed rate of 5% per annum. The aggregate principal balance of the distributions, at June 30, 2012, was approximately $1.7 million.

Biovest Laurus/Valens Term A and Term B Notes:

On November 17, 2010, Biovest issued two types of notes – one type in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one type in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus/Valens in compromise and satisfaction of secured claims prior to November 17, 2010. The following are the material terms and conditions of the Term A Notes:

•	due in one installment of principal and interest due at maturity on November 17, 2012;

•	interest accrues at the rate of 8% per annum (with a 12% per annum default rate), and is payable at the time of any principal payment or prepayment of principal; and

•	Biovest may prepay the Term A Notes, without penalty, at any time.

On November 18, 2010, Biovest prepaid the Term A Notes in an amount equal to $1.4 million from the proceeds received in the Exit Financing.

The following are the material terms and conditions of the Term B Notes:

•	due in one installment of principal and interest due at maturity on November 17, 2013;

•	interest accrues at the rate of 8% per annum (with a 12% per annum default rate), and is payable at the time of any principal payment or prepayment of principal; and

•	Biovest may prepay the Term B Notes, without penalty, at any time.

The Term A Notes and the Term B Notes are secured by a lien on all of the assets of Biovest, junior only to the lien granted to Corps Real and to certain permitted liens. The Term A Notes and the Term B Notes are guaranteed by the Company (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by the Company’s pledge of 20,115,818 shares of Biovest common stock owned by the Company. The aggregate principal plus accrued interest of the Term A Notes and Term B Notes, at June 30, 2012, was approximately $31.2 million.

On May 10, 2012, Biovest entered into an agreement with Laurus/Valens relating to the indebtedness and the Biovest common stock held by Laurus/Valens (the “Paydown Agreement”). The Paydown Agreement provides that, if Biovest or a designee pays $30.9 million (the “Buy Out Amount”) to Laurus/Valens on or before August 15, 2012, Laurus/Valens will (i) assign the Term A Notes and Term B Notes to Biovest or Biovest’s designee, (ii) assign back to Biovest an aggregate of 10,232,132 shares of the Biovest common stock held by Laurus/Valens (out of a total of 14,834,782 shares held as May 10, 2012), and (iii) assign back to Biovest one-half of Laurus/Valens’ royalty interest in BiovaxID™ and Biovest’s other biologic products (such assignment to consist of a 3.125% royalty interest).

If on or before August 15, 2012, Laurus/Valens is paid less than $30.9 million but at least $20.0 million (the “Minimum Paydown Amount”), then (i) Laurus/Valens agrees to amend the Term A Notes and Term B Notes to extend the maturity dates to December 31, 2014, (ii) Biovest will be permitted to eliminate or amend the mandatory prepayment and board-representation provisions of the Laurus/Valens indebtedness, (iii) Biovest will be permitted to issue new indebtedness that is pari passu with the Laurus/Valens indebtedness in an amount of up to $12.0 million above the amount actually paid down by Biovest (the “Actual Paydown Amount”), and (iv) Laurus/Valens will assign back to Biovest a pro rata portion of the above-described shares and royalty interests based on the percentage of the Buy Out Amount represented by the Actual Paydown Amount. If, within 90 days following the payment of the Actual Paydown Amount, Biovest is able to pay the remaining balance under the Term A Notes and Term B Notes, then the remaining number of shares and royalty interests otherwise subject to assignment under the Paydown Agreement will be assigned to Biovest, as though Biovest originally paid the full Buyout Amount on or before August 15, 2012.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

9. Other long-term debt (continued):

Biovest Laurus/ Valens Term A and Term B Notes (continued):

In addition to the foregoing, under the Paydown Agreement, Laurus/Valens has agreed to limit any sales of its Biovest common stock between May 10, 2012 and August 15, 2012 to 1% of Biovest’s outstanding common stock. Also, in the event that the Buy Out Amount or Minimum Paydown Amount is received on or before August 15, 2012, Laurus/Valens will agree to a lock-up of up to two years on 3.0 million shares of its Biovest common stock (or in the case of a Minimum Paydown Amount, a pro rata portion thereof based on the Actual Paydown Amount) and will grant Biovest the right to purchase such shares during such lock-up period for a purchase price of $0.50 per share.

Biovest March 2014 Obligations:

On November 17, 2010, Biovest became obligated to pay certain of its unsecured creditors, in the aggregate principal amount of approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014 (the “March 2014 Obligations”). The aggregate principal balance of the March 2014 Obligations, increased by approximately $0.12 million due to the allowance of a previously unfiled unsecured claim, as well as an amendment to the amount owed on a separate unsecured claim. As the allowed balance on March 2014 Obligations differed from the previously recorded estimate of amounts potentially due under the March 2014 Obligations, Biovest recorded a $0.07 million gain on reorganization for the nine months ended June 30, 2012.

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

Future maturities of other long-term debt are as follows:

in thousands
12 months ending June 30,
2013	$23,481
2014	15,215
2015	2,848
2016	15
Thereafter	279

$41,838

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

10. Derivative liabilities:

The following tabular presentation reflects the components of derivative financial instruments:

	June 30, 2012 (unaudited)	September 30, 2011
Embedded derivative instruments, bifurcated	$—	$697
Freestanding derivatives:
Warrants issued with settlement	401,460	466,400
Biovest investor share distribution	28,188	118,249
Biovest warrants issued with convertible debt	1,792,031	1,998,132

	$2,221,679	$2,583,478

Derivative gains in the accompanying condensed consolidated statements of operations relate to the individual derivatives as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
Embedded derivative instruments, bifurcated	$5,288	$26,819	$698	$(2,995,771)
Freestanding derivatives:
Biovest warrants issued with convertible debentures	1,057,578	650,615	206,101	3,475,104
Warrants issued with term note payable	—	—	—	(1,583,088)
Biovest default and investment put options	—	—	—	(3,030)
Biovest investor share distribution	19,249	25,438	(15,815)	435,189
Warrants issued for settlement	260,700	113,340	64,940	1,253,400

	$1,342,815	$816,212	$255,924	$581,804

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2012 (unaudited)				September 30, 2011
Fair Value Measurements Using	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$2,221,679	$—	$2,221,679	$—	$2,583,478	$—	$2,583,478

11. Related party transactions:

Pabeti, Inc.:

On June 1, 2012, the Company issued a secured convertible promissory note (the “Pabeti Note”) to Pabeti, Inc. (“Pabeti”) providing for aggregate loans to the Company in the maximum amount of $1.5 million, under which Pabeti advanced to the Company an aggregate of $0.5 million on June 4, 2012 and June 18, 2012. Presently, Pabeti has advanced to us, an aggregate of $1.1 million, with promises to advance an additional $0.2 million to us on each of August 13, and August 27, 2012. Pabeti is an affiliate of Ronald E. Osman and Corps Real, LLC (“Corps Real”). Mr. Osman is the President and an owner of Pabeti. Corps Real is a shareholder and secured lender of the Company (discussed below) and a shareholder and the senior secured lender to Biovest. Corps Real and the majority owner of Corps Real are both managed by Mr. Osman. Mr. Osman is a shareholder of the Company and a shareholder and director of Biovest. The other material terms and conditions of the Pabeti Note are as follows:

•	it matures on June 1, 2015, at which time all indebtedness will be due and payable;

•

interest on the outstanding principal amount accrues and will be payable at a fixed rate of 10% per annum. The Company’s first interest payment is due on June 30, 2013 and subsequent payments will be made at the end of each quarter in arrears (as to the principal amount then outstanding). Interest payments may be paid in cash or, at the Company’s election, in shares of the Company’s common stock based on the volume-weighted average trading price of the Company’s common stock during the last ten trading days of the quarterly interest period;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

11. Related party transactions (continued):

Pabeti, Inc. (continued):

•

at Pabeti’s option, at any time prior to the earlier to occur of (a) the date of the prepayment of the Pabeti Note in full or (b) the maturity date of the Pabeti Note, Pabeti may convert all or a portion of the outstanding balance of the Pabeti Note (including any accrued and unpaid interest) into shares of the Company’s common stock at a conversion rate equal to $0.25 per share;

•

subject to certain exceptions, if the Company wishes to complete a follow-on equity linked financing during the 12 month period following the date of the Pabeti Note at a price per share that is less than the conversion price under the Pabeti Note, then the Company must offer Pabeti a right to participate in such equity linked financing; and

•	the Company may not prepay the Pabeti Note without Pabeti’s prior written consent.

To secure payment of the Pabeti Note, the Company entered into a security agreement (the “Pabeti Security Agreement”) with Pabeti. Under the Pabeti Security Agreement, all obligations under the Pabeti Note are secured by a first security interest in (a) 3,061,224 shares of the common stock of Biovest owned by the Company and (b) certain contingent earn-out payments that may be payable to the Company by Newcorp in connection with the Purchase Agreement (see Note 4).

As part of the Pabeti transaction, the Company also issued to Pabeti a warrant to purchase 3.0 million shares of the Company’s common stock for an exercise price of $0.28 per share (subject to adjustment for stock splits, stock dividends, and the like) (the “Pabeti Warrant”). The other material terms and conditions of the Pabeti Warrant are as follows:

•	it is immediately exercisable and expires on June 1, 2020; and

•

if the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the warrant for cash, Pabeti may elect to utilize the cashless exercise provisions of the Pabeti Warrant.

The Company will not be permitted to effect a conversion of the Pabeti Note or an exercise of any portion of the Pabeti Warrant, and Pabeti will not be permitted to convert the Pabeti Note or exercise any portion of the Pabeti Warrant, to the extent that, after giving effect to an issuance after a conversion of the Pabeti Note or an exercise of any portion of the Pabeti Warrant, Pabeti (together with Pabeti’s affiliates and any other person or entity acting as a group together with Pabeti or any of Pabeti’s affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of the Company’s common stock issuable upon conversion of the Pabeti Note or exercise of any portion of the Pabeti Warrant.

The principal balance of the Pabeti Note, at June 30, 2012, was $0.5 million. The discounted value of the note is classified as convertible notes payable, related party on the accompanying condensed consolidated balance sheets.

Corps Real – Accentia:

On June 13, 2011, the Company issued a convertible secured promissory note (the “Accentia Corps Real Note”) to Corps Real providing for loans to the Company in the maximum aggregate amount of $4.0 million, under which Corps Real advanced $1.0 million to the Company on each of June 13, 2011, August 1, 2011, November 15, 2011 and January 15, 2012. Corps Real is an affiliate of Ronald E. Osman and Pabeti (discussed above). The other material terms and conditions of the Accentia Corps Real Note are as follows:

•	it matures on June 13, 2016, at which time all indebtedness will be due and payable;

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

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

As part of the Accentia Corps Real Note, the Company also issued to Corps Real a warrant to purchase 5,882,353 shares of the Company’s common stock for an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like) (the “Corps Real Warrant”). The other material terms and conditions of the Corps Real Warrant are as follows:

•	it is immediately exercisable and expires on June 13, 2016; and

•

if the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the Corps Real Warrant for cash, Corps Real may elect to utilize the cashless exercise provisions of the Corps Real Warrant.

The Company will not be permitted to effect a conversion of the Accentia Corps Real Note or an exercise of any portion of the Corps Real Warrant, and Corps Real will not be permitted to convert the Accentia Corps Real Note or exercise any portion of the Corps Real Warrant, to the extent that, after giving effect to an issuance after a conversion of the Accentia Corps Real Note or an exercise of any portion of the Corps Real Warrant, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of the Company’s common stock issuable upon conversion of the Accentia Corps Real Note or exercise of any portion of the Corps Real Warrant.

The principal balance of the Accentia Corps Real Note, at June 30, 2012, was $4.0 million. From September 13, 2011 through June 13, 2012, pursuant to the Accentia Corps Real Note, we converted the quarterly interest due on the Accentia Corps Real Note into, and accordingly issued to Corps Real, an aggregate of 454,159 shares of our common stock. These common stock shares were issued in lieu of cash for the aggregate payment of quarterly interest totaling $146,445, with conversion prices ranging from $0.26 to $0.42 per share.

Corps Real – Biovest:

On November 17, 2010, Biovest issued a secured convertible promissory note (the “Biovest Corps Real Note”) in an original principal amount equal to $2,291,560 to Corps Real. Under the terms of the Biovest Corp Real Note, Corps Real may elect to invest an additional $0.9 million. The Biovest Corps Real Note matures on November 17, 2012 and all principal and accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount of the Biovest Corps Real Note at a fixed rate of 16% per annum, with interest in the amount of 10% to be paid monthly and interest in the amount of 6% to accrue and be paid on November 17, 2012. On June 6, 2012, the Biovest Corps Real Note was amended to suspend Biovest’s monthly interest payments for a three-month period beginning June 1, 2012. The interest, which totals approximately $0.06 million will be deferred and will instead become due and payable on November 17, 2012. Biovest may prepay the Biovest Corps Real Note in full, without penalty, at any time, and Corps Real may convert all or a portion of the outstanding balance of the Biovest Corps Real Note into shares of Biovest common stock at a conversion rate of $0.75 per share. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets. The principal balance on the Biovest Corps Real Note, at June 30, 2012, was approximately $2.3 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

•	received $2.5 million from BDSI (the “$2.5 Million Payment”);

•

received the following royalty rights (the “Product Rights”) from BDSI with respect to BDSI’s BEMA Granisetron product candidate (“BEMA Granisetron”) (or in the event it is not BEMA Granisetron, the third BDSI product candidate, excluding BEMA Bupremorphine, as to which BDSI files an NDA, which, together with BEMA Granisetron, shall be referred to hereinafter as the “Product”):

•	70/30 split (BDSI/Company) of royalty received if a third party sells the Product and 85/15 split on net sales if BDSI sells the Product;

•

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

•

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

12. Stockholders’ equity:

Net income per common share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per shares:

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
Basic:
Net income (loss) from continuing operations	$2,339,951	$(3,678,263)	$(8,861,893)	$(12,325,624)
Net (loss) income from discontinued operations	—	(56,744)	3,239,843	104,424
Net income (loss) attributable to common shareholders	$3,131,929	$(2,817,653)	$(1,873,898)	$(8,856,062)

Weighted average common shares outstanding	82,700,524	70,172,994	78,384,258	67,287,208

Basic per share:
Net income (loss) from continuing operations	$0.03	$(0.05)	$(0.11)	$(0.18)
Net (loss) income from discontinuing operations	—	0.00	0.04	0.00
Net income (loss) attributable to common shareholders	$0.04	$(0.04)	$(0.02)	$(0.13)

Diluted:
Net income (loss) from discontinued operations	$2,339,951	$(3,678,263)	$(8,861,893)	$(12,325,624)
Adjustment to income for dilutive options and convertible securities	229,876	—	—	—

Diluted net income from discontinued operations	$2,569,827	$(3,678,263)	$(8,861,893)	$(12,325,624)

Net income (loss) attributable to common shareholders	$—	$(56,744)	$(3,239,843)	$104,424
Adjustment to income for dilutive options and convertible securities	—	—	—	—

Diluted net income attributable to common shareholders	$—	$(56,744)	$(3,239,843)	$104,424

Net income (loss) from continuing operations	$3,131,929	$(2,817,653)	$(1,873,898)	$(8,856,062)
Adjustment to income for dilutive options and convertible securities	229,876	—	—	—

Diluted net income from continuing operations	$3,361,805	$(2,817,653)	$(1,873,898)	$(8,856,062)

Weighted average common shares outstanding	82,700,524	70,172,994	78,384,258	67,287,208
Effect of dilutive securities:
Convertible securities	36,446,689	—	—	—
Stock options and warrants	1,733,216	—	—	—

Diluted weighted average common shares outstanding	120,880,429	70,172,994	78,384,258	67,287,208

Diluted per share:
Net income (loss) from continuing operations	$0.02	$(0.05)	$(0.11)	$(0.18)
Net (loss) income from discontinued operations	—	—	0.04	—
Net income (loss) attributable to common shareholders	$0.03	$(0.04)	$(0.02)	$(0.13)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

12. Stockholders’ equity (continued):

Net income per common share (continued):

Basic earnings per common shares are calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and warrants using the treasury stock method are also included in the diluted per share calculations unless the effect of inclusion would be anti-dilutive. During the three months ended June 30, 2012, outstanding stock options and warrants of approximately 43.7 million were not included in the computation of diluted earnings per common shares because to do so would have had an anti-dilutive effect because the exercise prices were greater than the average market price of the common shares during the relevant periods.

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

Stock options and warrants issued, terminated/forfeited and outstanding as of June 30, 2012 are as follows:

	Shares	Average Exercise Price Per Share	Intrinsic Value
Options:
Outstanding, October 1, 2011	25,156,998	$0.81
Granted	2,800,000	0.43
Expired vested	(70,190)	2.69
Expired unvested	(155,000)	0.44
Exercised	—	—

Outstanding, June 30, 2012	27,731,808	$0.76	$91,800

Exercisable, June 30, 2012	26,551,808	$0.77	$91,800
Warrants:
Outstanding, October 1, 2011	16,905,762	$1.27
Granted	4,122,227	0.30
Terminated or forfeited	(461,600)	3.66
Exercised	—	—

Outstanding, June 30, 2012	20,566,389	$1.02	$—

A summary of the status of the Company’s nonvested stock options as of June 30, 2012, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Intrinsic Value
Nonvested at September 30, 2011	1,865,000
Granted	2,800,000
Vested	(3,330,000)
Forfeited	(155,000)

Nonvested at June 30, 2012	1,180,000	—

Share-based compensation expense was approximately $3.7 million for the nine months ended June 30, 2012 and $16.0 million for the nine months ended June 30, 2011. Approximately $0.1 million in stock compensation expense will be recognized over the next two years as a result of the vesting of shares.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

13. Commitments and contingencies:

Legal proceedings:

Bankruptcy proceedings:

On November 10, 2008, the Company and its wholly-owned subsidiaries filed a voluntary petition for reorganization under Chapter 11 in the Bankruptcy Court. On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with the Company’s Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

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

Biovest also leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which Biovest uses for offices, a laboratory, manufacturing, and warehousing areas to support the production of perfusion cell culture equipment, and contract cell culture services. The Biovest lease agreement (the “Biovest Lease”) provided for certain capital improvements to the facility, which were financed and performed principally by the landlord, as well as through government grant loans from city and state agencies in Minnesota. These improvements were completed as of September 30, 2011 and included the construction of a good manufacturing practices vaccine manufacturing space. The Biovest Lease expires on December 2, 2020. Biovest also has the right to extend the term of the Biovest Lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term, or market rates in effect at the end of the ten year initial lease term.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2012. The Company anticipates that as its development of Cyrevia™ and/or BiovaxID™ advances and as the Company prepares for the future commercialization of its products the Company’s facilities requirements will continue to change on an ongoing basis.

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

Employment agreements:

As of June 30, 2012, the Company has no employment agreements with its officers and executives.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

13. Commitments and contingencies (continued):

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

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

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

14. Variable Interest Entities:

Revimmune, LLC:

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through June 30, 2012. As of June 30, 2012, Revimmune, LLC’s assets and equity were approximately $28,000. The Company had no non-controlling interest in earnings from Revimmune, LLC for the three and nine months ended June 30, 2012.

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

Overview

Headquartered in Tampa, Florida, we are a biotechnology company that is developing Cyrevia™ (formerly named Revimmune™) as a comprehensive system of care for the treatment of autoimmune diseases. We are also developing the SinuNasal™ Lavage System (“SinuNasal”) as a medical device for the treatment of chronic sinusitis (“CS”). Additionally, through our majority-owned subsidiary, Biovest International, Inc. (“Biovest”), we are developing and commercializing BiovaxID™, as a personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer; specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell cancers. Through Biovest, the Company is also developing and commercializing AutovaxID®, an instrument for the production of a broad range of patient-specific medicines, such as BiovaxID, and potentially for various vaccines, including vaccines for influenza and other contagious diseases.

Cyrevia is being developed to treat various autoimmune diseases. Cyrevia’s active ingredient is cyclophosphamide, which is already approved by the U.S. Food and Drug Administration (“FDA”) to treat disorders other than autoimmunity. In Cyrevia, we are seeking to repurpose cyclophosphamide to treat various autoimmune diseases as part of a comprehensive system of care.

BiovaxID is being developed and commercialized by Biovest, as an active immunotherapy to treat certain forms of B-cell cancers. BiovaxID has completed two Phase 2 clinical trials and one Phase 3 clinical trial.

AutovaxID is being developed and commercialized by Biovest, as an automated cell culture production instrument for the production of cancer vaccines and other personalized medicines and potentially for a wide range of other vaccines.

SinuNasal is being developed as a medical device for the treatment of patients with refractory, post-surgical CS. SinuNasal is believed to provide benefit by delivering a proprietary patented buffered irrigation solution to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

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

In June 2003, we acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest is a biologics company that is developing BiovaxID as a personalized therapeutic cancer vaccine for the treatment of NHL, specifically, FL, MCL and potentially other B-cell blood cancers. As of June 30, 2012, we owned approximately 59% of Biovest’s outstanding common stock with the minority interest being held by approximately 400 shareholders of record. Biovest’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, and therefore Biovest files periodic and other reports with the Securities and Exchange Commission (“SEC”).

Our Company and Biovest successfully completed reorganizations and both formally exited Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) as fully restructured organizations in 2010. Through the provisions of our respective bankruptcy plans (as amended) (the “Plan” and the “Biovest Plan”, respectively), effective on November 17, 2010 (the “Effective Date”), our Company and Biovest were able to restructure the majority of our debt into a combination of long-term notes and equity. The Biovest Plan has been substantially consummated under Section 1101(2) of the Bankruptcy Code and the administration of Biovest’s Chapter 11 estate, has been completed. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing Biovest’s Chapter 11 proceedings.

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

BiovaxID™

Under Biovest’s IND for BiovaxID, two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID for the indication of FL and MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID compared to vaccinated controls. Biovest believes that these clinical trials demonstrate the safety and efficacy of BiovaxID.

Based on scientific advice meetings conducted by Biovest with multiple EU-Member national medicines agencies, Biovest filed its formal notice of intent to file a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”), which begins the EU marketing application process. In response to Biovest’s notice of intent to file for marketing approval, the EMA has notified Biovest that it is eligible to submit its planned MAA for BiovaxID under the EMA’s centralized procedure, as an orphan medicinal product for the treatment of FL. Under the EMA centralized procedure, the marketing approval of BiovaxID can be simultaneously obtained throughout all EU-member countries with a single MAA. As part of the EMA’s centralized procedure, Biovest’s planned MAA for BiovaxID will be assessed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), which designates from within its membership, a Rapporteur and Co-Rapporteur. The Rapporteur and Co-Rapporteur are assigned with the primary responsibility of preparing and delivering an approvability evaluation report, supported by a team of assessors from their National Authority. The EMA has also notified Biovest regarding the EMA’s official designation of Biovest’s Rapporteur and Co-Rapporteur to Biovest’s planned MAA for BiovaxID. Subsequent to completion of the pre-submission process, Biovest could receive a decision regarding EU marketing approval for BiovaxID within 12 months after the MAA submission, assuming its pre-submission, formal marketing application and the rigorous review process advance forward in a timely and positive manner.

Additionally, based on a scientific advice meeting conducted with Health Canada, Biovest has announced plans to file a New Drug Submission (“NDS”) seeking marketing approval in Canada.

Biovest conducted a formal clinical guidance meeting with the FDA in order to define the path for BiovaxID’s U.S. registration. In its guidance, the FDA recommended that Biovest conduct a second Phase 3 clinical trial to complete the clinical data gained through Biovest’s Phase 3 clinical trial and Biovest’s BiovaxID development program to support the filing of a biologics licensing application (“BLA”). Further, in its guidance, the FDA offered to meet with Biovest to discuss specific design aspects of this confirmatory second Phase 3 clinical trial. Biovest plans to meet with the FDA within the next several months to advance the clinical development of BiovaxID and to discuss a clinical trial protocol that meets FDA’s requirements and to establish agreed-upon endpoints. Concurrent with complying with the FDA’s guidance, Biovest will continue to advance seeking marketing approvals for BiovaxID in the EU and Canada with those planned filings of an MAA and NDS, respectively, supported by evidence of clinical benefit from the three human clinical trials conducted to date in collaboration with the U.S. National Cancer Institute (“NCI”).

Biovest continues to advance its efforts to comply with various regulatory validations and comparability requirements related to Biovest’s manufacturing process and facility. No assurance can be given that substantial additional requirements will not be imposed by the FDA for the approval of BiovaxID. Biovest also anticipates conducting separate discussions with the various regulatory agencies regarding regulatory approval for BiovaxID for the treatment of MCL and Waldenstrom’s Macroglobulinemia, a rare B-cell subtype of NHL.

Should Biovest seek accelerated or conditional approval, such regulatory pathway may require Biovest to perform additional clinical studies as a condition to continued marketing of BiovaxID, which may result in additional clinical trial expenses. There can be no assurances that Biovest will seek, or be permitted to seek, accelerated or conditional approval in any jurisdiction. There can be no assurances that Biovest will receive approval, including accelerated or conditional approval. Biovest’s ability to timely access required financing will continue to be essential to support the ongoing efforts to pursue the development and potential regulatory approval of BiovaxID and commercialization efforts.

AutovaxID®

AutovaxID is a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow-fiber cell-growth cartridge. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (CHO) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. Biovest plans to utilize the AutovaxID technology to streamline commercial manufacture of BiovaxID. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with the current good manufacturing practices (“cGMP”) standards. Biovest is collaborating with the U.S. Department of Defense (“DoD”) to further develop AutovaxID and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza.

SinuNasal™ Lavage System

We believe that SinuNasal should be regulated by the Center for Devices and Radiological Health as a prescription medical device for the treatment of patients with refractory, post-surgical CS. However, in April 2010, the Office of Combination Products (“OCP”) within the FDA ruled that SinuNasal is not a medical device, but rather, is a combination product with a drug primary mode of action requiring regulation by the Center for Drug Evaluation and Research. The effect of this OCP determination is to subject SinuNasal to regulatory requirements as a drug product, likely including submission of a new drug application (“NDA”), typically a much more difficult, lengthy, and expensive pathway to market as compared to clearance or approval of a medical device. In July 2010, after the OCP reconsidered and affirmed its decision, we appealed the ruling to a higher office within the FDA that supervises the OCP. In March 2011, we presented written and oral argument in connection with an appeal meeting that SinuNasal’s mechanical mode of action meets the definition of a medical device and that it is not a combination product or, if it is, that the device mode of action is primary. On December 1, 2011, FDA issued its decision upholding the ruling of the OCP. We are now considering options such as commencing a lawsuit against the FDA seeking reversal of the OCP ruling and FDA’s affirmation of that decision. There can be no assurance, however, as to the final outcome. Pending such determination, we are unable to determine the next potential development and/or regulatory steps to advance our SinuNasal product. If the litigation is not pursued or is not successful, our potential future development and commercialization plans for SinuNasal will require greater expense and a longer timeline than would have been the case if device regulation applied, possibly resulting in discontinuation of the project altogether.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Sales. Our net sales for the three months ended June 30, 2012 were approximately $0.9 million compared to net sales of $1.1 million for the three months ended June 30, 2011. Biovest’s instrument sales for the three month period ended June 30, 2012 were relatively unchanged from that of the three month period ended June 30, 2011, while cell culture service revenue decreased by $0.2 million from last year due to the number of contracts completed or in-process year over year.

Research and Development Expense. Our research and development expense for the three months ended June 30, 2012 was $1.1 million compared to $0.7 million for the three months ended June 30, 2011. This increase is primarily due to an increase in outsourced consulting services, travel expenses associated with our regulatory strategy, wages and the cost of laboratory supplies as Biovest continues to analyze the available data from its clinical trials and seeks approval, including accelerated and/or conditional approval with the FDA, Health Canada, and the EMA, as well as stock compensation related to employee stock options granted by us and Biovest.

General and Administrative Expenses. Our general and administrative expenses were approximately $1.2 million for the three months ended June 30, 2012; a decrease of $1.8 million over the three months ended June 30, 2011. This decrease is primarily due to a decrease in share-based compensation of approximately $1.8 million. The prior period expense included compensation expense related to options granted during our bankruptcy proceedings with vesting contingent upon our emergence from bankruptcy in addition to the market value of 1.5 million shares issued to executives on November 17, 2010.

Derivative Gain. Derivative gain was approximately $1.3 million for the three months ended June 30, 2012 as compared to a gain of $0.8 million for the three months ended June 30, 2011. This difference is primarily related to the change in value of derivative instruments issued in conjunction with our various financings and settlements. The values of these liabilities vary directly with the trading price of Biovest’s outstanding common stock, on which the derivative liabilities are based.

Gain on Reorganization. The gain on reorganization for the three months ending June 30, 2012 was approximately $5.1 million compared to approximately $0.7 million for the three months ending June 30, 2011. The gain in both periods is primarily the result of settling claims with cash or stock at amounts less than the recorded value.

Nine Months Ended June 30, 2012 Compared to the Nine Months Ended June 30, 2011

Net Sales. Total revenues for the nine months ended June 30, 2012 were $3.4 million, compared to revenues of $3.2 million for the nine months ended June 30, 2011. Included in product revenue for the current fiscal year is $0.1 million resulting from a data sharing agreement which required Biovest to share their data set resulting from our Phase 3 clinical trial for BiovaxID™. The prior year’s results do not contain comparable revenue. We have met all obligations required under the data sharing agreement and do not anticipate earning any further revenue under the agreement. The current year also includes $0.2 million in grant revenue compared to $0.4 million in the prior year.

Research and Development Expenses. Our research and development costs were approximately $3.9 million for the nine months ended June 30, 2012 and $1.4 million for the nine months ended June 30, 2011. This increase is attributable to an increase in outsourced consulting services, travel expenses associated with our regulatory strategy, wages and the cost of laboratory supplies as Biovest continues to analyze the available data from its clinical trials and seeks approval, including accelerated and/or conditional approval with the FDA, Health Canada, and the EMA, as well as stock compensation related to employee stock options granted by us and Biovest. In addition, Biovest has expanded its manufacturing facility in Minneapolis (Coon Rapids), Minnesota, financing over $1.5 million in facility improvements which provides Biovest increased capacity in the manufacture of biologic products, including the manufacture of BiovaxID.

General and Administrative Expenses. Our general and administrative expenses were approximately $6.1 million for the nine months ended June 30, 2012; a decrease of $12.8 million over the nine months ended June 30, 2011. This decrease is primarily due to a decrease in share-based compensation of approximately $12.3 million. The prior period expense included compensation expense related to options granted during our bankruptcy proceedings with vesting contingent upon our emergence from bankruptcy in addition to the market value of 1.5 million shares issued to executives on November 17, 2010.

Derivative Gain. Derivative gain was approximately $0.3 million for the nine months ended June 30, 2012 as compared to a gain of $0.6 million for the nine months ended June 30, 2011. This difference is primarily related to the change in value of derivative instruments issued in conjunction with our various financings and settlements. The decrease in Biovest’s common stock price, on which the derivative liabilities are based, during the nine months ended June 30, 2012 created the gain for the nine months ended June 30, 2012 and June 30, 2011.

Discontinued Operations. Income from discontinued operations was $3.2 million for the nine months ended June 30, 2012 compared to $0.1 million for the nine months ended June 30, 2011. The primary difference is the gain on sale of assets during the nine months ended June 30, 2012. The gain on sale of assets was approximately $4.0 million for the nine months ended June 30, 2012 as a result of the sale of substantially all the assets and business of Analytica. The initial proceeds of $4.0 million along with the $1.5 million earnout received on March 30, 2012 were used to calculate the gain, as the $1.5 million earnout was assured at the time of the determination of the gain. There was no gain on sale of assets for the nine months ended June 30, 2011. Accrued taxes of $0.6 million were recorded for estimated state and local taxes associated with the gain on this transaction.

Liquidity and Capital Resources

Sources of Liquidity

Our goal is to meet our cash requirements through proceeds from Biovest’s cell culture and instrument manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, and strategic transactions such as collaborations and licensing. Our ability to continue present operations, to continue Biovest’s detailed analyses of BiovaxID’s clinical trial results, to meet our debt obligations as they mature (discussed below), and to pursue ongoing development and commercialization of Cyrevia™, BiovaxID™, AutovaxID® and SinuNasal™ including potentially seeking marketing approval, is dependent upon our ability to obtain significant external funding in the immediate term, which raises substantial doubt about our ability to continue as a going concern. Cash and cash equivalents at June 30, 2012 were approximately $0.5 million, of which $0.05 million was attributable to Biovest. Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our products. We are currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

Private Placement – June 2012

On June 15, 2012, we sold 1,071,432 units, with each unit consisting of one share of our common stock and warrants to purchase one-half of one share of our common stock, to certain accredited investors for an aggregate purchase price of $0.225 million (or $0.21 per unit). The exercise of the common stock purchase warrants underlying the units is governed by the terms and conditions set forth in the common stock purchase warrants issued to the investors. The warrants give the investors the right to purchase an aggregate of up to 535,716 shares of our common stock at an exercise price of $0.28 per share (subject to adjustment for stock splits, stock dividends, certain other distributions, and the like). The common stock purchase warrants are immediately exercisable and will expire on June 15, 2017. This sale was made pursuant to subscription agreements, between our Company and the investors. Pursuant to the terms of the subscription agreements, on June 27, 2012, we filed a resale registration statement covering the shares of common stock underlying the units and the shares of common stock issuable upon exercise of the common stock purchase warrants. The registration statement was declared effective by the SEC on July 10, 2012.

Private Placement – REF Holdings

On January 27, 2012, we sold 1,173,021 units, with each unit consisting of one share of our common stock and a common stock purchase warrant to purchase one-half of one share of our common stock, to REF Holdings, LLC (“REF Holdings”) for an aggregate purchase price of $0.4 million (or $0.341 per unit). The exercise of the warrants underlying the units is governed by the terms and conditions set forth in the common stock purchase warrant issued to REF Holdings. The common stock purchase warrant gives REF Holdings the right to purchase up to 586,511 shares of our common stock at an exercise price of $0.40 per share (subject to adjustment for stock splits, stock dividends, certain other distributions, and the like). The common stock purchase warrant was immediately exercisable and will expire on January 27, 2017. This sale was made pursuant to a subscription agreement between our Company and REF Holdings. Pursuant to the terms of the subscription agreement (as amended), we filed a resale registration statement covering the shares of common stock underlying the units and the shares of common stock issuable upon exercise of the common stock purchase warrant. The registration statement was declared effective by the SEC on April 2, 2012.

Sale of Assets – Analytica Asset Purchase Agreement

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

The Qualifying Therapeutic Discovery Project

In November 2010 and October 2011, we received from the U.S. Internal Revenue Service, a federal grant award in the aggregate amount of approximately $0.24 million. In November 2010, Biovest received the same federal grant award in the amount of approximately $0.24 million. The federal grants were granted under the Qualifying Therapeutic Discovery Project, as grants under new section 48D of the Internal Revenue Code, enacted as part of the Patient Protection and Affordable Care Act of 2010. Under the Qualifying Therapeutic Discovery Project, the grants are awarded to therapeutic discovery projects that show a reasonable potential to: (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions; (b) reduce the long-term growth of health care costs in the U.S.; or (c) significantly advance the goal of curing cancer within 30 years. Allocation of the grants takes into consideration which projects show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. Our Company and Biovest were awarded the federal grants to support the advancement of Cyrevia and BiovaxID, respectively.

Outstanding Indebtedness

•

Pabeti, Inc.: On June 1, 2012, we issued a secured convertible promissory note (the “Pabeti Note”) to Pabeti, Inc. (“Pabeti”) providing for aggregate loans to us in the maximum amount of $1.5 million. Presently, Pabeti has advanced to us, an aggregate of $1.1 million, with promises to advance an additional $0.2 million to us on each of August 13, and August 27, 2012. The Pabeti Note matures on June 1, 2015, at which time all indebtedness will be due and payable. Interest on the outstanding principal amount of the Pabeti Note accrues at a fixed rate of 10% per annum and is payable beginning on June 30, 2013 on a quarterly basis in arrears (as to the principal amount then outstanding). We also entered into a security agreement with Pabeti (the “Pabeti Security Agreement”). Under the Pabeti Security Agreement, the Pabeti Note is secured by a first security interest in (a) 3,061,224 shares of Biovest common stock owned by us and (b) all of our contractual rights pertaining to the second earnout pursuant to Analytica’s Purchase Agreement dated October 31, 2011 (described above). We also issued a common stock purchase warrant to Pabeti to purchase 3.0 million shares of our common stock with an exercise price of $0.28 per share (subject to adjustment for stock splits, stock dividends, and the like) with an expiration date of June 1, 2020. The principal amount of the Pabeti Note, at June 30, 2012, was $0.5 million.

•

Corps Real, LLC: Corps Real, LLC (“Corps Real”) advanced to us $1.0 million on each of June 13, 2011, August 1, 2011, November 15, 2011 and January 15, 2012 pursuant to the June 13, 2011 secured convertible promissory note in the principal amount of $4.0 million (the “Accentia Corps Real Note”). The Accentia Corps Real Note matures on June 13, 2016, at which time all indebtedness will be due and payable. Interest on the outstanding principal amount of the Accentia Corps Real Note accrues at a fixed rate of 5% per annum and is payable on a quarterly basis in arrears (as to the principal amount then outstanding). We also entered into a security agreement with Corps Real (the “Corps Real Security Agreement”). Under the Corps Real Security Agreement, the Accentia Corps Real Note is secured by a first security interest in (a) 12.0 million shares of Biovest common stock owned by us and (b) all of our contractual rights pertaining to the first product for which a NDA is filed containing BEMA Granisetron pursuant to our settlement agreement with BioDelivery Sciences International, Inc. (“BDSI”). We also issued to Corps Real a warrant to purchase 5,882,353 shares of our common stock with an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like) with an expiration date of June 13, 2016. The principal amount of the Accentia Corps Real Note, at June 30, 2012, was $4.0 million and in lieu of cash for the payment of interest, we converted approximately $0.09 million in interest due on the Accentia Corps Real Note into, and accordingly issued to Corps Real, 454,159 shares of our common stock.

•

Laurus/Valens: On December 15, 2011, in connection with the Purchase Agreement (described above), we amended the term notes dated November 17, 2010 in the aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) and security agreements issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc., (collectively, “Laurus/Valens”). The Laurus/Valens Term Notes accrue interest at the rate of 8.5% per annum (with a 12.5% per annum default rate) and are payable at the time of any principal payment or prepayment of principal. Pursuant to the Laurus/Valens Term Notes (as amended), the maturity dates of the Laurus/Valens Term Notes were extended from May 17, 2012 and November 17, 2012 to May 17, 2013 and November 17, 2013, respectively. The Laurus/Valens Term Notes are now secured by liens on (a) all of our assets; junior only to certain permitted liens and (b) 20,115,818 shares of Biovest common stock owned by us. The aggregate principal amount of the Laurus/Valens Term Notes, at June 30, 2012, was approximately $5.0 million.

•

Dennis Ryll: On November 17, 2010, we issued a promissory note in the approximate amount of $4.5 million to Dennis Ryll (the “Ryll Note”). Interest accrues and is payable on the outstanding principal balance of the Ryll Note at a fixed rate of 6% per annum. We have no obligation to pay the Ryll Note in cash at maturity, and instead have elected to pay the required quarterly payments of principal and accrued interest to date by issuing shares of our common stock. Subject to certain conditions, we are also permitted to pay the quarterly payments through the issuance of shares of Biovest common stock owned by us. The Ryll Note is secured by a lien on 15.0 million shares of Biovest common stock owned by us, subject to the incremental release of a designated portion of such security upon each quarterly payment (the “Ryll Pledged Shares”). On June 6, 2012, the Ryll Note was amended to extend the maturity date from August 17, 2012 to February 17, 2013 (the “Ryll Amendment”). The Ryll Amendment also suspended the optional and automatic conversion provisions of the Ryll Note to February 17, 2013. The principal amount of the Ryll Note, at June 30, 2012, was approximately $0.6 million and is secured by approximately 1.9 million Ryll Pledged Shares.

•

McKesson Corporation: On November 17, 2010, we issued a promissory note in the approximate amount of $4.3 million (the “McKesson Note”) to McKesson Corporation (the “McKesson Note”). The McKesson Note matures on March 14, 2014 and is payable in cash, in one installment on such date (unless earlier accelerated). The outstanding principal together with all accrued but unpaid interest, which accrues at a fixed rate of 5% per annum (with a 10% per annum default rate), is due on such date. The McKesson Note is secured by a lien on 6,102,408 shares of Biovest common stock owned by us. As of June 30, 2012, the outstanding principal amount of the McKesson Note remained unchanged and we had made no accrued interest payments.

•

Debentures and Warrants (Class 5): On November 17, 2010, we issued debentures in the approximate amount of $3.1 million. The debentures mature on November 17, 2012. We have no obligation to pay the debentures in cash at maturity and instead may pay the debentures with shares of our common stock. The debentures accrue interest on the outstanding principal at a fixed rate of 8.50% per annum. The holders have converted a portion of their principal and accrued interest into shares of our common stock. Subject to certain conditions, the holders may elect to exchange amounts due for shares of Biovest common stock owned by us. We have pledged 14.4 million shares of the Biovest common stock owned by us (the “Pledged Shares”) to secure the repayment of the debentures and the exercise of the warrants described below and have placed the Pledged Shares into an escrow account to be available for transfer to the holders of the debentures and warrants (on a pro rata basis). Also, on November 17, 2010, we issued warrants to purchase up to approximately 2.5 million shares of our common stock. Subject to certain conditions, the holders of the warrants may exercise their warrants by exchanging them for the Pledged Shares. The warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the warrants and the Plan. The aggregate principal balance of the debentures, at June 30, 2012, was approximately $0.5 million.

•

Debentures and Warrants (Class 6): On November 17, 2010, we issued debentures in the approximate amount of $9.7 million. The debentures mature on November 17, 2013 and interest accrues on the outstanding principal at a fixed rate of 8.50% per annum. The debentures are secured by a lien on certain of our assets. The holders may elect to convert their debentures into shares of our common stock at a conversion rate of $1.10 per share. Also on November 17, 2010, we issued warrants to purchase up to approximately 3.0 million shares of our common stock. The warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the warrants and the Plan. The aggregate principal balance of the debentures, at June 30, 2012, was approximately $6.9 million.

•

Debentures and Warrants (Class 9): On November 17, 2010, we issued non-interest bearing debentures in the approximate amount of $19.1 million. The debentures mature on November 17, 2012. We have no obligation to pay the debentures in cash at maturity, and instead may pay the debentures with shares of our common stock. The holders may elect, on a quarterly basis, to convert their principal and accrued interest into shares of our common stock. Also, on November 17, 2010, we issued warrants to purchase up to approximately 3.2 million shares of our common stock. The warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the warrants and the Plan. The aggregate principal balance of the debentures, at June 30, 2012, was approximately $14.5 million.

•

Notes and Warrants (Class 13): On November 17, 2010, we issued non-interest bearing debentures in the approximate amount of $4.9 million. The debentures mature on November 17, 2012. We have no obligation to pay the debentures in cash at maturity, and instead may pay the debentures with shares of our common stock. The holders may elect, on a quarterly basis, to convert their principal and accrued interest into shares of our common stock. Also, on November 17, 2010, we issued warrants to purchase up to approximately 1.1 million shares of our common stock. The warrants (a) have an exercise price of $1.50 per share, (b) have an expiration date of November 17, 2013, (c) can only be exercised for cash (no cashless exercise), and (d) are subject to certain call provisions set forth in the warrants and the Plan. The aggregate principal balance of the debentures, at June 30, 2012, was approximately $1.4 million.

•

March 2014 Distributions: On November 17, 2010, we became obligated to pay our unsecured creditors $2.4 million, in cash, in one installment at maturity. The distributions mature on March 17, 2014, and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount at a fixed rate of 5% per annum. We have come to compromises with certain unsecured creditors regarding their unsecured claims and have paid their unsecured claims by converting their compromised unsecured claims into shares of our common stock, at the Effective Date conversion rate of $1.36 per share. The aggregate principal balance of these obligations, at June 30, 2012, was approximately $1.7 million.

•

Biovest Exit Financing: On November 17, 2010, Biovest issued convertible notes in the aggregate principal amount of approximately $7.0 million (“Exit Financing”). The notes mature on November 17, 2012, and the outstanding principal together with all accrued but unpaid interest, which accrues at a fixed rate of 7% per annum (with a 15% per annum default rate), is due on such date. Interest is payable monthly and Biovest has elected to pay the accrued monthly interest in shares of Biovest common stock. Also on November 17, 2010, Biovest issued warrants to purchase up to an aggregate of approximately 8.7 million shares of Biovest common stock, at an exercise price of $1.20 per share. These warrants expire on November 17, 2017. As of June 30, 2012, certain holders of the Exit Financing have converted an aggregate principal amount of $5.8 million into shares of our common stock, resulting in the issuance of 6.9 million shares of our common stock. The aggregate principal balance of the notes, at June 30, 2012, was approximately $1.3 million.

•

Corps Real-Biovest: On November 17, 2010, Biovest issued a secured convertible promissory note in the amount of approximately $2.3 million to Corps Real (the “Biovest Corps Real Note”). Under the terms of the Biovest Corp Real Note, Corps Real may elect to invest an additional $0.9 million. The Biovest Corps Real Note matures on November 17, 2012 and accrues interest at a fixed rate of 16% per annum, with interest in the amount of 10% paid monthly and interest in the amount of 6% to accrue and be paid at maturity. Biovest has paid the accrued monthly interest amount in cash. On June 6, 2012, the Biovest Corps Real Note was amended so as to suspend Biovest’s monthly interest payments under the Biovest Corps Real Note for a three-month period beginning June 1, 2012. The deferred interest amount will become due and payable on November 17, 2012. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets. The aggregate principal balance of the Biovest Corps Real Note, at June 30, 2012, was approximately $2.3 million.

•

Laurus/Valens -Biovest: On November 17, 2010, Biovest issued two types of term notes to Laurus/Valens – one type in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one type in the aggregate principal amount of $4.2 million (the “Term B Notes”). The maturity date for the Term A Notes is November 17, 2012 and the maturity date for the Term B Notes is November 17, 2013. The Term A Notes and Term B Notes accrue interest at the rate of 8% per annum (with a 12% per annum default rate). The Term A Notes and Term B Notes are secured by a lien on all of Biovest’s assets, junior only to the priority lien to Corps Real and to certain permitted liens. The Term A Notes and the Term B Notes are guaranteed by us (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by our pledge of 20,115,818 shares of Biovest common stock owned by us. The Term A Notes were prepaid in an amount equal to $1.4 million from the proceeds received from the Exit Financing. The aggregate principal balance of the Term A Notes and Term B Notes, at June 30, 2012, was approximately $27.6 million.

On May 10, 2012, Biovest entered into an agreement with Laurus/Valens relating to the indebtedness and the Biovest common stock held by Laurus/Valens (the “Paydown Agreement”). The Paydown Agreement provides that, if Biovest or a designee pays $30.9 million (the “Buy Out Amount”) to Laurus/Valens on or before August 15, 2012, Laurus/Valens will (i) assign the Term A Notes and Term B Notes to Biovest or Biovest’s designee, (ii) assign back to Biovest an aggregate of 10,232,132 shares of the Biovest common stock held by Laurus/Valens (out of a total of 14,834,782 shares held as May 10, 2012), and (iii) assign back to Biovest one-half of Laurus/Valens’ royalty interest in BiovaxID® and Biovest’s other biologic products (such assignment to consist of a 3.125% royalty interest).

If on or before August 15, 2012, Laurus/Valens is paid less than $30.9 million but at least $20.0 million (the “Minimum Paydown Amount”), then (i) Laurus/Valens agrees to amend the Term A Notes and Term B Notes to extend the maturity dates to December 31, 2014, (ii) Biovest will be permitted to eliminate or amend the mandatory prepayment and board-representation provisions of the Laurus/Valens indebtedness, (iii) Biovest will be permitted to issue new indebtedness that is pari passu with the Laurus/Valens indebtedness in an amount of up to $12.0 million above the amount actually paid down by Biovest (the “Actual Paydown Amount”), and (iv) Laurus/Valens will assign back to Biovest a pro rata portion of the above-described shares and royalty interests based on the percentage of the Buy Out Amount represented by the Actual Paydown Amount. If, within 90 days following the payment of the Actual Paydown Amount, Biovest is able to pay the remaining balance under the Term A Notes and Term B Notes, then the remaining number of shares and royalty interests otherwise subject to assignment under the Paydown Agreement will be assigned to Biovest, as though Biovest originally paid the full Buyout Amount on or before August 15, 2012.

•

Biovest March 2014 Obligations: On November 17, 2010, Biovest became obligated under the Biovest Plan to pay certain of its unsecured creditors approximately $2.7 million in cash together with interest at 5% per annum in one installment on March 27, 2014. The aggregate principal balance of the obligations has since increased by approximately $0.12 million due to the allowance of a previously unfiled unsecured claim, as well as an amendment of the amount owed on a separate unsecured claim. The aggregate principal balance of the obligations, at June 30, 2012, was approximately $2.8 million.

•

Biovest August 2012 Notes: On November 17, 2010, Biovest issued notes to certain of its unsecured creditors, in the aggregate principal amount of approximately $2.0 million. The notes (a) accrue interest at 7%, (b) have a maturity date of August 17, 2012, and (c) are convertible into shares of Biovest common stock in seven quarterly installments beginning on February 17, 2011. Biovest has no obligation to pay the notes in cash at maturity, and instead may pay the notes with shares of Biovest common stock. The holders of the notes may elect, on a quarterly basis, to convert their principal and accrued interest into shares of Biovest common stock. As of June 30, 2012, approximately $1.5 million in principal had been converted, resulting in the issuance of approximately 1.7 million shares of Biovest common stock to the holders of the notes. The aggregate principal balance of the notes, at June 30, 2012 was approximately $0.3 million.

•

Biovest Coon Rapids Economic Development Authority Loans: On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund (State of Minnesota), which provide capital to help add workers and retain high-quality jobs in the State of Minnesota. Biovest issued two secured promissory notes in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. Proceeds from the transaction in the amount of $0.350 million were used to fund the capital improvements made to Biovest’s existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota, which was completed as of September 30, 2011.

Cash Flows for the Nine Months Ended June 30, 2012

For the nine months ended June 30, 2012, our cash increased by approximately $0.06 million. Net cash inflow from operating activities before reorganization items was approximately $0.9 million. The use for operating activities included a net loss of $5.6 million, additions of $3.7 million for share-based compensation and $2.1 million for accretion of debt discounts. Additional adjustments included reductions to net income of $4.0 million for the gain on sale of assets and $0.4 million for the gain on conversion of debt to stock.

Net cash flow from investing activities for the nine months ended June 30, 2012 was approximately $5.2 million and included $5.5 million of proceeds from the sale of Analytica’s assets and $0.3 million used for the acquisition of property, plant and equipment primarily at our manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

We had net cash outflows from financing activities of $0.4 million for the nine months ended June 30, 2012. Proceeds from notes payable, related party were approximately $2.5 million, and proceeds from a private placement of stock were $0.6 million. Payments on notes payable were approximately $3.7 million including the payment to Laurus/Valens from the proceeds of the sale of substantially all of Analytica’s assets and business.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our wholly-owned subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. Notwithstanding the effectiveness of our Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Biovest litigation:

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC (“Clinstar”) for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against us, in our Chapter 11 proceeding and another against Biovest, in its Chapter 11 proceeding. We, along with Biovest objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against Biovest was denied and Clinstar’s proof of claim against us was allowed. We issued 283,186 shares of our common stock at a conversion price of $1.36 per share as required by our Plan in full satisfaction of Clinstar’s proof of claim against us. Clinstar has no further claims against us or Biovest for breach of contract for non-payment.

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

During the three months ended June 30, 2012, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	Pursuant to our Plan and Section 1145 of the United States Bankruptcy Code, from April 9, 2012 to May 17, 2012, we issued 1,675,369 shares of our common stock in satisfaction of allowed claims under our Plan to members of Classes 3, 9, and 13 of our Chapter 11 proceedings, with conversion prices ranging from $0.29 to $1.00 per share.

2.	On May 17, 2012, pursuant to the Ryll Note and our Plan, we converted the quarterly principal and interest due on the Ryll Note into, and accordingly issued to Dennis Ryll, 1,414,696 shares of our common stock. These common stock shares were issued in lieu of cash for the aggregate payments of quarterly principal and interest totaling $409,837 (or $0.29 per share).

3.	On June 1, 2012, we issued a convertible secured promissory note (the “Pabeti Note”) to Pabeti, Inc. providing for loans to us in the maximum aggregate amount of $1.5 million. At Pabeti, Inc.’s option, at any time prior to the earlier to occur of (a) the date of the prepayment in full or (b) June 1, 2017, Pabeti, Inc. may convert all or a portion of the outstanding balance of the Pabeti Note (including any accrued and unpaid interest) into shares of our common stock at a conversion rate equal to $0.25 per share.

4.	On June 1, 2012, pursuant to the Pabeti Note, we issued a common stock purchase warrant to Pabeti, Inc. to purchase up to 3,000,000 shares of our common stock. The common stock purchase warrant is immediately exercisable and has an exercise price of $0.28 per share.

5.	On June 13, 2012, pursuant to the Accentia Corps Real Note, we converted the interest due on the Accentia Corps Real Note into, and accordingly issued to Corps Real, 199,421 shares of our common stock. These common stock shares were issued in lieu of cash for the payment of interest totaling $51,112 (or $0.26 per share).

6.	On June 15, 2012, pursuant to subscription agreements, dated June 15, 2012, between us and certain investors, we issued to such investors, for an aggregate purchase price of $225,000, an aggregate of 1,071,432 shares of our common stock with a purchase price of $0.21 per share.

7.	On June 15, 2012, pursuant to subscription agreements, dated June 15, 2012, between us and certain investors, we issued to such investors, common stock purchase warrants to purchase an aggregate of up to 535,716 shares of our common stock. The common stock purchase warrants are immediately exercisable and have an exercise price of $0.28 per share.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our Company.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 2 through 7, above by virtue of Section 4(2) of the Securities Act in that such, sales and issuances did not involve a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued in such transactions. The recipients have adequate access, through their relationships with us, to information about us. Additionally, we claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 6 and 7 above by virtue of Rule 506 promulgated under the Securities Act in that such sales and issuances were made to accredited investors.

No underwriters were employed in any of the above transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or are incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Acting Chief Financial Officer (Principal Financial Officer).

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer.

32.2	18 U.S.C. Section 1350 Certifications of Acting Chief Financial Officer.

101	The following financial information from Accentia Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (unaudited), formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended June 30, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCENTIA BIOPHARMACEUTICALS, INC. (Registrant)

Date: August 14, 2012	/s/ Samuel S. Duffey
Samuel S. Duffey, Esq.
President; Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)