Form 10-K
period 2012-09-30
ACCENTIA BIOPHARMACEUTICALS INC
filed 2012-12-26
CIK 1310094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court.    Yes  ☒    No  ☐

As of March 30, 2012, the aggregate market value of the voting common stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the OTCQB™, was approximately $26,700,000.

As of November 30, 2012, there were 89,755,901 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1A. RISKS FACTORS” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Accentia,” “the Company,” “our Company,” “we,” “us,” and similar references refer to Accentia Biopharmaceuticals, Inc. and its subsidiaries. All references to years in this Annual Report on Form 10-K, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2012” or “fiscal 2012” means the 12-month period ended September 30, 2012.

Overview

Accentia is a biotechnology company focused on discovering, developing and commercializing innovatative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products including personalized immunotherapies designed to treat autoimmune related diseases and cancer. We were incorporated in the State of Florida in 2002.

Cyrevia™ is a potential comprehensive system of care for the treatment of various autoimmune diseases. Cyrevia seeks to eliminate virtually all circulating white blood cells, including those driving autoimmunity, while seeking to spare the patient’s stem cells. The therapeutic theory of Cyrevia is that as the patient’s eliminated white blood cells are replenished with new white blood cells derived from these stem cells, the patient’s immune system becomes effectively replaced or “rebooted”. Cyrevia’s active ingredient is cyclophosphamide. We are repurposing cyclophosphamide and administering it as part of our integrated risk-management system designed to assure consistency in use and to minimize the risks of treatment. Cyclophosphamide is currently U.S. Food and Drug Administration (“FDA”) approved to treat disorders other than autoimmune disease, including various forms of cancer.

BiovaxID™ is being developed by our majority-owned subsidiary, Biovest International, Inc. (“Biovest”), as an active immunotherapy, personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer; specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under Biovest’s investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in patients with MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. Biovest believes that these clinical trials demonstrate the safety and efficacy of BiovaxID.

Based on scientific advice meetings conducted by Biovest with multiple European Union (“EU”)-Member national medicines agencies, Biovest filed its formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which begins the EU marketing approval application process. Additionally, based on a scientific advice meeting conducted with Health Canada, Biovest has announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. Biovest could receive a decision regarding EU marketing and Canadian regulatory approval for BiovaxID within 12 months after the submission of Biovest’s MAA and NDS assuming that the rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered. Biovest conducted a formal guidance meeting with the FDA in order to define the path for Biovest’s filing of a biologics licensing agreement (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. Further in its guidance, the FDA required that Biovest conduct a second Phase 3 clinical trial to complete the clinical data gained through Biovest’sfirst Phase 3 clinical trial and Biovest’s BiovaxID development program to support the filing of its BLA for BiovaxID. Biovest is preparing, subject to required funding, to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market.

To support Biovest’s planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, Biovest developed and commercialized a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate, compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. Biovest plans to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID. Biovest believes that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically. AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. Biovest is collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases. Biovest also manufactures instruments and disposables used in the hollow fiber production of cell culture products. Biovest manufactures mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers. Biovest has produced over 7,000 cell based products for an estimated 2,500 researchers around the world. Biovest considers its vast experience in manufacturing small batches of different cell based products, together with Biovest’s expertise in designing and manufacturing instruments for personalized medicines as important competencies supporting its development of patient specific immunotherapies.

We anticipate developing the SinuNasal™ Lavage System (“SinuNasal”) as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”). SinuNasal is believed to provide benefit by delivering a proprietary patented buffered irrigation solution to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

Corporate Overview

In April 2002, we commenced business with the acquisition of Analytica International, Inc. (“Analytica”). Analytica conducted a global research and strategy consulting business that provided services to the pharmaceutical and biotechnology industries. We acquired Analytica in a merger transaction for $3.7 million cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of our Series B preferred stock. Analytica was founded in 1997 and has offices in New York and Germany. On December 15, 2011, we closed on the sale of substantially all of the assets and business of Analytica to a third-party, for a combination of fixed and contingent payments aggregating up to $10 million. The purchase agreement included the name “Analytica International, Inc.” Accordingly, we changed the name of our subsidiary from Analytica International, Inc. to Accentia Biotech, Inc.

In June 2003, we acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest’s business consists of three primary business segments: the development of BiovaxID™ for B-cell blood cancers; the manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and services. As of September 30, 2012, we owned approximately 59% of Biovest’s outstanding common stock with the minority interest being held by approximately 400 shareholders of record. Following our investment, Biovest continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Biovest files periodic and other reports with the Securities and Exchange Commission (“SEC”).

In November 2010, our Company and Biovest completed reorganizations and formally exited Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) as fully restructured companies. Through the provisions of our respective bankruptcy plans (as amended) (the “Plan” and the “Biovest Plan”, respectively), both of which were effective on November 17, 2010 (the “Effective Date”), our Company and Biovest restructured our debt into a combination of new debt and equity. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing Biovest’s Chapter 11 proceedings. Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in our Chapter 11 proceeding.

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under our convertible debentures issued in November 2010 (the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of this event of default, interest has begun accruing on the Matured Obligations at a default rate of 18% and the holders of the Matured Obligations have the right to an additional default payment of 30% on the outstanding balance due. The holders of the Matured Obligations could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the Matured Obligations have not taken any action to secure monetary judgment(s) against us for the outstanding principal and interest owed to them.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Biovest Matured Obligations”). Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred under the Biovest Matured Obligations. As a result of Biovest’s default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against Biovest for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of Biovest’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. Biovest has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Biovest Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Biovest Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

Effective December 3, 2012, Biovest issued an additional secured promissory note to Corps Real, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”). The advances under the Biovest Corps Real LOC can only be used to sustain Biovest’s business operations. The Biovest Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Biovest Corps Real LOC. The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Biovest Corps Real LOC.

On December 20, 2012, we issued an additional secured promissory note to Pabeti, the principal amount of up to $0.125 million (the “Pabeti Note II”). The Pabeti Note II can only be used to sustain our business operations. The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 20, 2013. The Pabeti Note is secured by a security interest in all of our assets and 6,666,666 shares of Biovest common stock owned by us.

PRODUCTS

CYREVIA™

Cyrevia is a potential comprehensive system of care for the treatment of various autoimmune diseases.

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

To facilitate our anticipated development and potential commercialization of Cyrevia, we have entered into an agreement (the “Baxter Agreement”) with Baxter Healthcare Corporation (“Baxter”), which we believe is the only cGMP manufacturer approved in the U.S. by the FDA of injectable/infusion cyclophosphamide (under the brand name, Cytoxan) as referenced in the FDA Orange Book. The Baxter Agreement grants us the exclusive right to use Baxter’s regulatory file and drug history (“Drug Master File”) for Cytoxan, which we believe will advance our planned clinical trials and anticipated communications with the FDA. Additionally, the Baxter Agreement grants to us the exclusive right to purchase Baxter’s Cytoxan for the treatment of various autoimmune diseases, including autoimmune hemolytic anemia, multiple sclerosis, systemic sclerosis and the prevention of graft-versus-host disease following bone marrow transplant.

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

We anticipate that our REBOOT system will be at the core of a formal risk evaluation and mitigation strategy (“REMS”) subject to approval by the FDA. As such, the REBOOT system forms a critical part of our planned clinical trial(s) and INDs. REMS was authorized by the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”). REMS are frequently and increasingly included as part of INDs, approvals and/or labels to assure safety and to maximize benefit. REMS are subject to enforcement by the FDA through civil penalties.

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

Table 1. Published preliminary studies investigating High-Dose Pulsed Cytoxan for treatment of Autoimmune Diseases listed by disease.

Autoimmune Disease	Study Site	Number of Patients Treated
Aplastic Anemia	JHU[1], Hahnemann[2], Wayne State	82
Systemic Sclerosis (diffuse cutaneous)	JHU	6
Systemic Lupus Erythematosus	JHU, Hahnemann	43
Multiple Sclerosis	JHU, Hahnemann, Stony Brook[3]	47
Myasthenia Gravis	JHU, Stanford University	13
Autoimmune Hemolytic Anemia (AIHA)	JHU, Hahnemann, University of Milan	12
CIDP	Hahnemann	5
Rheumatoid Arthritis	JHU, Queen Elizabeth Hospital[4]	5
Pemphigus	JHU, University of Miami	4
Graft-versus-host disease (bone marrow transplant)	JHU, Sidney Kimmel Cancer Center	117

	TOTAL	334

1	Johns Hopkins University
2	Medical College of Pennsylvania-Hahnemann Hospital at Drexel University
3	State University of New York at Stony Brook
4	Queen Elizabeth Hospital, Adelaide, South Australia

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

While there are approximately 80 recognized autoimmune diseases, we plan, based on availability of resources, to initially target the following autoimmune indications: multiple sclerosis; the prevention of graft-versus-host disease following bone marrow transplant; mucositis; systemic sclerosis; and autoimmune hemolytic anemia.

In addition, we intend to conduct pre-IND discussions with the FDA with regards to our planned clinical trial strategy and study protocol for the treatment of multiple sclerosis. Based on FDA input, we anticipate filing an IND under which we expect to conduct our planned multiple sclerosis clinical trials. Furthermore, we plan to discuss with the FDA our plans for a REMS to be developed and mandated to accompany treatment with Cyrevia under the FDAAA. We also are preparing for pre-IND discussions with the FDA in order to determine the next steps necessary to seek approval for Cyrevia for the prevention of graft-versus-host disease following bone marrow transplant. Based on published Phase 2 open label clinical trial results, and the urgent need to improve the success rate of bone marrow transplants, including the ability to enable transplant from partially-matched donors, we intend to pursue all potential expedited regulatory pathways that the FDA may allow for this indication, including the accelerated approval process. Provided that our planned Cyrevia clinical trials, once completed, demonstrate clinical benefit and safety, we would anticipate discussing next steps with the FDA which could include the suitability of seeking conditional and/or accelerated approvals and/or the appropriateness and design of additional clinical trial(s).

Multiple Sclerosis

Disease Background

Approximately 400,000 people in the U.S. have multiple sclerosis (“MS”) with a prevalence rate of approximately 1 in 700 people and approximately 200 new patients diagnosed every week. MS is generally considered to be an autoimmune neurodegenerative disease in which local inflammation and autoimmune destruction of myelin (a fatty tissue which surrounds and protects the nerve fibers of the central nervous system) leads to acute injury and progressive nerve degeneration. Although the exact cause of MS remains unknown, most researchers and clinicians believe that the myelin is damaged due to an abnormal response by the body’s immune system. MS is a heterogeneous disease with a clinical course that varies with each patient; however, over time most patients inevitably lose significant neurological and physical function often including difficulty in walking leading to dependence on a cane and ultimately a wheelchair. Young adults between the ages of 20 and 30 are most at risk for MS, and women have a significantly higher risk than men. According to the Cleveland Clinic, there are multiple distinct clinical forms of MS, the most common of which is characterized by relapses followed by remissions, commonly referred to a relapsing-remitting multiple sclerosis (“RRMS”). Approximately 85% of MS patients have RRMS at disease onset, though approximately 50% of those will ultimately convert to a more aggressive form of MS referred to as secondary progressive MS (“SPMS”). Patients with RRMS experience flare-ups (also termed as relapses or attacks) and episodes of acute worsening and exacerbations of clinical neurological symptoms. These episodes are then typically followed by a period of recovery or remission. Several features predict the ultimate conversion to SPMS, including frequency of clinical attacks, accrual of disability, and the presence of gadolinium enhancing lesions which are frequently revealed on MRI. There are currently multiple approved drugs for the treatment of RRMS; however, MS is considered to be an uncured disease and even with currently approved therapies, most patients will experience progressive accrual of disability. In some cases, patients may eventually die of their disease. Current FDA approved disease modifying agents are only partially effective in controlling disease progression, and despite treatment with current agents, many patients experience disease breakthrough or progression. Furthermore, use of these therapies often imposes a life-long compliance burden on patients and leads to increased risks of infection, including instances of progressive multifocal leukoencephalopathy and other complications due to chronic immunosuppression. We believe that there is a large unmet medical need, and we are developing Cyrevia™, as a potential new therapeutic approach to treat MS.

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

Three independent studies (see Table 2) conducted at three research universities formed the basis of our opinion that the proof of principle has been established that Cyrevia is both safe and effective in the treatment of MS and offers the potential to reduce disease progression and restore neurological and physical function. The publications of these three studies, conducted at Stony Brook University (Stony Brook, NY), Drexel University (Philadelphia, PA), and Johns Hopkins University (Baltimore, MD) (“JHU”), form the basis and rationale for our planned clinical trial(s) to study Cyrevia for the treatment of MS.

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

Primary endpoint:

•      56% (5 of 9) of patients showed statistically-significant reduction in disability as measured by EDSS.

•      2.11 point mean decrease in EDSS for 9 treated patients.

•      No deaths or unexpected serious adverse events were observed.

•      2 patients worsened in EDSS (0.5 points).

Secondary endpoints:

•      81% mean reduction of GEL’s in MRI

•      Mean MSFC z-score improved.

Stony Brook University, Stony Brook, NY	Gladstone, et al. High-dose cyclophosphamide for moderate to severe refractory multiple sclerosis. Arch Neurol. Oct 2006;63(10):1388-1393.	13 (12 evaluated)	15 months

Primary outcomes reported:

•      75% (9 of 12) reported improvement in bladder function; 50% with complete symptom resolution.

•      42% (5 of 12) of patients showed a statistically significant reduction in disability of as measured by EDSS score 1.04 point mean decrease in EDSS for 12 evaluated patients.

•      0% of patients showed worsening in EDSS score.

Other outcomes reported:

•      No significant change seen in GEL count in treated patients.

•      44% (4 of 9 patients evaluated) report improved visual acuity.

•      88% (7 of 8 patients evaluated) report reduction in fatigue.

•      100% (10 of 10 patients evaluated) report improvement in SF-36 quality of life score

(continued)

Table 2: Published Reports of the Use of High-Dose Pulsed Cyclophosphamide for Treatment of MS

(continued)

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

Primary endpoint:

•      78% (7 of 9) patients with RRMS improved at least one point in EDSS for >6 months. 1 of the two patients who did not meet the endpoint had a sustained improvement of 0.5 points on EDSS for 1.5 years.

•      39% (9 of 23) patients overall, including patients with SPMS improved at least one point in EDSS for >6 months.

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

Planned Regulatory Strategy to Advance Cyrevia™ for the Treatment of MS

Prior studies of high-dose pulsed cyclophosphamide in the U.S. have been conducted at a limited number of large academic research hospitals and have featured non-uniform inclusion criteria and/or administration schedules. While the previous studies are important to our Cyrevia development plan, the studies are likely not sufficient to support regulatory approval.

We conducted an initial meeting with the FDA regarding our proposed design of a clinical trial in MS for Cyrevia. Since our initial meeting with the FDA a number of studies utilizing high-dose pulsed cyclophosphamide in MS, have reported follow-up data, which we expect will provide support for and guide the design of future planned clinical trial(s). We intend to conduct follow-up pre-IND meetings with the FDA in calendar year 2013 to discuss our planned clinical trial strategy and study protocol(s) for the treatment of MS, graft-versus-host disease following bone marrow transplant, systemic sclerosis and autoimmune hemolytic anemia. Based on the FDA’s input and our analyses of available data, we anticipate filing an IND under which we expect to conduct our planned clinical trials. Further, we plan to discuss with the FDA our plans for a REMS, which we developed and mandated to accompany the treatment regimen for Cyrevia.

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

Rates of GVHD are reported to vary between 30-40% among related donors and recipients, to 60-80% between unrelated donors and recipients. Greater mismatch between donor and recipient relates to an increased risk of GVHD. After a transplant, the recipient usually takes drugs that suppress the immune system, which helps reduce the chances (or severity) of GVHD. While Cytoxan is often used off-label in such GVHD regimens, there is currently no standardized approved use of Cytoxan to prevent GVHD.

Cyrevia™ Experience

Expected to be administered as an essential post-transplant agent if approved, Cyrevia would represent a potential therapeutic approach, which we believe might hold the potential to reduce the incidence of GVHD and potentially enable both fully-matched and half-matched allogenic bone marrow transplants, thus potentially increasing transplant success rates.

Because of its potent immunosuppressive yet stem cell–sparing activity, Cyrevia has been tested as sole prophylaxis of GVHD after fully-matched myeloablative allogeneic bone marrow transplantation (“alloBMT”). Clinicians at Johns Hopkins University (“JHU”) treated 117 patients (median age, 50 years; range, 21-66 years) with advanced hematologic malignancies; 78 had partially human leukocyte antigen (“HLA”)-matched related donors and 39 had HLA-matched unrelated donors. All patients received conventional myeloablation with busulfan/Cytoxan (“BuCy”) and T-cell replete bone marrow followed by 50 mg/kg/d of Cytoxan on days three and four after transplantation. The incidences of acute grades II through IV and grades III through IV, GVHD for all patients were 43% and 10%, respectively. The non-relapse mortality at day 100 and 2 years after transplantation were 9% and 17%, respectively. The actuarial overall survival and event-free survivals at 2 years after transplantation were 55% and 39%, respectively, for all patients and 63% and 54%, respectively, for patients who underwent transplantation while in remission. With a median follow-up of 26.3 months among surviving patients, the cumulative incidence of chronic GVHD is 10%. These results suggest that Cyrevia, as a high-dose post-transplantation Cytoxan regimen, is an effective single-agent prophylaxis of acute and chronic GVHD after BuCy conditioning and HLA-matched BMT. Sources: www.clinicaltrials.gov no. NCT00134017 and Blood 2010; 115(16):3224-3230.

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

Planned Regulatory Strategy to Advance Cyrevia™ for the Prevention of GVHD Following Bone Marrow Transplant

Based on multiple published Phase 2 open label clinical trial results, the potential risk of non-strandardized off-label use of High-Dose Pulsed Cytoxan in GVHD, and the urgent need to improve the success rate of bone marrow transplants, including the ability to enable transplant from partially-matched donors, we intend to pursue all potential expedited regulatory pathways for Cyrevia that the FDA may allow for this indication, including the acclerated approval process. Therefore, we are preparing for pre-IND discussions with the FDA which we anticipate will occur in 2013. We plan to coordinate future GVHD clinical trials and their design based upon the FDA’s guidance and feedback.

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

dcSSc typically presents as skin manifestations affecting the hands, arms and face. Additionally, pulmonary arterial hypertension may occur in up to one-third of patients and is the most serious complication for this form of systemic sclerosis. dcSSc comprises a very severe form of systemic sclerosis which progresses rapidly and affects a large area of the skin and one or more internal organs, frequently the kidneys, esophagus, heart and lungs. dcSSc leads to substantial disability and/or death. We are planning clinical trials to study dcSSc, which has an estimated U.S. prevalence of approximately 30,000 cases with an estimated incidence of approximately 2100 annually. In June 2011, we were granted by the FDA Orphan Drug designation for Cyrevia™ for the treatment of systemic sclerosis.

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

Cyrevia™ Experience in dsSSc

An open-label trial of High-Dose Pulsed Cytoxan in patients with clinically active dsSSc patients was conducted at JHU (Tehlirian et.al. published these results in 2008). This study formed the basis of our planned clinical trial of Cyrevia for dcSSc.

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

The physician’s global assessment (PGA) was reported to have improved for four of five patients 47%, 69%, 56%, and 59% within first month after treatment, and 80% for one of five within the first three months. The forced vital capacity (“FVC”), a measure of lung function, also stabilized in four of six patients. One patient’s FVC worsened due to an infection, then returned to baseline. Five of five patients improved on the Health Assessment Questionnaire Disability Index.

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

AIHA as the cause of hemolysis is confirmed when blood tests detect increased amounts of certain antibodies, either attached to RBCs (direct antiglobulin or Coombs’ test) or in the liquid portion of the blood (indirect antiglobulin or Coombs’ test). Other tests sometimes help determine the cause of the autoimmune reaction that is destroying RBCs.

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

Cyrevia™ Experience with AIHA

Following studies in other severe autoimmune disorders, High-Dose Pulsed Cytoxan was studied in patients with severe AIHA that was refractory to standard therapies (Moyo, Smith et al. 2002). Nine patients were treated at Hahnemann University, Medical College of Pennsylvania and JHU. Seven patients displayed WAIHA, one CAIHA, and one patient was mixed warm/cold. These patients had preciously failed at least two standard therapies (primary AIHA) or one standard therapy (secondary AIHA), and were steroid dependent.

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

Proprietary Rights to Cyrevia™

Because Cyrevia represents the repurposing of a drug which is off-patent, we have developed a multi-faceted strategy to seek to maintain and protect our proprietary interests consisting of a combination of patents and non-patent based protection, such as exclusive commercial agreements.

We hold the exclusive worldwide rights to commercialize High-Dose Pulsed Cytoxan to treat MS and certain other autoimmune diseases through a sublicense agreement (the “Cyrevia Sublicense”) from Revimmune, LLC, which obtained its rights by license from JHU (the “JHU License”). Revimmune, LLC is affiliated with one of our directors and shareholders. The Cyrevia Sublicense and JHU License grants us exclusive and worldwide rights and, affords additional protection for our commercialization strategy. Under the Cyrevia Sublicense, we are obligated to pay a royalty of 8% of net sales of Cyrevia which is equally split between JHU and Revimmune, LLC until the later of the expiration of the last to expire patent under the JHU License on a country by country basis, or ten years following the first commercial sale of a regulatory approved product regardless of the issuance of any such patents. We believe that our Cyrevia Sublicense creates an important relationship between our Company, JHU, and the JHU faculty who pioneered the development of High-Dose Pulsed Cytoxan. JHU has filed patent applications in the U.S. and several foreign countries with claims pertaining to the use of High-Dose Pulsed Cytoxan to treat MS and certain other autoimmune diseases which are covered by our Cyrevia Sublicense. Some of these licensed patent applications are undergoing examination and are subject to pending patent office objections and/or rejections.

Additionally, we have filed patent applications for our REBOOTSM risk management system and certain screening protocols that maximize the safety and effectiveness of High-Dose Pulsed Cytoxan treatment regimens. Further, we anticipate that our computer software program being developed to implement our REBOOT system will be proprietary and protected through trademark and copyright filings.

To further extend our proprietary rights to Cyrevia, we entered into the Baxter Agreement, which we believe is the only FDA approved cGMP, manufacturer of injectable cyclophosphamide in the U.S., known under the brand name, Cytoxan®. The Baxter Agreement grants our Company the exclusive right to use Baxter’s Drug Master File for Cytoxan which, we believe will facilitate our planned clinical trials and anticipated dealings with the FDA. Additionally, the Baxter Agreement grants to us the exclusive right to purchase Cytoxan from Baxter for the treatment of various autoimmune diseases including: the prevention of GVHD following bone marrow transplant, MS, systemic sclerosis and AIHA.

Additionally, we have been granted Orphan Drug designation by the FDA for a number of autoumminue diseases, as previously discussed providing seven years of market exclusivity in the U.S for those diseases.

BIOVAXID™ – Personalized Therapeutic Cancer Vaccine

Our majority-owned subsidiary, Biovest is developing BiovaxID, as an active immunotherapy personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer, specifically, follicular lymphoma, mantle cell lymphoma and potentially other B-cell cancers.

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

Since B-cell cancers such as NHL are tumors arising from a single malignant transformed B-cell, the tumor cells in NHL maintain on their surface the original malignant B-cell’s immunoglobulin (collectively referred to as, the “tumor idiotype”) that is distinct from those found on normal B-cells. The tumor idiotype maintained on the surface of each B-cell lymphoma serves as the tumor-specific antigen for the BiovaxID cancer vaccine.

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

Nevertheless, in 2010 one active immunotherapy, Provenge® (sipuleucel-T) developed by Dendreon Corporation, received marketing approval from the FDA for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant (hormone refractory) prostate cancer. This represents the first case of an active immunotherapy to successfully gain marketing approval in the U.S. In March 2011, a second active immunotherapy, Yervoy® (ipilimumab), developed by Bristol-Myers Squibb received marketing approval from the FDA, for the treatment of late-stage metastatic melanoma. In addition to BiovaxID, there are a number of other active immunotherapeutics for cancer in various stages of clinical trials that have demonstrated promising results.

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

Non-Hodgkin’s Lymphoma

Non-Hodgkin’s lymphoma (“NHL”) is a heterogeneous group of malignancies of the lymphatic system with differing clinical behaviors and responses to treatment. BiovaxID™ has been studied in two distinct forms of NHL, namely, FL and MCL. NHL was the seventh most common type of cancer in the U.S. in 2011 (Lymphoma and Leukemia Society- Facts 2012), with an estimated prevalence of 484,336 cases in 2011 in the U.S (Surveillance, Epidemiology, and End Results- SEER Stat Fact Sheets: Non-Hodgkin’s Lymphoma). NHL accounts for 3% of all cancer deaths in the U.S (American Cancer Society- Facts and Figures 2012). NHL is one of the few malignancies in which there continues to be a rise in incidence. Since the early 1970’s, incidence rates for NHL have nearly doubled. Moreover, in spite of recent advances in the standard of care, the overall five-year survival rate remains at approximately 63%. In 2012, it is estimated that 70,130 new cases of NHL will be diagnosed and 18,940 Americans will die from the disease (American Cancer Society- Facts and Figures 2012), with a comparable number estimated in Europe.

NHL is usually classified for clinical purposes as being either “indolent” or “aggressive,” depending on how quickly the cancer cells are likely to grow and spread. The indolent, or slow-growing, form of NHL has a very slow growth rate and may need little or no treatment for months or possibly years. The aggressive, or fast-growing, form of NHL tends to grow and spread quickly and cause severe symptoms, and patients with aggressive NHL have shorter overall survival (“OS”).

Follicular Lymphoma

Indolent (slow growing) and aggressive (fast growing) NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is follicular lymphoma (“FL”). Accordingly, approximately 22% of new cases of NHL fall into the category of disease known as indolent FL, which translates in about 106,550 cases in 2011 in the U.S. (Surveillance, Epidemiology, and End Results- SEER Stat Fact Sheets: Non-Hodgkin’s Lymphoma). We have conducted a Phase 2 clinical trial followed by a Phase 3 clinical trial in FL under our IND. FL is a form of NHL that is derived from a type of cell known as a follicle center cell. Despite its slow progression, FL is almost invariably fatal. The median OS reported for FL patients ranges between 8 and 10 years, although these figures may have become slightly higher within the last decade as a result of improvements in the standard of care for FL.

The current standard of care for treatment of advanced, bulky FL (bulky Stage II, Stage III-IV) as specified by the National Comprehensive Cancer Network (“NCCN”) includes initial treatment of newly-diagnosed patients with rituximab-containing chemotherapy. Rituximab is a monoclonal antibody (an immune protein capable of selectively recognizing and binding to a molecule) which targets a protein primarily found on the surface of both healthy and cancerous B-cells, known as CD20. Accordingly, rituximab seeks to bind and destroy all B-cells, including healthy B-cells, as a means of controlling the progression of FL in treated patients.

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

By comparison, BiovaxID™ is characterized as an “active immunotherapy”. Active immunotherapies attempt to stimulate the patient’s immune system to respond to a disease. “Specific active immunotherapies” such as BiovaxID, specifically seek to induce cellular and/or humoral immune responses focused on specific antigens present on a diseased cell (such as a tumor cell). As a specific, active immunotherapy, BiovaxID targets only the cancerous B-cells while sparing healthy B-cells. Accordingly, BiovaxID is highly targeted. BiovaxID is manufactured specifically and entirely for each patient and is considered to be a highly “personalized therapy”. If approved, BiovaxID will represent the only specific active immunotherapeutic approved for the treatment of FL; and therefore, will represent a new class of drugs that provides a new therapeutic option for patients with lymphoma.

In February 2011, the NCCN issued treatment guidelines recognizing “consolidation therapy” as a defined treatment category for FL in first remission. Current consolidation therapy options differ from induction therapies in that they primarily seek to prolong first remission duration by consolidating the effects of induction therapy, which primarily seeks to reduce active, bulky tumor masses. The following anti-CD20 monoclonal antibody drug products are currently approved consolidation treatment options for the treatment of FL: Rituxan® and Zevalin® (See Figure 1). All of these treatment options are passive immunotherapies that result in profound B-cell depletion. Following the results of the Eastern Cooperative Oncology Group E4402 protocol, also called RESORT (Rituximab Extended Schedule or Re-treatment Trial), reported at the 2011 Annual Meeting of the American Society of Hematology, the NCCN revised its clinical practice guidelines on FL. The revised 2012 NCCN guidelines consider Rituxan maintenance therapy and Zevalin consolidation therapy as ‘optional’ therapeutic approaches post-induction therapy, rather than ‘recommended’ therapeutic approaches.

Figure 1

Figure 1. BiovaxID™ targets tumor-specific idiotype, a protein unique to the tumor and not found on healthy (non-malignant) B-cells. In contrast, current monoclonal antibody-based therapies for NHL, including rituximab (Rituxan®), and ibritumomab tiuxetan (Zevalin®) target CD20, a cell-surface protein expressed by both tumor and healthy B-cells. As such, through its unique mode of action, BiovaxID represents a new therapeutic approach to treating FL.

Current U.S. Approved Consolidation Therapies for NHL and Urgent Need for Alternative Treatment Options

Rituxan® (Rituximab): Rituximab maintenance consists of administration of the anti-CD20 antibody rituximab administered at a dose of 375 mg/m2 every 8 weeks for 24 months (12 injections) administered by IV infusion every 8 weeks starting 8 weeks ± 7 days after the last induction treatment (whether immuno-chemotherapy or rituximab, whichever is later). Administration of rituximab (and other anti-CD20 agent) maintenance extends the profound immunosuppression achieved by induction therapy, as it targets the pan-B-cell CD20 protein. This continued dosing of the induction agent induces profound B-cell depletion for the two-year duration of the regimen.

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

Urgent Need for New Consolidation Treatment Option for NHL: The currently approved consolidation agents are no longer recommended therapeutic options post-induction therapy by the NCCN clinical practice guidelines. Following the results of the Eastern Cooperative Oncology Group E4402 protocol, also called RESORT (Rituximab Extended Schedule or Re-treatment Trial), reported at the 2011 Annual Meeting of the American Society of Hematology, the 2012 NCCN revised guidelines include rituximab maintenance and radioimmunotherapy as ‘optional’ therapeutic options post-induction. BiovaxID™ is expected to offer a non-immunosuppressive alternative to rituximab maintenance as a consolidation therapy for FL and MCL. By its mechanism of action, BiovaxID is believed to eliminate the risk of development of rituximab-resistance. Thus, BiovaxID represents a potential novel option for consolidation therapy that has demonstrated to be safe and effective and, unlikely to interfere with future therapies while potentially increasing the utility of other therapies.

Mantle Cell Lymphoma

Mantle cell lymphoma (“MCL”) is a rare, aggressive subtype of NHL characterized by short remissions and rapid progression similar to aggressive lymphomas and successive relapses, reflecting incurability similar to indolent lymphomas. The median OS for MCL has been cited as 5-7 years (Perez-Galan et al. Mantle cell lymphoma: biology, pathogenesis, and the molecular basis of treatment in the genomic era. Blood, 2011, 117:26-38). MCL represents approximately 6% of all NHL cases and worldwide there are approximately 7,800 new cases each year of which, approximately, one half are in the U.S. (see “Current treatment approaches for mantle-cell lymphoma” J Clin Oncol. Sep 10 2005 and “New approach to classifying non-Hodgkin’s lymphomas: clinical features of the major histologic subtypes” J Clin Oncol. Aug 1998).

The majority of MCL patients have disseminated disease and bone marrow involvement at diagnosis. Patients’ clinical outcomes from currently available therapies are poor. Although many therapeutic regimens are capable of rendering high initial response rates, these responses are of short duration (i.e., about 20 months) and the relative survival rates of MCL patients are among the lowest compared to other types of NHL. After a patient’s first relapse, the expected disease course and prognosis is very poor, with an expected median OS of about 1-2 years. No currently available therapeutic regimens are curative.

While there are several therapeutic regimens available to treat MCL patients, there currently exists no consensus standard of care for treatment of first-line relapsed MCL. As such, MCL remains incurable and it is generally considered that additional treatment options are required given this significant unmet medical need.

Currently, upon first diagnosis MCL patients are often evaluated for eligibility for autologous stem cell transplantation (“autoSCT”). Stem cell transplantation, an aggressive treatment protocol consisting of high-dose chemotherapy, immunotherapy and full-body radiation, aims to treat the patient’s tumor and purge the bone marrow of lymphoma cells. MCL patients who are eligible for autoSCT receive either R-CHOP (rituximab, cyclophophamide, doxorubicin, vincristine, prednisone) followed by autoSCT or R-HyperCVAD (rituximab, cyclophosphamide, vincristine, doxorubicin, and dexamethasone alternating with rituximab plus high dose methotrexate and cytarabine) followed by observation. Although these therapeutic approaches do yield high response rates, they are associated with high rates of adverse events and treatment discontinuation, high risk of myelodysplastic syndrome, and high mortality rates. Consequently, the considerable toxicity associated with these regimens largely limits these options primarily to a select subset of the MCL patients who are younger and better fit to tolerate these high-intensity treatments. However, even this subset ultimately gains only modest benefits from existing treatment options. Moreover, the use of these more aggressive regimens appears not to result in superior OS as compared to standard therapies. Given that the median age for newly diagnosed MCL patients is 60 years, less aggressive therapeutic approaches are needed.

Development Status of BiovaxID™

Preliminary studies demonstrated that treatment of patients with NHL with an active immunotherapy could allow a patient’s immune system generate clinically significant immune responses. These studies have been published in The New England Journal of Medicine (October 1992), Blood (May 1997), and Nature Medicine (October 1999). In the treatment of cancer, residual tumor cells remaining in the patient after completion of surgery or anti-tumor therapy are often the cause of tumor relapse. These residual tumor cells cannot always be detected by standard imaging techniques but their destruction may be feasible by active immunotherapy. The use of such vaccines differs from traditional cancer treatment in that the ultimate mechanism of action against the tumor is indirect: the anti-tumor immunity induced by vaccination, rather than the vaccine itself, is ultimately responsible for treatment benefit.

In 1994, the National Cancer Institute (“NCI”) filed for initiation of an IND for the purpose of conducting clinical trial(s) investigating the use of BiovaxID in NHL. Under this IND and also in 1994, the NCI began a Phase 2 clinical trial in FL; in 1999, the Phase 3 clinical trial in FL; and in 2000 a Phase 2 clinical trial in MCL. The NCI selected Biovest to produce BiovaxID for the initial Phase 2 clinical trial in FL. In 2001, we entered into a formal cooperative research and development agreement (“CRADA”) with the NCI which formalized our collaboration with the NCI. In April 2004, the IND filed by the NCI was formally transferred to us, which made Biovest the exclusive sponsor of the IND with full rights to complete the NCI-initiated Phase 3 clinical trial in FL and the NCI-initiated Phase 2 clinical trial in MCL, to communicate and negotiate with the FDA relating to marketing approval for BiovaxID, and to conduct other clinical studies in NHL under the IND.

BiovaxID™ Clinical Trials

Phase 2 Clinical Trial of BiovaxID™ for Treatment of FL

In 1994, the Phase 2 clinical trial (NCT00878488) was commenced by the NCI to evaluate the ability of BiovaxID to eradicate residual lymphoma cells in 20 patients with FL who were in chemotherapy-induced first clinical complete remission (“CR”). All 11 patients with a detectable lymphoma gene sequence (translocation) in their primary tumors had cells from the malignant clone detectable in their blood by DNA polymerase chain reaction (“PCR”) analysis both at diagnosis and after chemotherapy, despite being in CR. In this clinical trial, molecular remission was defined as patients lacking any detectable residual cancer cells bearing the translocation as determined by a very sensitive PCR technique. After vaccination, 8 of these 11 patients converted to lacking cells in their blood from the malignant lymphoma clone detectable by PCR. Anti-tumor T-cell responses were found in the vast majority of the patients (19 of 20 patients), whereas anti-tumor antibodies were detected, but apparently were not required for molecular remission. Vaccination was thus associated with clearance of residual tumor cells from the blood and long-term disease-free survival. The demonstration of molecular remissions besides uniform, specific T-cell responses against lymphoma tumor targets, as well as the addition of granulocyte-monocyte colony-stimulating factor (“GM-CSF”) to the vaccine formulation provided the rationale for the initiation of a larger Phase 3 clinical trial at the NCI in 2000. These results were published in Nature Medicine (October 1999). After a median of 9.17 years, 45% of these patients were still in continuous first CR, the median disease free survival (“DFS”) for the cohort is 96.5 months, and OS is 95% (Santos et al., ASH 2005).

Phase 2 Clinical Trial of BiovaxID™ for Treatment of MCL

In 2000, the NCI initiated a Phase 2 open-label clinical trial (NCT00020215) of BiovaxID for the treatment of MCL. This Phase 2 clinical trial was based upon the NCI’s Phase 2 clinical trial in FL. The primary objective of this Phase 2 clinical trial was to study BiovaxID in treatment-naïve patients with MCL and to determine the safety and efficacy of BiovaxID following a rituximab-based immunotherapy. Twenty-six patients with untreated, mostly (92%) stage IV MCL, were enrolled. All patients received 6 cycles of EPOCH-R (which is a chemo-immunotherapy consisting of etoposide, prednisone, vincristine, cyclophosphamide, doxorubicin, rituximab); 92% of the patients achieved CR and 8% achieved partial response (“PR”). All but 3 patients (i.e., due to disease progression or inability to manufacture the vaccine) received BiovaxID together with keyhole limpet hemocyanin (“KLH”), an immunogenic carrier protein, on day 1, along with GM-CSF (100 µg/m2/day) on days 1-4 at 1, 2, 3, 4, and 6 months starting at least 3 months post-chemotherapy.

The results of Biovest’s MCL Phase 2 clinical trial were reported in Nature Medicine (August 2005). As reported in Nature Medicine, after a median follow-up of 46 months, the OS was 89%, the median event-free survival (“EFS”) was 22 months, and 5 patients remained in continuous first CR. Antibody responses to immunization were detected in 30% of the patients, following a delayed pattern (i.e., detected mostly after the 4-5th vaccination) which paralleled the peripheral blood B-cell recovery. Most importantly, specific CD4+ and CD8+ T-cell responses were detected in 87% of patients post-vaccine, and in 7 of 9 patients tested these responses were detected after the 3rd vaccination when peripheral B-cells were by and large undetectable. The detected cytokine release response included GM-CSF, INF-g, and TNF-a (type I). In this study, BiovaxID induced both humoral and cellular immune responses following almost complete depletion of B-cells following rituximab-containing chemotherapy. The adverse events observed in this clinical trial were minimal and were limited mostly to injection site reactions. The results of the latest follow-up of these patients performed in 2011 were presented at the 2011 annual meeting of the American Society of Hematology (“ASH”) (Grant et al., ASH 2011 Abstract #2707).

With 122 months of median follow-up, the median OS was 104 months. In this study, the Mantle Cell Lymphoma International Prognostic Index (“MIPI”) was associated with OS (P= 0.01), where median OS estimates were not reached for the low risk MIPI group, 84 months for the intermediate risk MIPI group, and 44 months for the high risk MIPI group. This long term follow-up data presented at the 2011 annual meeting of the ASH and at the 2012 annual meeting of the American Society of Clinical Oncology (“ASCO”) provided clinical data suggesting that the mechanism of action of BiovaxID is T-cell mediated and not B-cell (humoral) mediated. There was a significant association between the production of specific anti-tumor T-cell (GM-CSF cytokine induction) immune response following vaccination and OS and time to next treatment (TTNT). The NCI investigators reported at ASH that in patients with normalized GM-CSF cytokine production levels above the median value for the cohort (>4.3pg/mL), median OS was not reached as compared to 79 months in patients with GM-CSF cytokine levels below the median value (<4.3pg/mL) (P= 0.015 unadjusted; P= 0.045 Bonferroni adjusted) (Fig. 2). There was no association between OS and specific anti-Id B-cell (humoral) responses or any other type of specific cellular responses. Similarly, patients with normalized GM-CSF cytokine production levels above the median value for the cohort (>4.3pg/mL) had a median TTNT of 51.9 months as compared to 5.5 months in patients with GM-CSF cytokine levels below the median value (<4.3pg/mL) (P= 0.003) (Fig 3).

Figure 2. Overall Survival by GM-CSF Cytokine Response (< and > than median)

Figure 3. Time to next treatment by GM-CSF Cytokine Response (< and > than median)

Phase 3 Clinical Trial of BiovaxID™ for Treatment of FL

Overview and Objectives. In January 2000, the Phase 3 clinical trial in FL (NCT00091676) was initiated by the NCI. The Phase 3 clinical trial was a multi-center, double-blind, randomized, controlled clinical trial that was designed to confirm the results reported in the NCI’s Phase 2 clinical trial.

As studied in the Phase 3 clinical trial, BiovaxID consisted of the patient-specific idiotype protein (Id) derived from the patient’s cancer cells conjugated or combined with KLH and administered with GM-CSF which is a biological response enhancer. The comparator studied in the Phase 3 clinical trial was a control vaccine consisting of KLH and administered with GM-CSF. Accordingly, the only difference between BiovaxID and the control vaccine was the inclusion of the idiotype protein from the patient’s own tumor in BiovaxID. BiovaxID or the control vaccine was administered following chemotherapy (also referred to as induction therapy) with a drug combination, of prednisone, doxorubicin, cyclophosphamide, etoposide (referred to as “PACE”). Induction therapy represents the “first-line” treatment for FL patients and attempts to induce complete tumor remission as defined by radiological evidence (“CT scans”). In FL, patients treated with the current standard of care often achieve complete remission but these remissions almost always are of limited duration and most treated patients must eventually be re-treated for their disease. In the majority of cases, however, even with re-treatment, the disease often relapses and develops resistance to therapy, leading to a need for bone marrow transplant and eventually resulting in the death of the patient. In the Phase 3 clinical trial, patients who achieved complete response following induction therapy were assigned to a limited waiting period prior to vaccination to allow for immune reconstitution following the induction chemotherapy. Patients who relapsed during this immune reconstitution period did not receive either BiovaxID or control treatment. Patients who maintained their complete remission following this immune recovery period received either BiovaxID or control administered as 5 subcutaneous injections monthly over a six month period (one month was skipped).

The primary objectives of the Phase 3 clinical trial were to confirm the safety and efficacy of BiovaxID in two predefined groups:

(1)	All Randomized Patients (the “Randomized Patients”): The Randomized Patients including patients who completed initial chemotherapy but relapsed and did not receive either BiovaxID or control; and

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

Biopsy, Chemotherapy, and Immune Recovery. Prior to chemotherapy, a small tumor biopsy was performed to obtain tissue for tumor classification and characterization, and to provide starting material necessary to manufacture BiovaxID. Following this biopsy patients were initially treated with PACE chemotherapy in order to induce a CR or a complete response unconfirmed (“CRu”) as measured by CT scans.

The clinical trial protocol stipulated that for all patients, an immune recovery period of approximately 6 months following completion of chemotherapy was required to be completed without relapse (“Immune Recovery Period”) before vaccination. The Immune Recovery Period was required in order to maximize the potential for immune response to vaccine and to avoid confounding factors from any potential lingering immunosuppressive effects of chemotherapy.

Randomization to Immune Recovery Followed by BiovaxID or Control. When the NCI designed the Phase 3 clinical trial in FL protocol, a decision was made to randomize patients, immediately after completion of chemotherapy and not to wait for the completion of the Immune Recovery Period in an effort to avoid expending NCI resources to manufacture patient-specific vaccines for patients who were not anticipated to receive the vaccine (e.g., control patients). In the Phase 3 clinical trial, of the 234 patients initially enrolled into the clinical trial, 177 patients completed chemotherapy successfully and were randomized.

As per the design of the Phase 3 clinical trial, patients who relapsed during the Immune Recovery Period were excluded from treatment with BiovaxID or control notwithstanding the fact that they had been randomized. In the Phase 3 clinical trial, of the 177 initially randomized patients, 117 remained eligible to be treated with either BiovaxID (76 patients) or control (41 patients) at the end of the Immune Recovery Period. Sixty patients of the 177 randomized patients relapsed during the Immune Recovery Period and were not treated with either BiovaxID or control (see Figure 4).

Figure 4. Enrolment, randomization, and treatment, 234 patients were enrolled, and 177 patients were randomized to receive at least one dose of the blinded vaccine; 76 patients received Id-vaccine and 41 received control vaccine. Patients receiving fewer than 5 blinded immunizations either withdrew from the study of relapsed before completion. Left: The primary prospectively-defined cohorts for survival analysis (ITT: all randomized patients including patients who did not receive active or control treatment; and mITT: randomized patients excluding patients who did not receive active or control treatment)

Trial Enrollment and the Use of Rituximab-Containing Induction Chemotherapy. During the course of the Phase 3 clinical trial, the standard of care for induction chemotherapy in FL changed to include rituximab, which reduced the ability to recruit and enroll patients into the study. In order to facilitate enrollment in the clinical trial, Biovest amended the study protocol in 2007 to permit the use of a rituximab-containing chemotherapy regimen (“CHOP-R”), as induction therapy. However, the FDA requested that Biovest abstain from vaccinating any patients who received CHOP-R and Biovest did not vaccinate any of the patients who received CHOP-R chemotherapy under the Phase 3 clinical trial protocol.

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

As of April 15, 2008, when the Phase 3 clinical trial was officially closed, a total of 234 subjects had been enrolled and 177 subjects had been randomized. The total number of subjects was less than the original planned sample size which called for 629 subjects to be enrolled and 540 to be randomized. While the termination of the Phase 3 clinical trial before completion of the planned accrual resulted in a smaller sample size than was originally intended, Biovest believes that the randomized nature of its Phase 3 clinical trial yields a valid conclusion because the baseline characteristics of the patients in the 2 groups were balanced, the allocation to treatment arms was concealed, and the study was double-blinded.

Results of Phase 3 Clinical Trial. As reported at the plenary session of the 2009 annual meeting of ASCO, the patient cohort of the 177 randomized patients (which included 117 (66%) treated patients and 60 (35%) patients who were not treated) did not demonstrate statistically significant difference in median DFS from randomization between treatment and control arms.

Figure 5. Disease-free survival (DFS) according to study group for All Randomized Patients (N = 177). Kaplan-Meier actuarial curves for DFS for the Randomized Patients are shown according to their study group of Id-KLH+GM-CSF (N = 118) or KLH+GM-CSF (N = 59). The number of events, median, and 95% confidence intervals for each group are also presented.

At the 2009 annual meeting of ASCO, Biovest further reported the median DFS data for the patients who received at least one vaccination either with BiovaxID or control. In this cohort of 117 patients they represent a modified intent-to-treat population, median DFS was 13.6 months longer in patients who received BiovaxID compared to patients who received control. This analysis reflects the prospectively defined primary clinical trial objective. Accordingly, there were 60 patients who were randomized but who did not receive either BiovaxID or control and who are not included in this analysis. Of these 117 treated patients, 76 patients received at least one dose of BiovaxID (the “BiovaxID Arm”) and 41 patients received at least one dose of control (the “Control Arm”). No serious adverse events were reported in either the BiovaxID Arm or the Control Arm. At the median follow-up of 56.6 months (range 12.6-89.3 months), a statistically significant improvement of 13.6 months was observed in DFS between patients in the BiovaxID Arm (44.2 months), versus the Control Arm (30.6 months) (log-rank p-value = 0.045; HR = 1.6). Using a Cox proportional-hazard model, a statistically significant hazard ratio (HR) of 0.62 was achieved (p=0.048; 95% CI: 0.39, 0.99). This means that patients receiving BiovaxID experienced an approximately 61% (1/0.62) lower risk of cancer recurrence compared to patients who received the control vaccine. The Phase 3 clinical trial’s secondary endpoint of OS has not yet been reached for either group due to the length of follow-up to date.

Figure 6. Disease-free survival (DFS) according to study group for the Randomized Patients who received blinded vaccinations (N = 117). Kaplan-Meier actuarial curves for DFS for the Randomized Patients who received at least one dose of the Id-KLH+GM-CSF (N = 76) or KLH+GM-CSF (N = 41) are shown. The number of events, median, and 95% confidence intervals for each group are also presented.

Analysis of Patients by Isotype. A typical antibody (“immunoglobulin”), including the lymphoma immunoglobulin expressed on the surface of each cancerous lymphoma cell, is composed of protein “heavy chains” and “light chains”. In humans, the heavy chains are classified as IgG, IgM, IgA, IgD and IgE, and the light chains are classified as either kappa or lambda. The Id protein expressed on the surface of FL cells is characteristic of the single B-cell from which the tumor arose. The immunoglobulin protein contains a region known as the “heavy chain” and a region known as the “light chain” (see Figure 7). Almost always in FL, the heavy chain region is characterized as either an IgM-isotype or an IgG-isotype. Figure 7 illustrates the dramatic differences in the structure of immunoglobulin protein characterized as an IgM-isotype as opposed that characterized as an IgG-isotype. Accordingly, an antibody may be referred to as IgG-isotype or IgM-isotype depending on its heavy-chain classification. In the normal immune response, antibody isotypes may have different roles and may help direct the appropriate immune response. The small region at the tip of the antibody is known as the “variable region”, or antibody binding site, and the balance of the isotype is known as the “constant region”. When Biovest manufactures BiovaxID, Biovest screens each patient’s tumor cells obtained by biopsy for the isotype. Approximately, 60% of patients with FL are diagnosed with tumors expressing an IgM isotype and approximately 40% of patients bear tumors expressing an IgG isotype. In rare cases (<1%), patients are diagnosed with another isotype (e.g. IgA). Infrequently, the patient’s tumor also contains cells with one or more isotype (a heterogenous or “mixed” isotype); in these patients Biovest selects either an IgG or IgM isotype for manufacture of BiovaxID. Each patient’s tumor isotype can be readily determined by standard analytical techniques (flow cytometry) at the time of the patient’s tumor biopsy. In both the Phase 2 and Phase 3 clinical trials in FL patients, the determination of tumor heavy-chain isotype determined the specific manufacturing and purification process used to make that patient’s vaccine. For patients who have tumors expressing an IgG (or an IgG-containing “mixed” isotype), Biovest manufactures an IgG isotype vaccine and for patients determined to have tumors expressing an IgM (or an IgM-containing “mixed” isotype), Biovest manufactures an IgM vaccine. Due to Biovest’s manufacturing process (rescue fusion hybridoma), the isotype (IgG or IgM) of the tumor is entirely reproduced in each patient’s vaccine so that each patient’s BiovaxID vaccine matches the patient’s original tumor isotype (IgG or IgM).

Figure 7. The Id protein expressed on the surface of FL cells is an immunoglobulin protein characteristic of the single B-cell from which the tumor arose.

Preclinical data indicates that the ability to develop an immune response differs between IgM-isotype and IgG-isotype idiotypes; however, we do not currently have immune response data from human clinical trials to confirm this preclinical data. The IgG-isotype idiotype was reported to be tolerogenic, meaning that the immune response against the specific tumor target is suppressed. On the other hand, the IgM-isotype idiotype was reported to be highly immunogenic, meaning that it induces an ample, persistent immune response against the specific tumor target. The unique feature of Biovest’s Phase 3 clinical trial was the manufacturing and administration of tumor-matched isotype idiotype vaccines which, allowed Biovest to investigate whether these preclinical data translate into differential clinical efficacy of the two isotype vaccines in its clinical trial.

In an unplanned analysis, Biovest compared DFS of Id-vaccinated patients with control patients by tumor Ig isotype is analysis was highly consistent with the manufacturing process, which requires isotype identification prior to initiation of vaccine manufacture due to the need for isotype specific vaccine purification. To address whether there was a differential treatment effect on DFS depending on Ig isotype, Biovest used Cox proportional hazards modeling where the interaction term between treatment and Ig isotype was estimated adjusting for main effect and for International PrognosticIndex and number of chemotherapy cycles as covariates.

Biovest also analyzed DFS of vaccinated patients by tumor Ig heavy and light chain isotypes. For IgM and IgG heavy chain isotype groups, there were no statistically significant differences in baseline patient characteristics between experimental and control arms (IgM isotype, N= 35 vs N= 25; IgG-isotype, N= 40 vs. N= 15 for Id-vaccine and control arms, respectively). In patients presenting with an IgM tumor isotype and receiving an IgM-Id vaccine, median time to relapse after randomization was 52.9 months versus 28.7 months in IgM tumor isotype control-treated patients (P= 0.001) and 30.6 months in all controls (Figure 7). Among patients receiving IgG-Id vaccine, median time to relapse after randomization was 35.1 months versus 32.4 months in IgG tumor isotype control-treated patients (P= 0.807) (Figure 8). Cox proportional hazard modeling supports an interaction between treatment arm and Ig isotype (P=0.039). When patients were grouped by light chain type, there was no difference in DFS (data not shown).

Figure 8. Disease free survival in IgM isotype patients

Figure 9. Disease free survival in IgG isotype patients

Biovest’s Phase 3 clinical trial had two unique manufacturing features, where (a) the vaccine consists of the full structure of the idiotype protein (that is, both the variable and the constant regions of the immunoglobulin) and (b) the idiotype of the vaccine matches the idiotype of the patient’s own tumor. These unique features allowed Biovest to be the first to investigate the clinical efficacy implications of the two tumor isotypes. The prior Phase 3 clinical trials of FL idiotype vaccines conducted by Genitope Corporation and Favrille, Inc. used a manufacturing process known as recombinant manufacturing that universally linked the patient’s variable region of the idiotype into an IgG isotype without regard to the actual isotype of each patient’s tumor. Biovest believes that the use of an IgG isotype was due to the comparative ease of manufacture and purification of IgG proteins, as well as to their relatively long half-life. There are two implications of the manufacturing processes used by these prior clinical trials: (1) clinical efficacy cannot be compared by isotype group; and (2) the lack of clinical efficacy observed in these clinical trials may be due to the tolerogenic effect of the universal IgG isotype used in the vaccine manufacturing. As such, Biovest believes that its analysis by tumor isotype may provide profound insight into the efficacy of BiovaxID and may also suggest methods by which cancer vaccines in general could be developed in the future.

BiovaxID™ Regulatory and Marketing Status

Under Biovest’s IND for BiovaxID, two Phase 2 clinical trials and one Phase 3 clinical trial have been completed studying BiovaxID for the indication of FL and MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID compared to vaccinated controls. Biovest believes that these clinical trials demonstrate the safety and efficacy of BiovaxID and Biovest has presented comprehensive summaries of the clinical development and clinical data to regulatory authorities in the EU, Canada and the U.S.

Based on Biovest’s scientific advice meetings with multiple EU-Member national medicines agencies, on June 13, 2012, Biovest filed its formal notice of intent to file a MAA with the EMA, which begins the EU marketing approval application process. In response to Biovest’s notice of intent to file for marketing approval, the EMA notified Biovest that Biovest is eligible to submit its planned MAA for BiovaxID under the EMA’s centralized procedure, as an orphan medicinal product for the treatment of FL. Under the EMA centralized procedure, the marketing approval of BiovaxID can be simultaneously obtained throughout all EU-member countries with a single MAA. Also, as part of the EMA’s centralized procedure, Biovest’s planned MAA for BiovaxID will be assessed by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), which designates from within its membership, a Rapporteur and Co-Rapporteur, as well as a Pharmacovigilance Risk Assessment Committee (“PRAC”) Rapporteur and Co-Rapporteur. The Rapporteur and Co-Rapporteur are assigned with the primary responsibility of preparing and delivering an approvability evaluation report, supported by a team of assessors from their National Authority. In 2012, the PRAC Rapporteur and Co-Rapporteur was implemented after the latest revisions to the EMA safety requirements on Pharmacovigilance and Risk Assessment Plan, with the primary responsibility of preparing and delivering an approvability evaluation report specifically with regards to safety. The EMA has also notified Biovest regarding the EMA’s official designation of the Rapporteur and Co-Rapporteu, and PRAC Rapporteur and Co-Rapporteur to our planned MAA for BiovaxID. Biovest conducted its EMA Pre-submission Meeting for the MAA on September 12, 2012, during which Biovest’s planned application dossier was validated. Biovest could receive a decision regarding EU marketing approval for BiovaxID within 12 months after the submission of Biovest’s MAA, assuming the that rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered.

Additionally, based on a scientific advice meeting conducted with Health Canada, Biovest has announced plans to file a NDS seeking marketing approval in Canada. Biovest could receive a decision regarding Canadian marketing approval for BiovaxID within 12 months after the submission of Biovest’s NDS, assuming that the rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered.

Biovest conducted a formal clinical meeting with the FDA in order to define the path for BiovaxID’s filing of a BLA for BiovaxID’s U.S. regulatory/marketing approval. Further in its guidance, the FDA required that Biovest conduct a second Phase 3 clinical trial to complete the clinical data gained through Biovest’s first Phase 3 clinical trial and Biovest’s BiovaxID development program to support its filing of the BLAfor BiovaxID. Biovest is preparing, subject to required funding, to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market. Concurrent with complying with the FDA’s guidance, Biovest plans to continue to advance marketing and regulatory approvals for BiovaxID in the EU and Canada with those planned filings of a MAA and NDS, respectively, supported by evidence of clinical benefit from the three clinical trials conducted to date in collaboration with the NCI.

As Biovest continues to advance its efforts to comply with various regulatory validations and comparability requirements related to its manufacturing process and facility, no assurances can be given that substantial additional requirements will not be imposed by any regulatory agencies, including the EMA, Health Canada, and the FDA for the regulatory/marketing approval of BiovaxID.

Subsequent regulatory/marketing approval of BiovaxID, if any, may require Biovest to perform additional clinical studies as a condition to approval or continued marketing of BiovaxID, which may result in additional clinical trial expenses. Once received, there can be no assurances that Biovest will receive continued regulatory/marketing approval. Biovest’s ability to timely access required financing will continue to be essential to support the ongoing efforts to pursue the development and potential regulatory/marketing approval of BiovaxID.

Proprietary Rights to BiovaxID™

As a result of the FDA’s Orphan Drug designation of BiovaxID for the treatment of FL, MCL and Waldenstrom’s Macroglobulinemia, a rare B-cell subtype of NHL, Biovest has 7 years of market exclusivity in the U.S. from the date of the FDA’s marketing approval for these three B-cell subtypes of NHL. Biovest also has 10 years of market exclusivity in the EU as a result of the EMA’s Orphan Medicinal Product designation of BiovaxID for the treatment of FL and MCL.

In addition, the regulations adopted in both the U.S. and the EU governing “biosimilar” products (the term adopted to describe generic biologic pharmaceutical products) provide Biovest with “data exclusivity” (i.e., no biosimilar could reference the BiovaxID clinical data) for 12 years in the U.S. and 8 years in the EU. Those same biosimilar regulations make it extremely difficult to qualify as a “biosimilar”, and even for those products which can clear that hurdle, independent clinical data is required prior to licensure.

In addition to market exclusivity based on governmental regulation, Biovest relies on proprietary rights provided by a combination of an exclusive world-wide license to the cell line that is used in the production of BiovaxID, patent protection, trade secret protection, and our ongoing innovation. Although the composition of BiovaxID, in its current form, is not patentable, Biovest has filed U.S. and foreign patent applications relating to methods of treatment using BiovaxID. Biovest has also filed an international patent application (“PCT”) and a provisional application relating to methods for producing and selecting idiotype vaccines for treatment of B-cell cancers. Also, Biovest has filed a provisional application covering the use of a biomarker for predicting cancer vaccine effectiveness and patient outcomes. In addition, Biovest has filed U.S. and foreign patent applications relating to certain features of the AutovaxID® instrument used in the production of BiovaxID. The AutovaxID instrument is Biovest’s proprietary production system which is fully enclosed, automated and has disposable components for each patient’s personalized vaccine. Biovest believes that, without the availability of an automated production system, the methods used to produce a patient-specific immunotherapy are time-consuming and labor-intensive, resulting in a very expensive process that would be difficult to scale up. Following the findings related to the apparent role of the IgM isotype in clinical benefit from the vaccine, Biovest filed a broad range of patent applications covering various applications of these findings. Biovest has re-filed for U.S. registration of the trademark BiovaxID™ and has registered BiovaxID® as a Community Trademark in the EU. BiovaxID is manufactured with a proprietary cell line, which Biovest has licensed on a worldwide exclusive basis from Stanford University (“Stanford”). Biovest believes that the use of any cell line other than Biovest’s exclusively licensed cell line, in the production of a similar idiotype vaccine would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

BiovaxID™ Manufacturing Process and Facility

Manufacturing Process

The BiovaxID manufacturing production process begins when a sample of the patient’s tumor is extracted by a biopsy and the sample is shipped refrigerated to Biovest’s facility in Minneapolis (Coon Rapids), Minnesota. At its facility, Biovest identifies the idiotype that is expressed on the surface of the patient’s tumor cells through laboratory analysis. Additionally, Biovest identifies whether the isotype is IgM or IgG. In NHL, the tumor B-cells bear the surface idiotype (immunoglobulin or antibody) derived from the original transformed malignant B-cell, but do not typically secrete it in an amount suitable for vaccine production. In order to make sufficient quantities of idiotype for vaccination, the patient’s tumor cells are then fused with an exclusively licensed cell line (mouse/human heterohybridoma cell line, K6H6) from Stanford to create a hybridoma or hybrid cell.

After the creation of the hybridoma, Biovest determines which hybridoma cells display the same antigen idiotype as the patient’s tumor cells, and those cells are selected to produce the vaccine. The selected hybridoma cells are then seeded into Biovest’s proprietary hollow fiber bioreactors, where they are cultured and where they secrete or produce idiotype antigen. The secreted idiotype is then collected from the cells growing in the hollow fiber bioreactor. After a sufficient amount of idiotype is collected for the production of an appropriate amount of the vaccine, the patient’s idiotype is purified using multi-step purification processes (see Figure 10a).

Figure 10a. Individualized Manufacturing Process for BiovaxID™ Immunotherapy: (Clockwise) Beginning with an excisional (>2cm) lymph node biopsy, tumor cells are fused with Biovest’s proprietary mouse/human heterohybridoma in order to induce secretion of normally surface-bound tumor immunoglobulin (idiotype). Id-secreting clones are identified by comparing their unique idiotype sequence to the tumor’s after which they are cultured (expanded) in a proprietary hollow fiber bioreactor system (not shown). During culture, supernatant (containing idiotype) is collected until sufficient amounts have been produced to yield adequate dosage of vaccine. This supernatant is purified by affinity chromatography and conjugated (bonded) to KLH carrier protein, resulting in a finished vaccine that can be shipped and administered to patients. In Biovest’s Phase 3 clinical trial, manufacturing success was approximately 95% of treated patients. (Fig. reprinted from Neelapu, et al. Exp. Opin Biol Ther 2007).

Figure 10b. Hollow fiber perfusion to produce the cell cultures used in the manufacture of BiovaxID™.

Biovest uses a method known as “hollow fiber perfusion” to produce the cell cultures used in the manufacture of BiovaxID (see Figure 10b). Hollow fiber perfusion, as compared to other cell culture methods, seeks to grow cells to higher densities more closely approaching the density of cells naturally occurring in body tissue. The hollow fiber perfusion method involves using hair-like plastic fibers with hollow centers which are intended to simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is delivered through the hollow centers of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. Biovest believes that hollow fiber technology permits the harvest of cell culture products with generally higher purities than stirred-tank fermentation, a common alternative cell culture method, thereby reducing the cost of purification as compared to stirred tank fermentation. Additionally, the technology associated with the hollow fiber process generally minimizes the amount of costly nutrient media required for cell growth as opposed to other cell culturing techniques.

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

The BiovaxID vaccine is administered in conjunction with GM-CSF, a natural immune system growth factor that is administered with the idiotype vaccine to stimulate the immune system and increase the response to the idiotype vaccine. In the FL Phase 2 and Phase 3 clinical trials patients were administered 5 monthly BiovaxID injections in the amount of 0.5 milligram of idiotype per injection, with the injections being given over a 6-month period of time in which the fifth month is skipped. Through this process, the patient-specific idiotype is used to stimulate the patient’s immune system into targeting and destroying malignant B-cells bearing the same idiotype.

Biovest estimates that an average of 2 to 3 months is required to manufacture each BiovaxID vaccine, which for most patients may overlap the time period when induction chemotherapy is being administered. While the manufacturing process for BiovaxID is highly personalized to each patient, Biovest considers it to be highly controlled and predictable. The most common reason for a failure to successfully produce a patient’s vaccine was the presence of rare idiotype variants as opposed to the failure of a step in the manufacturing process. During the Phase 3 clinical trial, Biovest experienced approximately 95% success rate in manufacturing its BiovaxID vaccines.

Manufacturing Facility

BiovaxID™ is a personalized medicine which is produced separately for each individual patient through a laboratory-type process based on the patient’s own tumor cells derived by biopsy. Following regulatory/marketing approval of BiovaxID, Biovest plans to initially produce BiovaxID in its existing leasehold space in Minneapolis (Coon Rapids), Minnesota. In order to facilitate the regulatory/marketing approval process, Biovest has completed a dedicated pilot scale suite of laboratory clean rooms especially designed to produce BiovaxID. As the regulatory/marketing approval process advances toward completion and subject to availability of funding, Biovest anticipates expanding its current leasehold space or adding new manufacturing facilities as required, to meet the anticipated commercialization requirements. During the Phase 3 clinical trial, BiovaxID was produced at Biovest’s facility in Worcester, Massachusetts. Because, Biovest has relocated the site of the manufacturing process to Biovest’s Minneapolis (Coon Rapids), Minnesota facility following the Phase 3 clinical trials and because Biovest is expanding this facility, Biovest is currently in the process of demonstrating to the national and/or international regulatory agencies that the BiovaxID vaccine produced under these new conditions is comparable to the BiovaxID vaccine produced that was the subject of earlier clinical testing. This requirement will also apply to future expansions of the facility, such as the possible expansion to additional facilities that may be required for successful commercialization of BiovaxID. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing Biovest’s AutovaxID® instrument. A showing of comparability requires data demonstrating that the BiovaxID vaccine produced continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

INSTRUMENTS AND DISPOSABLES

Biovest provides a range of cell culture systems that are used to produce small, research and development-scale through large, production-scale quantities of cell culture products. Biovest’s cell culture systems all incorporate perfusion technology and hollow fiber cartridges. Because of these shared characteristics, all of Biovest’s cell culture systems listed below can be used to culture a variety of cell lines (hybridomas, CHO, MDCK, BHK and others) to produce a range of cell-based products, such as monoclonal antibodies, other secreted proteins, virus, virus-like particles, vaccines, and whole cells. Biovest’s smaller cell culture systems can be scaled-up to any of Biovest’s larger cell culture systems. Biovest utilizes scaled-up methods in its hollow fiber systems because they are linear and predictable, which is not true of competing technologies. Biovest’s cell culture system product line, in order of increasing capacity, includes:

HF PRIMER™: The HF Primer is a low-cost cell culture system capable of producing small, research and development quantities of the cell culture products from mammalian cell lines. The HF Primer also provides a relatively inexpensive option to evaluate the efficacy of new cell lines or applications in perfusion technology that can then be scaled-up to any of Biovest’s larger cell culture systems. HF Primer is a single-use, fully disposable product that requires no investment in custom equipment.

MULTI-6™: The Multi-6 is a low-cost cell culture system capable of simultaneously producing small, research and development -scale quantities of six different cell culture products. Optionally, the Multi-6 can be used to produce one cell culture product at a rate that is six-fold higher than the HF Primer. This flexibility allows a researcher to operate one Multi-6 instead of managing six separate HF Primer systems running side-by-side. Multi-6 applications can be scaled-up to Biovest’s larger AutovaxID® or other cell culture systems listed below, if the need arises. Multi-6 is a single-use, fully disposable product that requires no investment in custom equipment.

AUTOVAXID®: The AutovaxID is Biovest’s most advanced, fully automated cell culture system. Its set-up and operation requires very little technician expertise and labor in comparison to competing cell culture system technologies, and even Biovest’s other cell culture systems listed below. The AutovaxID was designed from the beginning to: enable multi-product facilities, capture most all production information into its CFR 21 Part 11-compliant electronic records system, and operate as a fully closed-system biologics-manufacturing platform. The AutovaxID allows supervisors to implement built-in software controls to ensure technicians adhere to strictly defined production protocols for cGMP environments or remove this feature when it is not needed, such as in research and development operations. There are four single-use AutovaxID disposables to provide researchers the needed flexibility to go from research and development through pilot-scale production. One of the disposable options even allows the simultaneous culturing of three different cell lines to produce three different products in small quantities. When needed, one cell line can then be scaled-up to AutovaxID’s larger-capacity disposables. Biovest plans to utilize AutovaxID’s advanced capabilities to streamline commercial manufacture of BiovaxID™. AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically and in compliance with cGMP standards. Additionally, Biovest has contracted with the DoD and others to further develop the AutovaxID and related Biovest’s other hollow fiber bioreactor systems to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

ACUSYST-MINIMAX®: The miniMax® is an economical system that provides the flexibility and technology needed to support optimization studies and research through pilot-scale production of the cell culture products listed above. The miniMax is a tabletop instrument that uses simple, but robust, microprocessors to automatically control pH, incubator temperature, fluid-flow dynamics, and seven process pumps. This system offers two single-use disposables options to meet varying production requirements. Optimization results determined in the miniMAX can be transferred to Biovest’s larger systems listed below. The production capacity is equivalent to an AutovaxID, but the miniMAX does not have the advanced features, controls, simpler setup and ease of operation available through the AutovaxID.

ACUSYST-MAXIMIZER®: The Maximizer is an economical system with a design that is similar to the miniMAX system. This system has all of the features of miniMAX, using single-use disposables that either match or double the production capacity of the miniMAX system. The Maximizer is an economical system for process development and routine productions. The Maximizer offers the flexibility of four single-use disposables to meet varying production requirements. Production processes determined in the Maximizer can be scaled-up to Biovest’s largest cell culture system, AcuSyst-Xcellerator®.

ACUSYST-XCELLERATOR®: The Xcellerator® is a freestanding, production-scale cell culture system that has been used for production of a FDA-licensed biologic. The Xcellerator contains an incubator, a refrigerator, a built-in computer that has a CFR 21 Part 11-compliant electronic records system, numerous process pumps, and a touch screen for local control. The Xcellerator supports remote monitoring and/or control via standard web browsers. The system supports two independent single-use disposables and, therefore, can simultaneously culture two different cell lines to produce two products. The Xcellerator has a production capacity that is equivalent to a 20x scale-up of AutovaxID’s capacity.

In addition to instrument and disposables sales, Biovest has recurring revenue from the sale of hollow fiber bioreactors, cultureware, tubing sets and other disposable products and supplies for use with its cell culture system instrument product line. Revenues from such disposable products represented approximately 73% and 59% of Biovest’s total revenue from this business segment for both the years ended September 30, 2012 and 2011, respectively.

Currently, Biovest assembles, validates and packages the instruments and disposables, cell culture products and services which it sells. Customers for Biovest’s instruments and disposables are the same potential customers targeted for Biovest’s contract cell culture products and services which include biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories.

Proprietary Rights to Instruments and Disposables

Biovest owns several patents covering various aspects of its hollow fiber perfusion process, instruments and proprietary cell culturing methods. Biovest owns U.S. Patent No. 6,001,585, which protects the HF Primer ™ cell culture systemand its use in screening cell lines and process conditions. Although the HF Primer micro hollow fiber bioreactor is impractical for large-scale vaccine production, it may be used as an efficient screening tool to cost-effectively determine how well a cell line will perform in a hollow fiber system, such as the AutovaxID® instrument, which is used in the production of BiovaxID™. U.S. Patent No. 6,001,585 will expire in November 2017.

Biovest has also filed U.S. and foreign patent applications relating to certain features of the AutovaxID instrument. Several patents have been granted in the EU covering the AutovaxID’s extra-capillary (EC) fluid cycling system, which enables control of fluid volumes in the hollow fiber bioreactor during manufacture of BiovaxID in a closed, contamination-free environment. These EU patents will remain in force until 2027.

Biovest has filed (a) a PCT application covering the use of AutovaxID instrument for rapid, large-scale production of virus, virus-like particles, and viral vaccines at a high yield, (b) a PCT application concerning an integrated apparatus and method for production and purification of antibodies and (c) a provisional application concerning cultureware modules and biomanufacturing suites for large-scale production of cells and cell-derived products such as antibodies, proteins, virus, and virus-like particles.

CELL CULTURE PRODUCTS AND SERVICES

Biovest manufactures mammalian cell culture products such as, whole cells, recombinant and secreted proteins, and monoclonal antibodies. Additionally, Biovest provides related services as a contract resource to assist Biovest’s customers in developing cell production process protocols, cell line optimization, cell culture production optimization, media evaluation and other related services. This segment of Biovest’s business represented approximately $0.8 million (approximately 22%) and $1.3 million (approximately 33%) in revenues for the years ended September 30, 2012 and 2011, respectively.

With Biovest’s focus on pre-launch therapeutics and marketed diagnostics production, Biovest serves all the manufacturing needs of our customers. From process development to regulatory support, Biovest’s one-stop comprehensive approach provides solutions for clients that have chosen to temporarily or permanently outsource any or all stages of drug development. If needed, commercial production capacity for product launch is seamless, Biovest provides all the required regulatory support, including biocompatibility studies.

With nearly 30 years of expert experience in cell culture, Biovest formulates the optimal strategy for its customers’ biologics manufacturing. By accurately matching the level of hollow fiber bioreactor production technology to Biovest’s customers’ phase of product development, Biovest’s customers can manage their overall investment risk. Only as products advance to the next stage of development does Biovest scale to higher-output production systems. Customers of Biovest’s cell culture products and services are biopharmaceutical and biotechnology companies, medical schools, universities, research facilities, hospitals and public and private laboratories. Biovest generally produces cell culture products pursuant to contracts which specify the customer’s requirements for the cell culture products to be produced or the services to be performed.

There are various processes commonly used to expand mammalian cells generally used for the production of antibodies. These may include hollow fiber bioreactor perfusion, stirred tank fermentation, roller bottle and other processes. Biovest primarily uses hollow fiber bioreactor technology to expand customer provided cell lines and produce the respective monoclonal antibodies. This technology grows cells to higher densities which more closely mimics mammalian physiology. Biovest has significant expertise with in vitro (outside the living body) cell culture methods for a wide variety of mammalian cells. Mammalian cells are complicated and dynamic, with constantly changing needs. A primary component of hollow fiber bioreactors is fibers made of plastic polymers. The fibers are hair-like with hollow centers which simulate human capillaries. Thousands of these fibers are inserted in a cartridge, which we refer to as a bioreactor. The cells are grown on the outside of the hollow fibers while nutrient media used to support cell growth is perfused through the lumen of the fibers. The fiber walls have small pores, allowing nutrients to pass from the hollow center to the cells. The fibers act as filters and yield concentrated secreted products. Because the cells are immobilized in the bioreactor, the concentrated product can be harvested during the ongoing cell growth process. Hollow fiber technology permits harvests of cell culture products with generally higher purities thereby reducing the cost of downstream purification processes. This technology generally minimizes the amount of costly nutrient media required for cell growth.

The most generally used process for mammalian cell production is stirred tank fermentation. Hollow fiber bioreactor technology can be contrasted with the competitive stirred tank fermentation process which takes place in tanks of various sizes. Cells are grown inside the tanks in culture medium which is maintained under controlled conditions and continuously stirred to stimulate growth. At the end of the growing process, as opposed to incrementally during the growth process, cells are separated from the medium and the protein of interest is isolated through a series of complex purification processes. The size of the tanks generally result in stirred tank fermentation facilities requiring significantly more start-up costs, space and infrastructure than comparable production facilities using hollow fiber technology. While stirred tank fermentation and hollow fiber technology are both used for cell production of various quantities, Biovest believes that the stirred tank fermentation process is currently more commonly used for larger scale commercial production requirements. Biovest believes that hollow fiber technology has advantages in scalability, start-up time and cost in the early development of antibody production.

Biovest’s patented hollow fiber technology is the key to optimizing its customers’ biologics manufacturing. For Phase I, Phase II and Phase III cGMP production, Biovest’s hollow fiber bioreactor perfusion technology provides economic advantages through largely automated culture of a relatively large, densely packed population of cells in a small space. Additionally, the low molecular weight cut-off of the fiber membrane allows more expensive media components to be conserved, while less expensive basal media is continuously perfused through the bioreactor. As a result, this automated approach can be more cost-effective than conventional platforms generally used for maintenance of large cell populations. In the expanding field of personalized medicine where patient specific drugs and therapeutics are frequently envisioned, such as BiovaxID™, Biovest believes that hollow fiber technology may be the appropriate cell culture production technology.

SINUNASAL™ LAVAGE SYSTEM

We anticipate developing the SinuNasal™ Lavage System (“SinuNasal”) as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis, also sometimes referred to as chronic rhinosinusitis, and upon clearance or approval with the FDA, we intend and anticipate to market this device under the name SinuNasal. SinuNasal is believed to provide benefit by delivering a proprietary buffered irrigation solution (patent pending) to mechanically flush the nasal passages to improve the symptoms of refractory chronic sinusitis patients post-surgery.

SinuNasal™ Market Opportunity

Chronic sinusitis is one of the more prevalent chronic illnesses in the U.S., affecting persons of all age groups. The overall prevalence of chronic sinusitis (“CS”) in the U.S. is 146 per 1,000 population, with approximately 31 million Americans suffering from rhinosinusitis every year, and an estimated 90% of these cases being chronic. For unknown reasons, the incidence of this disease appears to be increasing yearly. This results in a conservative estimate of 18-22 million physician visits in the U.S. each year and a direct treatment cost of $3 to $4.5 billion annually. CS is the fifth most common disease treated with antibiotics and up to 64% of patients with AIDS develop CS. The lack of an effective treatment for CS has historically been due to an inability of the medical community to identify the underlying cause of the condition. Due to lack of knowledge regarding the cause of CS, most treatment methods for CS have focused only on the symptoms of the disease.

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

We believe that SinuNasal should be regulated by the Center for Devices and Radiological Health as a prescription medical device for the treatment of patients with refractory, post-surgical CS. However, in April 2010, the Office of Combination Products (“OCP”) within the FDA ruled that SinuNasal is not a medical device, but rather, is a combination product with a drug primary mode of action requiring regulation by the Center for Drug Evaluation and Research. The effect of this OCP determination is to subject SinuNasal to regulatory requirements as a drug product, likely including the submission of a NDA, typically a much more difficult, lengthy, and expensive pathway to market as compared to clearance or approval of a medical device. In July 2010, after the OCP reconsidered and affirmed its decision, we appealed the ruling to a higher office within the FDA that supervises the OCP. In March 2011, we presented written and oral argument in connection with an appeal meeting that SinuNasal’s mechanical mode of action meets the definition of a medical device and that it is not a combination product or, if it is, that the device mode of action is primary. On December 1, 2011, FDA issued its decision upholding the ruling of the OCP. We are now considering options such as discussing with the regulatory agency the appropriate regulatory program required to ultimately seek approval or alternatively to potentially commence a lawsuit against the FDA seeking reversal of the OCP ruling and FDA’s affirmation of that decision. There can be no assurance that we will pursue any specific option or what the outcome of such option will ultimately prove to be. Pending such determination, we are unable to determine the next potential development and/or regulatory steps to advance SinuNasal. If the litigation is not pursued or is not successful, our potential future development and commercialization plans for SinuNasal will require greater expense and a longer timeline than would have been the case if device regulation applied, possibly resulting in discontinuation of the project altogether.

CONSULTING SERVICES – ANALYTICA INTERNATIONAL, INC.

On December 15, 2011, we, along with Analytica, closed on the sale of substantially all of Analytica’s assets and business to a purchaser for a maximum aggregate purchase price of up to $10.0 million, consisting of fixed and contingent payments. As part of the purchase, the purchaser agreed to grant to us, for no additional consideration, up to $0.6 million worth of research services at our request to support our ongoing biotechnology activities. In consideration for the sale of the assets and business, the purchaser paid $4.0 million for our benefit directly to Laurus/Valens for the pre-payment of the Laurus/Valens Term Notes (described below). On March 30, 2012, the purchaser paid us $1.5 million, based upon a formula involving the aggregate gross revenue of the purchaser’s wholly-owned subsidiary, Analytica LA-SER International, Inc. from December 15, 2011 through March 31, 2012, as well as the aggregate backlog of Analytica LA-SER International, Inc.’s business as of March 31, 2012. The remainder of the purchase price, up to a maximum of $4.5 million will be calculated based upon a multiple of Analytica LA-SER International, Inc.’s earnings before interest, taxes, depreciation and amortization (EBITDA) for specified periods, with certain adjustments for the amount of research services actually acquired by us up to $0.6 million.

COMPETITION

Biotechnology has experienced and is expected to continue to experience, rapid and significant change. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with any of our product candidates. We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

•	healthcare companies;

•	chemical and biotechnology companies;

•	biopharmaceutical companies; and

•	companies developing drug discovery technologies.

We expect to compete on, among other things, the safety and efficacy of our product candidates and more desirable treatment regimens, combined with the effectiveness of our experienced management team. Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel, to identify and secure the rights to and develop pharmaceutical products and compounds, and to exploit these pharmaceutical products and compounds commercially before others are able to develop competitive products.

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

There are currently a number of FDA-approved drugs for the treatment of MS, including: interferon ß-1b (Betaseron®), interferon ß-1a (Avonex® and Rebif®) glatiramer acetate (Copaxon®), mitoxantrone (Novantrone®), natalizumab (Tysabri®) and we anticipate, additional drugs are being or will be developed. Accordingly, we expect competition for Cyrevia in all autoimmune diseases to be significant.

Competition for BiovaxID™

The use of monoclonal antibodies as initial or induction therapy, and increasingly for maintenance therapy, has become well-established and generally accepted. Products that are well-established or accepted, including monoclonal antibodies such as Rituxan®, may constitute significant barriers to market penetration and regulatory approval which may be expensive, difficult or even impossible to overcome. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with BiovaxID.

If approved, BiovaxID will be required to compete with currently approved therapies, as well as therapies which may be approved in the future. There are currently no approved active immunotherapeutic drugs which seek to induce an adaptive, specific and durable immune response to identify and eradicate the residual lymphoma cells remaining after a patient achieves remission in an effort to extend that remission or avoid relapse. BiovaxID is a therapy designed to be administered to lymphoma patients who have achieved complete remission after initial chemotherapy treatment. If approved, BiovaxID would represent a new class of drugs available to treat FL and potentially offering a new treatment option for FL patients.

BiovaxID is the only personalized cancer vaccine for treatment of FL that has demonstrated significant clinical benefit in a Phase 3 clinical trial. Two other vaccines, MyVaxTM developed by Genitope Corporation (“Genitope”) and Specifid™ developed by Favrille, Inc. (“Favrille”) which were studied in Phase 3 clinical trials in FL patients did not report statistically significant clinical benefit and we believe are no longer under development. There are fundamental structural differences between BiovaxID and the cancer vaccines developed by Genitope and Favrille; Genitope and Favrille manufactured their respective vaccines with IgG isotypes without regard to the patient’s actual isotype and their clinical trial designs under which the clinical efficacy of these vaccines were tested were different, which we believe explains why BiovaxID achieved significant clinical benefit while Genitope and Favrille’s vaccines did not.

Chemotherapy and monoclonal antibodies are widely used for the treatment of FL. Although chemotherapy and monoclonal antibodies can substantially reduce the tumor mass and in most instances achieve clinical remission, the remission is generally of limited duration. FL patients generally relapse and the cancer usually becomes increasingly resistant to further chemotherapy treatments. The patient’s response to therapy becomes briefer and weaker with each additional course of therapy, such that eventually further chemotherapy would offer no clinical benefit.

A number of passive immunotherapies, such as rituximab and radioimmunotherapeutic agents (radioisotopes linked to monoclonal antibodies), are approved by the FDA for the treatment of FL. A monoclonal antibody is a type of antibody produced in large quantity that is specific to an antigen that is expressed by tumor cells and also by some normal cells. These therapies have been used as primary treatment and also as part of combination induction therapy including chemotherapy and rituximab based therapy is considered to be the standard of care to treat FL. In an effort to prolong the duration of the clinical remission monoclonal antibodies have increasingly been used as maintenance therapies.

If approved to treat FL, BiovaxID will face competition from other approved drugs, including rituximab maintenance. Penetrating a market and achieving usage by physicians and patients in the face of an established standard of care is anticipated to represent a significant marketing challenge.

If approved to treat MCL, BiovaxID will be required to compete with other approved and/or development therapies for the treatment of MCL. There is currently no consensus standard of care for the first line treatment of MCL; however, there are a number of FDA-approved agents used for the treatment of MCL both in first line settings and in patients in relapse.

Competition for AutovaxID®

There are many kinds of technologies for the manufacture of cell-based products. The technology relied upon by Biovest’s instruments and disposables are referred to as hollow fiber perfusion, which is not widely accepted for large-scale manufacturing and, notwithstanding Biovest’s development efforts, may not become widely accepted in the future. Biovest’s hollow fiber bioreactors must compete with many other kinds of cell-based manufacturing instruments including, but not limited to, stirred-tank reactors; airlift fermentors; roller bottles; packed bed reactors; two-chamber reactors; ceramic matrix systems; batch fermentation techniques; and WAVE bioreactors. There can be no assurance that Biovest’s hollow fiber systems will gain widespread acceptance competing with other established technologies marketed by industry leaders such as General Electric, Lonza, 3M, Sartorius Stedim, Thermo Scientific and Sandoz Biopharmaceuticals.

Competition for cell-based instruments is intense. Most of the developers, manufacturers and marketers of cell-based manufacturing instruments are much larger, more entrenched with potential customers and better financed than Biovest which places Biovest at a competitive disadvantage.

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

PATENTS, TRADEMARKS AND PROTECTION OF PROPRIETARY TECHNOLOGY

We are pursuing a number of methods to establish and maintain market exclusivity for our product candidates to the greatest extent possible, including seeking patent protection, the use of statutory market exclusivity provisions, and otherwise protecting our intellectual property.

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications when possible relating to our proprietary technology, inventions, and improvements that are important to our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

We have implemented a multi-faceted strategy to maintain and protect our proprietary interests in Cyrevia™, involving various forms of intellectual property, including patent exclusivity. We have exclusively licensed from JHU several patent applications covering the use of high-dose cyclophosphamide to treat autoimmune diseases and we recently received an Advanced Notice of Allowance from the European Patent Office for an application with claims covering the use of high-dose cyclophosphamide to treat MS. We will continue to aggressively pursue intellectual property protection around Cyrevia.In addition to in-licensed patent applications, we own several patent applications covering modified cyclophosphamide treatment regimens, patient screening protocols that maximize the safety and effectiveness of cyclophosphamide treatment regimens, and our computerized central risk-management system, REBOOTSM. We have applied for U.S. and Canadian registration of the trademark REBOOTSM and also have applied for EU and Canadian registration of the trademark Cyrevia™.

A list of published U.S. and foreign patent applications within the Cyrevia™ portfolio, which are licensed or wholly or jointly owned by us are as follows:

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions
US2007/0202077	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Dec. 4, 2006/Aug. 30, 2007	United States

WO2007/065167	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Dec. 4, 2006/Jun. 7, 2007	Australia, Canada, Europe, Mexico

WO2008/034071	METHOD OF IDENTIFYING PATIENTS SUITABLE FOR HIGH-DOSE CYCLOPHOSPHAMIDE TREATMENT by Robert A. Brodsky et al.	Sept. 14, 2007/Mar. 20, 2008	United States

WO2008/034074	USE OF HIGH-DOSE CYCLOPHOSPHAMIDE IN COMBINATION WITH ANTI-IDIOTYPIC VACCINES IN ANTI-CANCER THERAPY by Robert A. Brodsky et al.	Sept. 14, 2007/Dec 14, 1999	United States

WO2008/156494	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS IN COMBINATION WITH MONOCLONAL ANTIBODIES FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Oct. 17, 2007/Dec. 24, 2008	United States

WO2009/094456	USE OF HIGH-DOSE, POST-TRANSPLANTATION OXAZAPHOSPHORINE DRUGS FOR REDUCTION OF TRANSPLANT REJECTION by Ephraim Fuchs et al.	Jan. 22. 2009/Jul. 30, 2009	United States

US 2011/0097426	METHODS FOR SAFE AND EFFECTIVE TREATMENT USING OXAZAPHOSPHORINE DRUGS by Francis E. O’Donnell, Jr. et al.	May 21, 2010/Apr. 28, 2011	United States

US 2011/0117050	METHODS FOR PROVIDING A SYSTEM OF CARE FOR AN OXAZAPHOSPHORINE DRUG REGIMEN by Francis E. O’Donnell, Jr. et al.	May 21, 2010/May 19, 2011	United States

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions
US 2011/0082115	METHODS FOR PROVIDING A SYSTEM OF CARE FOR AN OXAZAPHOSPHORINE DRUG REGIMEN by Francis E. O’Donnell, Jr. et al.	May 27, 2010/Apr. 7, 2011	United States

US 2007/0202077	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	Dec. 4, 2006/Aug. 30, 2007	United States

US 2011/0092462	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS FOR TREATING IMMUNE DISORDERS by Robert A. Brodsky et al.	May 11, 2010/Apr. 21, 2011	United States

US 2012/0128685	USE OF HIGH-DOSE OXAZAPHOSPHORINE DRUGS IN COMBINATION WITH MONOCLONAL ANTIBODIES FOR TREATING IMMUNE DISORDERS by Carlos Santos et al.	Sept. 22, 2011/May 24, 2012	United States

US 2012/0148577	USE OF HIGH-DOSE, POST-TRANSPLANTATION OXAZAPHOSPHORINE DRUGS FOR REDUCTION OF TRANSPLANT REJECTION by Ephraim J. Fuchs et al.	Oct. 13, 2011/Jun. 14, 2012	United States

US 2012/0148611	CYCLOPHOSPHAMIDE IN COMBINATION WITH ANTI-IDIOTYPIC VACCINES by Robert A. Brodsky et al.	Sept. 12, 2011/Jun. 14, 2012	United States

Although our Phase 3 clinical trial for SinuNase™, a drug candidate to treat CS, was not considered to be successful and we which have discontinued development;. However, from our analyses of the SinuNase™ Phase 3 clinical trial data, we identified a potential new medical device for the treatment SinuNasal for CS. We have been granted U.S. Patent No. 8,211,460, which covers this treatment, and applied for U.S. registration of the trademark SinuNasal™, as we continue to investigate the development potential of this product candidate. U.S. Patent No. 8,211,460 was granted on July 3, 2012 and will expire February 12, 2030.

The following is information regarding Biovest’s owned and licensed patents and patent applications that Biovest considers material to its business:

Biovest owns several patents covering various aspects of its hollow fiber perfusion process, instruments and proprietary cell culturing methods. Biovest’s patents also cover aspects of its therapeutic vaccine production process. Biovest plans to continue pursuing patent and other proprietary protection for its product candidates, its technology and know-how. Currently, Biovest has two issued U.S. patents. Additionally, Biovest has several patent applications that are pending. Biovest presently issued U.S. patents will expire in July 2013 and November 2017. A list of Biovest’s U.S. and foreign patents and published patent applications are as follows:

Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date
5,541,105	METHOD OF CULTURING LEUKOCYTES by Georgiann B. Melink	Apr. 26, 1994/Jul. 30, 1996	July 30, 2013

6,001,585	MICRO HOLLOW FIBER BIOREACTOR by Michael J. Gramer	Nov. 14, 1997/Dec 14, 1999	Nov. 14, 2017

Foreign Patent No.	Title and Inventor(s)	Filing Date/Issue Date	Expiration Date
EP 2027247 (UK)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

DE602007012238D (Germany)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

AT2027247 (Austria)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

P2027247 (Switzerland)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

FR2027247 (France)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Jan. 26, 2011	May 21, 2027

GB2027247 (Great Britain)	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	May 21, 2007/Jan. 26, 2011	May 21, 2027

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions
US 2009/0215022	EXTRA-CAPILLARY FLUID CYCLING SYSTEM AND METHOD FOR A CELL CULTURE DEVICE by Darrell P. Page et al.	Nov. 20, 2008/Aug. 27, 2009	United States

US 2009/0269841	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	Nov. 20, 2008/Oct. 29, 2009	United States

EP 2029722	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/Mar. 4, 2009	Europe

EP240991	METHOD AND SYSTEM FOR THE PRODUCTION OF CELLS AND CELL PRODUCTS AND APPLICATIONS THEREOF by Robert J. Wojciechowski et al.	May 21, 2007/Dec. 6, 2007	Europe

US 2012/0114634	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	Nov. 21, 2011/May 10, 2012	United States

CA 2,739,918	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	Oct. 7, 2009/Apr. 15, 2010	Canada

EP 2344184	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	Oct. 7, 2009/Jul/ 20, 2011	Europe

Application Publication No.	Title and Inventor(s)	Filing Date/Publication Date	Countries/Regions
JP 2012-505229	METHODS FOR INDUCING A SUSTAINED IMMUNE RESPONSE AGAINST A B-CELL IDIOTYPE USING AUTOLOGOUS ANTI-IDIOTYPIC VACCINES THEREOF by Angelos M. Stergiou et al.	Oct. 7, 2009/Mar. 1, 2012	Japan

US 2011/0212493	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Apr. 22, 2011/Sep. 1, 2011	United States

AU 2009308354	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Apr. 29, 2009	Australia

CA 2,741,481	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Apr. 29, 2009	Canada

EP 2346984	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Jul. 27, 2011	Europe

IL 212387	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Apr. 29, 2009	Israel

JP 2012-506257	PERFUSION BIOREACTORS, CELL CULTURE SYSTEMS, AND METHODS FOR PRODUCTION OF CELLS AND CELL-DERIVED PRODUCTS by Mark Hirschel et al.	Oct. 22, 2009/Mar. 15, 2012	Japan

WO 2012/021840	MATERIALS AND METHODS FOR DESIGNING AUTOLOGOUS IDIOTYPE VACCINES AND TREATMENT OF B-CELL MALIGNANCIES by Carlos Santos et al.	Aug. 12, 2011/Feb. 16, 2012	International

WO 2012/064760	MATERIALS AND METHODS FOR DIRECTING AN IMMUNE RESPONSE AGAINST AN EPITOPE by Carlos Santos et al.	Nov. 9, 2011/May 18, 2012	International

Biovest has filed PCT applications based on or related to various aspects of its analyses of clinical benefit based on isotype, and to sequencing results matching vaccine to antigen coverage for the development of a companion diagnostic and to use of the AutovaxID® instrument for the production of viruses, virus-like particles, and antiviral vaccines such as those targeting influenza and other contagious diseases. In addition to Biovest’s independent research and development programs, it is anticipated that Biovest’s collaborations with industry and research partners will generate additional valuable intellectual property, which will be wholly-owned, jointly owned and/or licensed to Biovest.

Biovest also possesses licensed intellectual property used in the development and manufacture of BiovaxID™. BiovaxID is manufactured with a proprietary cell line, which Biovest has licensed on a world-wide exclusive basis from Stanford. This is significant, because Biovest believes that the use of any cell line other than its exclusively licensed cell line, in the production of a similar idiotype vaccine, would require filing a separate IND application and undergoing clinical testing evaluation by the FDA.

Additionally, Biovest considers trademarks to be important to its business. Biovest has established trademarks covering various aspects of its hollow fiber perfusion process, instruments and proprietary cell culturing methods (AutovaxID®, Primer HF®, Mini Max®, Xcellerator®, Acusyst-Maximizer® and Acusyst-Xcell®). Biovest has applied for the U.S. and foreign registration of the trademarks BiovaxID™ and Biovax™ in connection with its therapeutic cancer vaccine and Autovax™ in connection with its instrument used in the manufacture of BiovaxID. Biovest plans to continue aggressively pursuing trademark and other proprietary protection for its therapeutic vaccine technology and instrumentation, both nationally and internationally.

Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

GOVERNMENT REGULATION

Government authorities in the U.S. at the federal and state levels and in foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics, and medical devices. All of our product candidates in development will require regulatory/marketing approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. The FDA regulates drugs and well-characterized biologics under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and implementing regulations that are adopted under the FDCA. In the case of biologics, the FDA regulates such products under the Public Health Service Act. If we fail to comply with the applicable requirements under these laws and regulations at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of its operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us. The FDA also administers certain controls over the export of drugs and biologics from the U.S. Any failure by us, our suppliers of manufactured drug product, collaborators or licensees to obtain or maintain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our product candidates and our ability to receive product revenue, license revenue or profit sharing payments. In addition, statutes, rules, regulations, and policies may change and new legislation or regulations may be issued that could delay such approvals.

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and diagnostic products produced from biologic processes). The principal FDA regulations that pertain to our cell production activity include, but are not limited to 21CFR Parts 600 and 610 – General Biological Products and Standards; 21 CFR Parts 210 and 211 – current Good Manufacturing Practices for Finished Pharmaceuticals; 21 CFR Part 820 – Quality System Regulations (medical devices); and 21 CFR Part 58 – Good Laboratory Practice for Non-Clinical Laboratory Studies. FDA’s guidelines include controls over procedures and systems related to the production of mammalian proteins and quality control testing of any new biological drug or product intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products). FDA guidelines are intended to assure that the biological drug or product meets the requirements through rigorous testing with respect to safety, efficacy, and meet the purity characteristics for identity and strength. FDA approvals for the use of new biological drugs or products (that can never be assured) require several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, our cell culture systems used for the production of therapeutic or biotherapeutic products (biological drug or product) are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended (the “FD&C Act”).

Biovest’s cell culture systems used to produce cells for diagnostic uses are regulated under the FD&C Act as Class I medical devices. Medical devices are classified by the FDA into three classes (Class I, Class II and Class III) based upon the potential risk to the consumer posed by the medical device (Class I medical devices pose the least amount of risk, while Class III medical devices and “new” devices are presumed to inherently pose the greatest amount of risk). As Class I medical devices, Biovest’s systems must be manufactured in accordance with cGMP guidelines. Sales of such systems to customers using them to manufacture materials for clinical studies and licensure do not require prior FDA approval.

The process of complying with FDA guidelines and obtaining approvals from the FDA of applications to market biopharmaceutical drugs and products is costly, time consuming and subject to unanticipated delays. There is no assurance that Biovest’s customers will be able to obtain FDA approval for biological drugs and products produced with Biovest’s systems, and failure to receive such approvals may adversely affect the demand for our services.

Under the FD&C Act, Biovest’s customers must establish and validate standard operating procedures (“SOPs”) utilizing our cell culture technologies in their drug master files. Biovest provides assistance in operational, validation, calibration and preventive maintenance SOPs to customers, as needed, to support their product development and commercialization processes. For example, Biovest will typically provide existing and prospective customers who are utilizing Biovest’s contract production services or constructing production facilities based on Biovest’s cell culture technologies with information to enable such customers to comply with the FDA’s guidelines required for facility layout and design. This information may be provided either in a drug/biologic master file that Biovest gives permission to customers to cross reference in their submission to the FDA, or provided to customers to include in their FDA submissions.

As Biovest currently does business in a significant number of countries, in addition to the requirements of the FDA, Biovest is subject to the regulations of other countries and governmental agencies which apply to Biovest’s goods and services when sold in their jurisdiction.

Biovest is subject to various regulations regarding handling and disposal of potentially hazardous materials, wastes and chemicals such as cells and their secreted waste products, including those enforced by the U.S. Environmental Protection Agency (“EPA”) and various state and local agencies.

Pharmaceutical Product Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Most, if not all, of our product candidates require regulatory approval by governmental agencies prior to commercialization. In the case of biologics, they are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and foreign regulatory authorities.

Each of these three phases is discussed further below.

Preclinical Phase

The activities required before a product may be marketed in the U.S. and other countries begin with preclinical testing not involving human subjects. The development of a new pharmaceutical agent begins with the discovery or synthesis of a new molecule or well-characterized biologic. These agents are screened for pharmacological activity using various animal and tissue models, with the goal of selecting a lead agent for further development. Additional studies are conducted to confirm pharmacological activity, to generate safety data, and to evaluate prototype dosage forms for appropriate release and activity characteristics. Once the pharmaceutically active molecule is fully characterized, an initial purity profile of the agent is established. During this and subsequent stages of development, the agent is analyzed to confirm the integrity and quality of material produced. In addition, development and optimization of the initial dosage forms to be used in clinical trials are completed, together with analytical models to determine product stability and degradation. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Upon successful completion of preclinical safety and efficacy studies in animals, an IND submission is prepared and provided to the FDA for review prior to commencement of human clinical trials. The IND consists of the initial chemistry, analytical, formulation, and animal testing data generated during the preclinical phase. In general, the review period for an IND submission is 30 days, after which, if no comments are made by the FDA, the product candidate can be studied in Phase 1 clinical trials.

Clinical Phase

Following successful submission of an IND, the sponsor is permitted to conduct clinical trials involving the administration of the investigational product candidate to human subjects under the supervision of qualified investigators in accordance with good clinical practice. Typically, clinical evaluation involves the following time-consuming and costly three-phase sequential process:

•

Phase 1. Phase 1 clinical trials are conducted in a limited number of healthy individuals to determine the drug or biologics’ safety and tolerability and include biological analyses to determine the availability and metabolization of the active ingredient following administration. The total number of subjects and patients included in Phase 1 clinical trials varies, but are generally in the range of 20 to 80 people.

•

Phase 2. Phase 2 clinical trials involve administering the drug to individuals who suffer from the target disease or condition to determine the drug or biologics’ potential efficacy and ideal dose. These clinical trials are typically well controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. These clinical trials require scale up for manufacture of increasingly larger batches of bulk chemical. These batches require validation analysis to confirm the consistent composition of the drug or biologics.

•

Phase 3. Phase 3 clinical trials are performed after preliminary evidence suggesting effectiveness of a drug or biologics has been obtained and safety (toxicity), tolerability, and an ideal dosing regimen have been established. Phase 3 clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug or biologics and to complete the information needed to provide adequate instructions for the use of the drug or biologics, also referred to as the Official Product Information. Phase 3 clinical trials usually include from several hundred to several thousand subjects.

Throughout the clinical phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developed.

Phase 1, 2, and 3 testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory/marketing approval of our product candidates under development. Furthermore, institutional review boards, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials at any time for a variety of reasons, including safety issues.

New Drug Application or Biologics License Application

After the successful completion of Phase 3 clinical trials, the sponsor of the new drug submits a NDA or a BLA, in the case of biologics, to the FDA requesting approval to market the product for one or more indications. A NDA or BLA, is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, and labeling the drug. Under the Pediatric Research Equity Act of 2003, an application also is required to include an assessment, generally based on clinical study data, on the safety and efficacy of drugs for all relevant pediatric populations before the NDA is submitted. The statute provides for waivers or deferrals in certain situations. In most cases, the NDA or BLA must be accompanied by a substantial user fee. In return, the FDA assigns a goal of 10 months from acceptance of the NDA or BLA to return of a first “complete response,” in which the FDA may approve the product or request additional information.

The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs and BLAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After application is deemed filed by the FDA, the FDA reviews an NDA or BLA to determine, among other things, whether a product is safe and effective for its intended use. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA or BLA. Drugs that successfully complete NDA or BLA review may be marketed in the U.S., subject to all conditions imposed by the FDA. Prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities, which will be involved in the manufacture, production, packaging, testing and control of the drug product for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If the FDA determines that the marketing application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the marketing application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter or a “complete response” letter requiring additional steps to be completed before approval.

Biologics (such as BiovaxID™) differ from other drugs for human use in that they must include more detailed chemistry and manufacturing information. This is necessary to help ensure the purity and quality of the product, for example to help ensure that it is not contaminated by an undesired microorganism or by another contaminant. The sponsoring company’s manufacturing facility must also supply product specific facility information that outlines the method of manufacture of the biologic in significant detail, since slight variations can result in a different final product. Further, an inspection of the manufacturing facility is completed to assess the production process and facility since these aspects also have a significant impact on the safety and efficacy of the product.

Post-Approval Phase

If the FDA approves the NDA or BLA application, as applicable, the pharmaceutical product becomes available for physicians to prescribe in the U.S. After approval, the product is still subject to continuing regulation by FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, the sponsor is required to maintain and provide updated safety and efficacy information to the FDA. The sponsor is also required to comply with requirements concerning advertising and promotional labeling. In that regard, advertising and promotional materials must be truthful and not misleading. The sponsor is also prohibited from promoting any non-FDA approved or “off-label” indications of products. Failure to comply with those requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval.

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

Orphan Drug Designation and Exclusivity

Pursuant to the U.S. Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a “rare disease or condition” as an “orphan drug”. The term “orphan drug” can refer to either a drug or biologic. A rare disease or condition is defined as one which affects less than 200,000 people in the U.S., or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the U.S. In the U.S., Orphan Drug designation must be requested before submitting a NDA or BLA. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the U.S. for the orphan drug for the same indication unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. The period of orphan exclusivity is concurrent with any patent or other exclusivity that relates to the drug or biologic. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs’ development. In order to increase the development and marketing of drugs for rare disorders, regulatory agencies outside the U.S., such as the EU (which has a ten year exclusivity marketing period) have enacted regulations similar to the Orphan Drug Act.

Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an Orphan Drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to a marketing exclusivity. For seven years, the FDA may not approve any other application, including NDAs or BLAs, to market the “same drug” for the same indication. The only exceptions are (i) where the second product is shown to be “clinically superior” to the product with Orphan Drug exclusivity, as that phrase is defined by the FDA and (ii) if there is an inadequate supply.

Manufacturing

Among the conditions for regulatory/marketing approval, the regulatory agency, such as the FDA, the EMA and Health Canada, requires that the prospective manufacturer’s quality control and manufacturing procedures continually conformto cGMP regulations (which are regulations governing the manufacture, processing, packing, storage and testing of drugs and biologics intended for human use). In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the regulatory agency to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the regulatory agency, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility. Changes to the manufacturing process or site during or following the completion of clinical trials requires sponsors to demonstrate to the regulatory agency that the product under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to relocations or expansions of manufacturing facilities, or additional facilities that may be required upon successful commercialization of the product. A showing of comparability requires data demonstrating that the product continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), which sets forth good manufacturing practice requirements; facility registration and product reporting of adverse medical events listing; truthful and non-misleading labeling; and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the so-called 510(k) pre-market notification procedure. A Class III device requires approval of a premarket application (“PMA”), an expensive, lengthy and uncertain process requiring many years to complete.

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

If the FDA finds that a manufacturer has failed to comply or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as: fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals already granted; and criminal prosecution.

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

Other Regulation in the United States

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (2010) (collectively, the “PPACA”). Enacted in March 2010, the PPACA makes changes that could significantly impact the development and commercialization of our product candidates. Significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board (“IPAB”), to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services or therapeutics, including therapeutics like BiovaxID™. In addition to the PPACA, the effect of which cannot presently be fully quantified given its relatively recent enactment, various healthcare reform proposals have also emerged from federal and state governments. Changes in healthcare policy could substantially impact the development and commercialization of any of product candidates. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the U.S. in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our product candidates or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

The Biologics Price Competition and Innovation Act (2010). The Biologics Price Competition and Innovation Act, establishes an abbreviated approval pathway for “biosimilar” biological products. Among the provisions potentially applicable to our product candidates are (1) innovator manufacturers of reference biological products (such as BiovaxID™) are granted 12 years of exclusive use before biosimilars can be approved for marketing in the U.S. and (2) an application for a biosimilar product may not be submitted to the FDA until 4 years after the date on which the BLA for the reference product was first approved. FDA is still early in the process of developing regulations to implement the provisions of this legislation.

Toxic Substances Control Act. The EPA has promulgated regulations under Section 5 of the Toxic Substances Control Act (“TSCA”), which require notification procedures for review of certain so-called intergeneric microorganisms before they are introduced into commerce. Intergeneric microorganisms are those formed by deliberate combinations of genetic material from organisms classified in different taxonomic genera, which are types of animal or plant groups. The regulations provide exemptions from the reporting requirements for new microorganisms used for research and development when the researcher or institution is in mandatory compliance with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”). Those researchers voluntarily following the NIH Guidelines can, by documenting their use of the NIH Guidelines, satisfy EPA’s requirements for testing in contained structures. The EPA may enforce the TSCA through enforcement actions such as seizing noncompliant substances, seeking injunctive relief, and assessing civil or criminal penalties. We believe that our research and development activities involving intergeneric microorganisms comply with the TSCA, but there can be no assurance that restrictions, fines or penalties will not be imposed on us in the future.

Health Care Coverage and Reimbursement. Commercial success in marketing and selling our product candidates depends, in part, on the availability of adequate coverage and reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products.

Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our product candidates. Examples of how limits on drug coverage and reimbursement in the U.S. may cause drug price sensitivity include the growth of managed care, changing Medicare reimbursement methodologies, and drug rebates and price controls. Some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payers.

Anti-Kickback Laws. In the U.S., there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration to induce the purchase, order or recommendation of health care products and services. These laws constrain the sales, marketing and other promotional activities of pharmaceutical companies, such as us, by limiting the kinds of financial arrangements we may have with prescribers, purchasers, dispensers and users of drugs and biologics. The The U.S. Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) has issued “Compliance Guidance” for pharmaceutical manufacturers which, among other things, identifies manufacturer practices implicating the federal anti-kickback law (42 U.S.C. § 1320a-7b(b)) and describes elements of an effective compliance program. The OIG Compliance Guidance is voluntary, and we have not adopted a formal compliance program modeled after the one described in the OIG Compliance Guidance. Although none of our practices have been subject to challenge under any anti-kickback laws, due to the breadth of the statutory provisions of some of these laws, it is possible that some of our practices might be challenged under one or more of these laws in the future. Violations of these laws can lead to civil and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Foreign Regulation

Whether or not we obtain FDA approval for a product, we may choose to seek approval of our product candidates by the comparable regulatory authorities of foreign countries. Like in the U.S., before we can commence clinical trials or marketing of a product candidate in a foreign country, we must submit a new drug application in that country. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the U.S. typically are administered under a three-phase sequential process similar to that discussed above for pharmaceutical products. Clinical trials conducted in the EU must comply with the EU Clinical Trial Regulations and are monitored and inspected by each EU Member State. Clinical trials conducted in Canada must comply with the Health Canada Regulations and are approved and monitored by an independent committee of doctors, scientists, advocates and others to ensure safety and ethical standards. In addition, regulatory approval of pricing/marketing of the product candidate is required in most countries other than the U.S. We face the risk that the pricing, which results from the regulatory approval process, would be insufficient to generate an acceptable return to us or our collaborators.

The regulatory/ marketing approval process varies from country to country, and the approval time may be longer or shorter than that required for FDA approval. However, foreign countries are similar in that they generally require, as part of any new drug submission/application process, sufficient evidence to support the safety, efficacy and quality of the product candidate.

Under EU regulatory systems, the manufacture and sale of new drugs are controlled by the EMA. MAAs are submitted for marketing approval in the EU, under either a centralized or decentralized procedure for most products. The centralized procedure, which is the pathway for BiovaxID, is available for medicines produced by biotechnology or which are highly innovative and provides single marketing authorization that is valid for all EU member states. Under European Commission Regulation 726/2004, the centralized authorization procedure is required for all biotechnology-derived medicinal products developed through recombinant DNA technology, controlled expression of genes coding for biologically active proteins, and hybridoma and monoclonal antibody methods. It is also required for designated orphan medicinal products and all new active substances indicated for the treatment of AIDS, cancer, neurodegenerative disorder, or diabetes. Under the EMA centralized procedure, the marketing approval of BiovaxID™ can be simultaneously obtained throughout all EU-member countries with a single MAA. As part of the EMA’s centralized procedure, the MAA is assessed by the EMA’s CHMP, which designates from within its membership, a Rapporteur and Co-Rapporteur, as well as a PRAC Rapporteur and Co-Rapporteur. The Rapporteurs and Co-Rapporteurs are assigned with the primary responsibility of preparing and delivering an approvability evaluation report, supported by a team of assessors from their National Authority.

Under Canadian regulatory systems, the manufacture and sale of new drugs are controlled by Health Canada. NDSs are submitted for regulatory approval in Canada. Upon sufficient evidence to support safety, efficacy or quality claims for a NDS, a product is issued a Notice of Compliance (“NOC”) and a Drug Identification Number (“DIN”) indicating that the biologic is approved for sale in Canada. All drugs that are marketed in Canada are subject to the Food and Drugs Act and Regulations. The Biologics and Genetic Therapies Directorate is responsible for the review and approval of all types of drug submissions for Biological (Schedule D) and Radiopharmaceutical (Schedule C) drug products, including, but not limited to NDSs. For the regulatory requirements specific to Biological (Schedule D to the Act) drugs, please refer to Divisions 4, of Part C of the Regulations. For general regulatory requirements concerning all drugs, including Good Manufacturing Practices, please refer to Divisions 1, 1a, 2, 5 and 8 of Part C of the Regulations.

Third-Party Reimbursement and Pricing Controls

In the U.S. and in international markets, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our product candidates may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our product candidates on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our product candidates.

In many foreign markets, including the member states in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Liability Insurance

We may be exposed to potential product liability claims by users of our product candidates. Biovest’s business segments may expose Biovest to potential risk of liability. Biovest seeks to obtain agreements from contract production customers to mitigate such potential liability and to indemnify Biovest under certain circumstances. The terms and conditions of Biovest’s sales and instruments include provisions which are intended to limit Biovest’s liability for indirect, special, incidental or consequential damages. There can be no assurance, however, that Biovest will be successful in obtaining such agreements or that such indemnification, if obtained, will adequately protect Biovest against potential claims. The terms and conditions of Biovest’s sales and instruments include provisions which are intended to limit Biovest’s liability for indirect, special, incidental or consequential damages. We, along with Biovest, presently maintain product liability insurance coverage in the aggregate and per occurrence of $2.0 million, in connection with our product candidates and our products and services, in amounts which we believe to be adequate and on acceptable terms.

Although, we believe that our current level of coverage is adequate to protect our business from foreseeable product liability claims, we may seek to increase our insurance coverage in the future in the event that we significantly increase our level of contract product and services and/or the initiation of any clinical trial program. There can be no assurance; however, that we will be able to maintain our existing coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims to which we may be exposed. A successful partially or completely uninsured claim against us could have a material adverse effect on our operations.

EMPLOYEES

As of September 30, 2012, we had 54 employees, two of whom are part-time employees and one of whom is a temporary employee. Advanced degrees and certifications of our staff include five Ph.D.s, one M.D., Ph.D., three CPAs, and three JDs. None of our employees is represented by labor unions or covered by collective bargaining agreements. From time to time, we employ and supplement our staff with temporary employees and consultants as required. We believe that our relations with employees are satisfactory. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

Our ability to continue to develop and improve marketable products and to establish and maintain our competitive position in light of technological developments will depend, in part, upon our ability to attract and retain qualified technical personnel.

CORPORATE INFORMATION

We are incorporated in the State of Florida. Our corporate and principal executive offices are located at 324 South Hyde Park Avenue, Suite 350, Tampa, Florida 33606, and our telephone number is (813) 864-2554. Our website is www.accentia.net.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are filed with the “SEC. Such reports and other information that we file with the SEC are available free of charge on our website (www.accentia.net) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Statements in this Annual Report on Form 10-K are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Related to Our Business

We have a history of operating losses and expect to incur further losses.

We have never been profitable and we have incurred significant losses and cash flow deficits. For the years ended September 30, 2012 and 2011, we reported net losses of $9.2 million, and $15.7 million, respectively, and negative cash flow from operating activities of $6.1 million for both years ending September 30, 2012 and 2011. As of September 30, 2012, we have an aggregate accumulated deficit of $338.2 million and an aggregate accumulated stockholders’ deficit of $79.7 million. We anticipate that operations may continue to show losses and negative cash flow, particularly with the anticipated expenses associated with the initial clinical trial of Cyrevia™ and Biovest’s expenses associated with its interim analyses and efforts to seek regulatory approval for BiovaxID™. There is no assurance that, the additional required funds can be obtained on terms acceptable or favorable to us, if at all. The audit opinion issued by our independent auditors with respect to our consolidated financial statements for fiscal 2012 indicates that there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to receive a similar audit opinion from our independent auditors with respect to our consolidated financial statements for fiscal 2013.

Our ability to achieve and sustain profitability is to a large degree dependent on the success of our development efforts with regard to Cyrevia and Biovest’s efforts to develop and commercialize BiovaxID. We may not be successful in our efforts and even if successful, we may not be able to profitably commercialize any of our drug products.

Our failure to timely repay principal due undercertain of our secured and unsecured debt instruments has resulted in events of default pursuant to such debt instruments, which could materially and adversely affect our operating results, our financial condition and our access to capital funding.

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under our convertible debentures issued in November 2010 (the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of this event of default, interest has begun accruing on the Matured Obligations at a default rate of 18% and the holders of the Matured Obligations have the right to an additional default payment of 30% on the outstanding balance due. The holders of the Matured Obligations could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the Matured Obligations have not taken any action to secure monetary judgment(s) against us for the outstanding and interest principal owed to them.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Biovest Matured Obligations”). Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred under the Biovest Matured Obligations. As a result of Biovest’s default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against Biovest for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of Biovest’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. Biovest has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Biovest Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Biovest Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

Effective December 3, 2012, Biovest issued an additional secured promissory note to Corps Real, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”). The advances under the Biovest Corps Real LOC can only be used to sustain Biovest’s business operations. The Biovest Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Biovest Corps Real LOC. The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Biovest Corps Real LOC.

On December 20, 2012, we issued an additional secured promissory note to Pabeti, the principal amount of up to $0.125 million (the “Pabeti Note II”). The Pabeti Note II can only be used to sustain our business operations. The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 20, 2013. The Pabeti Note is secured by a security interest in all of our assets and 6,666,666 shares of Biovest common stock owned by us.

Ours and Biovest’s liquid assets and cash flow are not sufficient to fully repay the principal owed under the outstanding debt instruments owed by us and Biovest. Further, we cannot assure our shareholders that we can extend or restructure the Matured Obligations and the Biovest Matured Obligations. We have not established access to additional capital or debt to repay the Matured Obligations and the Biovest Matured Obligations. Further, we cannot assume our shareholders that we will be able to obtain needed funding to repay or restructure our Matured Obligations and the Biovest Matured Obligations. Biovest’s negotiations in and the potential of Biovest restructuring of its debt obligations may negatively affect our ownership interest and cause a potential deconsolidation/loss of control in Biovest.

We have limited cash or other liquid assets on hand. During prior years, we met our cash requirements through the use of cash on hand, revenue, the sale of common stock, and loans. We have significant outstanding indebtedness which as of September 30, 2012 aggregated approximately $39.3 million of which $1.8 million will be automatically converted into common stock at various intervals and approximately $26.5 million that is voluntarily convertible into common stock. Our ability to continue present operations is dependent upon our ability to obtain significant external funding when required. Additional sources of funding have not been established; however, we anticipate that in the future we will seek additional financing from a number of sources, including, but not limited to, the sale of equity or debt securities, strategic collaborations, recognized research funding programs and domestic and/or foreign licensing of our product candidates. There can be no assurance that we will be successful in securing needed financing at acceptable terms, if at all. If adequate funds are not available, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of our drug candidates in development or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

If we are successful in procuring additional financing when required it will most likely result in our issuing additional shares and/or rights to acquire shares of our capital stock, in the alternative it may result in our selling shares of our majority-owned subsidiary, Biovest, which we currently own, and/or selling, licensing or partnering of our other assets. Accordingly, our access to additional financing when needed is anticipated to be dilutive to existing shareholders.

If, as or when required, we are unable to repay, refinance or restructure our indebtedness under our secured or unsecured debt instruments, or amend the covenants contained therein, the lenders and/or holders under such secured or unsecured debt instruments could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings or other actions against our assets. Under such circumstances, we could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of our debt instruments could also result in an event of default under one or more of our other debt instruments. We may have to seek protection under the U.S. Bankruptcy Code from the Matured Obligations. We cannot assure our shareholders that such a proceeding, if voluntarily or involuntarily instituted, would be successful in protection our shareholders. This would have a material adverse impact on our liquidity, financial position and results of operations.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As of September 30, 2012, we had a working capital deficit of $55.0 million. We have a significant amount of debt, approximately $14.1 million of which matured on November 17, 2012 discussed above. We expect to continue to incur substantial net operating losses for the foreseeable future. Continued operating losses would impair our ability to continue operations. We may not be able to generate sufficient product revenue to become profitable on a sustained basis, or at all. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered certified public accountants, Cherry, Bekaert, and Holland, L.L.P., have indicated, in their report to our 2012 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating sufficient cash flow to conduct operations and obtaining additional capital and financing. Any financing activity is likely to result in significant dilution to current shareholders.

Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. We incurred net losses of $9.2 million, and $15.7 million in 2012 and 2011, respectively. We have also experienced negative cash flows from operations for the past three fiscal years. In addition, our projected cash receipts from operations for fiscal 2013 are anticipated to be insufficient to finance operations without funding from other sources. Historically, we have had difficulty in meeting our cash requirements. There can be no assurances that we will obtain the necessary funding, reduce the level of historical losses or achieve successful commercialization of any of our product candidates. Continuation as a going concern is ultimately dependent upon achieving profitable operations and positive operating cash flows sufficient to pay all obligations as they come due.

Our operating results may fluctuate widely between reporting periods.

Our operating results may vary significantly from quarter-to-quarter or year-to-year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing of increased research and development and sales and marketing expenditures, the timing and size of contracts and whether we introduce to the market new products or processes. Consequently, revenues, profits or losses may vary significantly from quarter-to-quarter or year-to-year, and revenue, profits or losses in any period will not necessarily be indicative of results in subsequent periods. These period-to-period fluctuations in financial results may have a significant impact on the market price, if any, of our securities.

Our business could be adversely affected or we could fail, if we are unable to service our obligations under our incurred indebtedness.

Our ability to pay interest and principal amounts when due or to comply with debt covenants will depend upon, among other things, continued commercial success of our product candidates, access to funding when required, the ability to enter into business or strategic relationships, and other factors that affect our future financial and operating performance, including, without limitation, prevailing economic conditions and financial, business, and regulatory factors, many of which are beyond our control. As previously discussed on November 17, 2012, approximately $14.1 million of our debt matured and accordingly we are currently in default under a portion of those debt instruments.

If we are unable to generate sufficient cash flow to meet the debt service requirements under our incurred indebtedness, we may be forced to take actions such as:

•	restructuring or refinancing our debt;

•	seeking additional debt or equity capital;

•	reducing or delaying our business activities, acquisitions, investments or capital expenditures, including research and development expenditures;

•	selling assets, businesses, products or other potential revenue streams; and

•	seeking protection(s) under U.S. bankruptcy laws.

Such measures might not be successful and might not enable us to service our obligations under our indebtedness. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

We anticipate that we will need substantial additional funding in the future, and if we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, conducting clinical trials, establishing manufacturing capabilities, and marketing developed products is expensive. We anticipate that we, along with Biovest, will need to raise substantial additional capital in the future in order to complete the commercialization of our product candidates, to continue to pursue the submission of regulatory/marketing approval applications in various jurisdictions, for our product candidates and to fund the development and commercialization of our product candidates. Further, Biovest anticipates that it will need to raise substantial additional capital in order to conduct a second Phase 3 clinical trial for BiovaxID™ pursuant to Biovest’s formal guidance meeting with the FDA. Additional sources of funding have not been established; however, additional financing is currently being sought from a number of sources, including the sale of our and/or Biovest equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our product candidates.

Based on our current operating plans, we expect that our existing capital and cash flow from operations, together with proceeds of one or more anticipated equity financing transactions, will be sufficient to fund our operations and development activities for a limited period. We have received a report from our independent auditors on our consolidated financial statements for our years ended September 30, 2012 and 2011, in which our auditors have included explanatory emphasis of matter paragraphs indicating that our significant net losses, working capital deficiency, and default(s) on debt instruments, cause substantial doubt about our ability to continue as a going concern.

We expect to seek additional financing from a number of sources, including but not limited to public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If we raise funds through the issuance of equity securities, our current shareholders’ equity interests could be substantially diminished. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some of our rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets or business units that are non-essential to the ongoing development or future commercialization of Cyrevia™, BiovaxID and our other product candidates, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts.

We may be unable to obtain necessary additional financing.

The capital requirements for our operations have been and will continue to be significant. Our ability to generate cash from operations is dependent upon, among other things, increased demand for our product candidates and services and the successful development of direct marketing and product distribution capabilities. Our ability to obtain required funding from debt or equity funding is dependent on numerous factors and is considered uncertain. There can be no assurance that we will have sufficient capital resources to implement our business plan and we may need additional external debt and/or equity financing to fund our future operations.

We are largely dependent on the success of product candidates and we may not be able to successfully commercialize product candidates.

We, along with Biovest, have expended and will continue to expend significant time, money, and effort on the development of Cyrevia™, BiovaxID™, and our other product candidates. We will incur significant costs and may never generate significant revenues from commercial sales of these product candidates, if approved. None of these products are approved for marketing in any jurisdiction, and they may never be commercialized. Before we can market and sell these product candidates in any jurisdiction, we will need to demonstrate in clinical trials that these product candidates are safe and effective.

If we fail to successfully commercialize any or all of these product candidates, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be adversely affected.

Before regulator/marketing y approval can be sought in the U.S. for our product candidates, we must successfully complete additional clinical trials, outcomes of which are uncertain.

In July 2012, Biovest conducted a formal clinical meeting with the FDA in order to define the path for BiovaxID’s U.S. regulatory approval. Further in its guidance, the FDA required that Biovest conduct a second Phase 3 clinical trial to complete the clinical data gained through its first Phase 3 clinical trial and Biovest’s BiovaxID development program to support the filing of Biovest’s BLA for BiovaxID. Biovest is preparing to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market subject to availability of funding.

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

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early clinical trials may not be indicative of success in later clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause us to repeat or terminate a clinical trial or require us to conduct additional clinical trials. We do not know whether any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable product candidates. Our clinical trials may be suspended at any time for a variety of reasons, including if the FDA or we believe the patients participating in our clinical trials are exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these clinical trials.

Failures or perceived failures in our clinical trials will directly delay our product development and regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships, and negatively affect our reputation and competitive position in the pharmaceutical community.

If we fail to obtain regulatory approval of Cyrevia™, BiovaxID™ or any of our product candidates, we will be unable to commercialize these products.

Development, testing, manufacturing and marketing of pharmaceutical products are subject to extensive regulation by numerous governmental authorities in the U.S. and in other foreign countries. The process of obtaining FDA approval of pharmaceutical products is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance.

We have not commenced any clinical trials in Cyrevia and the development of our product candidates based on Cyrevia should be considered to be in an early stage. The structure, size, design, cost and/or length of future clinical trials in Cyrevia have not been established and remain uncertain.

The FDA has ruled that it will regulate SinuNasal™ as a combination product with a drug primary mode of action rather than as a medical device. In the event we elect to pursue litigation to overturn the FDA’s determination, the outcome is uncertain. If we choose not to litigate, or if we litigate and do not prevail, the FDA’s decision will significantly increase the cost and time needed to bring SinuNasal to market. We may choose to discontinue the effort to market SinuNasal rather than acquiesce in regulation of this product as a drug.

Biovest intends to seek regulatory approval from the FDA for BiovaxID; however, Biovest does not plan on filing a BLA in the U.S. until after the completion of second Phase 3 clinical trial which is expected to require a number of years. In addition to seeking regulatory approval from the FDA for BiovaxID, Biovest intends to seek the regulatory and marketing approval required to market BiovaxID in the EU and Canada and potentially additional countries and territories. Biovest anticipates commencing the regulatory/marketing applications required in the EU and Canada around the same time. Marketing of BiovaxID in these countries, and in most other countries, is not permitted until Biovest has obtained required approvals or exemptions in each Member State in the EU and each province in Canada. The approval requirements and conditions (i.e., additional development and clinical trials to satisfy regulatory requirements) which each regulatory agency may require could delay or completely frustrate approval. The regulatory/marketing approval process for any new drug or biologic, particularly including BiovaxID is considered robust, challenging and uncertain.

In addition, patient-specific active immunotherapies such as BiovaxID are complex, and regulatory agencies have limited experience with them. To date, the FDA has only approved for marketing two active immunotherapies for treating cancer. This limited precedent and experience may lengthen the regulatory review process and impede Biovest’s ability to obtain timely FDA approval for BiovaxID, if it is approved at all. Even if BiovaxID is approved by the FDA, the FDA’s limited precedent and experience with respect to a patient-specific active idiotype vaccine may increase Biovest’s development costs and otherwise delay or prevent commercialization.

There can be no assurance that the products currently in development, or those products acquired or in-licensed by us, will be approved by the FDA or any foreign regulatory agency. In addition, there can be no assurance that all necessary approvals will be granted for future products or that regulatory review or actions will not involve delays caused by such regulatory agency’s request for additional information or testing that could adversely affect the time to market and sale of the products.

Any delay in any approval or any failure to obtain approval of a product could delay or impair our ability to commercialize that product and to generate revenue, as well as increase costs for that product.

If we do not obtain and maintain regulatory/marketing approval of our product candidates, we will be unable to sell our product candidates.

Changes in law, government regulations and/or policies can have a significant impact on our results of operations. The discovery, preclinical development, clinical trials, manufacturing, risk evaluation and mitigation strategies, marketing and labeling of pharmaceuticals and biologics are all subject to extensive laws and regulations, including without limitation, the U.S. Federal Food, Drug and Cosmetic Act, the U.S. Public Health Service Act, the Medicare Modernization Act, the Food and Drug Administration Amendments Act, the U.S. Foreign Corrupt Practices Act, the Sherman Antitrust Act, patent laws, environmental laws, privacy laws and other federal and state statutes, including anti-kickback, antitrust and false claims laws, as well as similar laws in foreign jurisdictions. Enforcement of and changes in laws, government regulations and/or policies can have a significant adverse impact on our ability to continue to commercialize our product candidates or introduce new products to the market, which would adversely affect our results of operations.

If we or our agents, contractors or collaborators are delayed in receiving, or are unable to obtain all, necessary governmental approvals, we will be unable to effectively market our product candidates.

The testing, marketing and manufacturing of our product candidates requires regulatory/marketing approval, including approval from the FDA or other U.S. governmental authorities and other governmental authorities outside of the U.S. that perform similar roles, including the EMA, and Health Canada.

The regulatory/marketing approval process presents a number of risks to us, principally:

•

In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory/marketing approval;

•

Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency’s requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first or received approval of other labeled indications;

•	Requirements for regulatory/marketing approval may become more stringent due to changes in regulatory agency policy or the adoption of new regulations or legislation;

•

The scope of any regulatory/marketing approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and reimbursed and may impose significant limitations in the nature of warnings, precautions and contra-indications that could materially affect the sales and profitability of the drug;

•

Approved products, as well as their manufacturers, are subject to continuing and ongoing review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market;

•

Regulatory authorities and agencies of the U.S., the EU, Canada or other foreign governments may promulgate additional regulations restricting the sale of our product candidates, including specifically tailored risk evaluation and mitigation strategies;

•	Guidelines and recommendations published by various governmental and non-governmental organizations can reduce the use of our product candidates;

•

Once a product candidate receives regulatory/marketing approval, we may not market that product candidate for broader or different applications, and the FDA may not grant us approval with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing approvals in a significant manner or promulgate additional regulations restricting the sale of our present or proposed product candidate. The FDA may also request that we perform additional clinical trials or change the labeling of our product candidates if we or others identify side effects after our product candidates are on the market; and

•

Our risk evaluation and mitigation strategies, labeling and promotional activities relating to our product candidates as well as our post-marketing activities will be regulated by the FDA, the Federal Trade Commission, the U.S. Department of Justice, the Drug Enforcement Agency, state regulatory agencies and foreign regulatory agencies and are subject to associated risks. In addition, individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with regulations regarding the promotion and sale of our product candidates, appropriate distribution of our product candidates under our restricted distribution systems, prohibition on off-label promotion and the promotion of unapproved products, such agencies may bring enforcement actions against us that could inhibit our commercial capabilities as well as result in significant penalties.

Other matters that may be the subject of governmental or regulatory action which could adversely affect our business include:

•	changes in laws and regulations, including without limitation, patent, environmental, privacy, health care and competition laws;

•	importation of prescription drugs from outside the U.S. at prices that are regulated by the governments of various foreign countries;

•	additional restrictions on interactions with healthcare professionals; and

•	privacy restrictions that may limit our ability to share data from foreign jurisdictions.

We have incurred significant costs in our development efforts to date and may never generate significant revenue from commercial sales of Cyrevia™, BiovaxID™ and any of our product candidates, if approved.

We, along with Biovest, have expended significant time and funds, in the clinical development of Cyrevia, to conducting the Phase 3 clinical trial in BiovaxID, to conducting the Phase 3 clinical trial in SinuNase™, a drug candidate to treat a sinus condition. The SinuNase clinical trial was not considered to be successful, and we are not continuing to develop this drug, although the clinical trial spawned a potential new medical device called SinuNasal™ which could become a marketed product. Nevertheless, we expended significant time and funds in the development of SinuNase. In addition, we, along with Biovest, will continue to expend significant sums in the development and commercialization efforts for Cyrevia and BiovaxID. We expect to continue to incur significant operating expenses and capital expenditures as we:

•	conduct clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	commercialize our product candidates, if approved;

•	hire additional clinical, scientific, sales and marketing and management personnel; and

•	identify and license additional product candidates.

If our product candidates fail in clinical trials or do not gain regulatory/marketing approval or gain regulatory/marketing approval for more restricted indications than we have anticipated, we may not generate significant revenues from any of our product candidates. In addition, we may continue to experience net losses for the foreseeable future, in which case our accumulated deficit will continue to increase, and we may exhaust our resources and be unable to complete the development of our product candidates. If we are unable to fund the continuing development of our product candidates or if we fail to generate significant revenues from any of our product candidates, our shareholders could lose all or part of their investment in our Company.

Even if approved, Cyrevia™, BiovaxID™ and/or any of our product candidates may be subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates. The FDA has the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional and distribution activities. The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. We may also be required to undertake post-marketing clinical trials. There may be monetary penalties if post-approval requirements are not fulfilled. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw regulatory/marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even if we receive FDA and/or other foreign regulatory/marketing approvals, if we or others identify adverse side effects after any of our product candidates are on the market, or if manufacturing problems occur, regulatory/marketing approval may be withdrawn and reformulation of our product candidates, additional clinical trials, changes in labeling of our product candidates and additional regulatory/marketing applications may be required.

There is a high risk of failure because we are trying to develop both a novel autoimmune disease treatment and a new anti-cancer vaccine.

We are pursuing novel therapeutic treatments, including a new autoimmune disease treatment approach and a patient specific cancer therapy. Commercialization requires governmental approval, establishment of cost effective production capability, distribution capability and market acceptance. Our Cyrevia™ treatment and Biovest’s BiovaxID™ vaccine are subject to all of the risks of failure that are inherent in developing products based on new technologies and the risks generally associated with drug development. These risks include the possibility that:

•	our technology or the product based on our technology will be ineffective or toxic, or otherwise fail to receive necessary regulatory/marketing approvals;

•	future products based on our technology will be difficult to manufacture on a large scale or at all or will prove to be uneconomical to produce or market;

•	proprietary rights of third parties will prevent us or our collaborators from marketing products;

•	third parties will market superior or equivalent products;

•	technology advances will render our technology or product outdate or less attractive; and

•	the products will not attain market acceptance.

Drug development, including clinical trials required for domestic and foreign governmental approval, is expensive and new drugs have a high risk of failure. Based on results at any stage of development, including later-stage clinical trials and our inability to bear the related costs associated with product development or product production or marketing, we may decide to discontinue development or clinical trial at any time.

Conducting a clinical trial for Cyrevia and preparing for and processing the MAA, NDS and BLA for BiovaxID will be expensive and time consuming. The regulatory agencies responses to any application are uncertain and may be rejected or denied or may impose additional requirements. Such additional requirements may be expensive and/or time consuming, and meeting these additional requirements may be difficult or impossible.

We might be unable to manufacture our product candidates on a commercial scale, even if approved.

Assuming approval of Cyrevia™, BiovaxID™ and/or any of our product candidates, manufacturing, supply and quality control problems could arise as we, either alone or with subcontractors, attempt to scale-up manufacturing capabilities for products under development. We might be unable to scale-up in a timely manner or at a commercially reasonable cost. Problems could lead to delays or pose a threat to the ultimate commercialization of our product candidates and cause us to fail.

Manufacturing facilities, and those of any future contract manufacturers, are or will be subject to periodic regulatory inspections by U.S. federal and state and foreign regulatory agencies and these facilities are subject to the particular regulatory agency’s quality system standards and regulations. If we or our third-party manufacturers fail to maintain facilities in accordance with the particular regulatory agency’s quality system standards and regulations, then the manufacture process could be suspended or terminated, which would harm us.

We currently have only a pilot scale manufacturing facility. If approved in the EU and Canada, we anticipate that we may need additional manufacturing capacity. Adding manufacturing capacity will be expensive, time consuming and subject to significant regulatory requirements.

Because we have limited experience, we might be unsuccessful in our efforts to develop, obtain approval for, commercially produce or successfully market Cyrevia™, BiovaxID™ and/or any of our product candidates.

The extent to which we develop and commercialize Cyrevia, BiovaxID and/or any of our product candidates will depend on our ability to:

•	complete required clinical trials;

•	obtain necessary regulatory/marketing approvals;

•	establish, or contract for, required manufacturing capacity; and

•	establish, or contract for, sales and marketing resources.

We have limited experience with these activities and might not be successful in the clinical trials, product development or commercialization.

Competing technologies may adversely affect us.

Biotechnology has experienced, and is expected to continue to experience, rapid and significant change. New developments in biotechnological processes are expected to continue at a rapid pace in both industry and academia, and these developments are likely to result in commercial applications competitive with our product candidates. We expect to encounter intense competition from a number of companies that offer products in our targeted application area.

We anticipate that our competitors in these areas will consist of both well-established and development-stage companies and will include:

•	healthcare companies;

•	chemical and biotechnology companies;

•	biopharmaceutical companies; and

•	companies developing drug discovery technologies.

Competitors might succeed in developing, marketing, or obtaining regulatory/marketing approval for technologies, products, or services that are more effective or commercially attractive than those we offer or are developing, or that render our product candidates or services obsolete. As these companies develop their technologies, they might develop proprietary positions, which might prevent us from successfully commercializing products. Also, we might not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

Our competitors may develop products that are less expensive, safer, or more effective, which may diminish or eliminate the commercial success of any future products that we may commercialize.

We compete with several biotechnology companies, and our competitors may:

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

If our competitors market products that are less expensive, safer or more effective than our potential products, or that reach the market sooner than our product candidates, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

If we fail to comply with the extensive regulations enforced by the EMA, Health Canada, the FDA and other national and international agencies, the sale of our product candidates would be prevented or delayed.

Research, pre-clinical development, clinical trials, manufacturing, and marketing of our product candidates are subject to extensive regulation by various national and international government authorities. We have not received regulatory/marketing approval from any regulatory agency for Cyrevia™ and/or BiovaxID™. The process of obtaining EMA, Health Canada, FDA, and other required regulatory/marketing approvals is lengthy and expensive, and the time required for such approvals is uncertain. The regulatory/marketing approval process is affected by such factors as:

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

Any regulatory/marketing approvals that we or our partners receive for our product candidates may also be subject to limitations on the indicated uses for which the product candidate may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The subsequent discovery of previously unknown problems with the product candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product candidate, and could include withdrawal of the product candidate from the market.

Our U.S. manufacturing, labeling, storage, and distribution activities also are subject to strict regulation and licensing by all applicable regulatory agencies. Our biopharmaceutical manufacturing facilities are subject to periodic inspection by the FDA, the EMA, Health Canada and the regulatory agencies of any other jurisdiction where our product candidate may in the future be marketed. We may receive notices of deficiencies from these agencies as a result of such inspections. Our failure or the failure of our biopharmaceutical manufacturing facilities to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action regulatory agencies, including the interruption or prevention of marketing, closure of our biopharmaceutical manufacturing facilities, and fines and/or penalties.

Regulatory authorities also will require post-marketing surveillance to monitor and report to them potential adverse effects of our product candidates. The U.S. Congress or the FDA in specific situations can modify the regulatory process. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions, and criminal prosecutions.

The policies of all other applicable regulatory agency, may change and additional government regulations may be enacted that could prevent or delay regulatory/marketing approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our product candidates and our business could suffer.

Distribution of our product candidates outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining these regulatory approvals. In addition, the export by us of certain of our product candidates that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would impair our ability to generate revenue, increase our compliance costs, and have a material adverse effect on our future business, financial condition, and results of operations.

Because the product development and the regulatory/marketing approval process for Cyrevia™, BiovaxID™ and/or any of our product candidates is expensive and its outcome is uncertain, we must incur substantial expenses that might not result in any viable product, and the process could take longer than expected.

Regulatory/marketing approval of a pharmaceutical product is a lengthy, time-consuming and expensive process. Before obtaining regulatory/marketing approvals for the commercial sale of our product candidates, we must demonstrate to the satisfaction of the applicable regulatory agencies that our product candidates are safe and effective for use in humans. This is expected to result in substantial expense and require significant time.

Historically, the results from pre-clinical testing and early clinical trials often have not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory/marketing approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory/marketing approval. In addition, regulatory delays or rejections could be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Clinical trials conducted by us or by third parties on our behalf might not be accepted by the EMA, Health Canada, the FDA or other international regulatory agencies as being a sufficient demonstration of safety, efficacy or statistical significance to support the acceptance, processing or approval of our applications to obtain the requisite regulatory approval to market for our product candidates. In such an event, regulatory authorities might require us to conduct additional clinical trials which would be both expensive and time consuming or in the alternative might not permit us to undertake any additional clinical trials for our product candidates.

The length of time for clinical trials generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Although for planning purposes, we forecast the commencement and completion of clinical development, and have included many of those forecasts in reports filed with the SEC and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our clinical development programs in the past as a result of slower than anticipated patient enrollment and as a result of our reorganization under Chapter 11 of the U.S. Bankruptcy Code. Additional delays may occur. Our rate of completion of development efforts could be delayed by many factors. The timing of meetings with regulatory agencies; the requirements, cost and time necessary to prepare for regulatory meetings; and the time, expense and ability to satisfy requests or requirements made by regulatory agencies is uncertain and may vary depending on numerous circumstances and as a result of the analysis of available data. In addition, we may need to delay or suspend this regulatory process if we are unable to obtain additional funding when needed. Moreover, we have limited experience in product development and the regulatory process.

Biovest has completed a single Phase 3 clinical trial for BiovaxID and the FDA has advised Biovest that it will require a second Phase 3 clinical trial as a condition for regulatory approval. BiovaxID is considered highly personalized because it is manufactured for each patient using material obtained by biopsy from that patient. Personalized drugs are considered unique which may create regulatory uncertainty. Biovest does not have an understanding or agreement with the EMA, Health Canada, the FDA, or other international regulatory agencies as to the adequacy of Biovest’s personalized manufacturing process, or the sufficiency, design or size of the BiovaxID Phase 3 clinical trial or the appropriate design, protocol or endpoints for its second Phase 3 clinical trial. Further, Biovest does not know the ultimate impact on the regulatory process which may result from the early stoppage of its initial Phase 3 clinical trial before all planned patients were enrolled, the appropriateness of analyzing only patients treated with BiovaxID or control which is considered a modified intent to treat population, the impact of analyzing sub-populations of the treated patients such as patients based on the characteristics of the patient’s tumor isotype or any other factor of the BiovaxID Phase 3 clinical trial. Biovest’s initial BiovaxID Phase 3 clinical trial spanned approximately eight years and the completion of a second Phase 3 clinical trial and any other required clinical trials (which could potentially require a different trial design) will likely take a significant number of years and funding which Biovest currently does not have.

Risks Related to Our Industry

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and product candidates, as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

For Cyrevia™, we have published patent applications pending. For SinuNasal™, we hold a patent for a potential new treatment for CS. For BiovaxID™, Biovest holds the patents relating to the method of producing BiovaxID and has filed additional patent applications for BiovaxID. For AutovaxID®, Biovest has published patent application and has filed additional patent applications for AutovaxID.

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

•

our issued patents and the issued patents of our licensors may not provide a basis for commercially viable products, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	we may not develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our strategic partners’ employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained (misappropriated) and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods, and know-how, it will be more difficult for us to enforce our patent rights and our business could be harmed.

We also rely upon unpatented, proprietary and trade secret technology that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we would have adequate remedies for any such breach or that our trade secrets, proprietary know-how and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology or that such technology will not be found to be non-proprietary or not a trade secret.

If we are not able to defend the patent or trade secret protection position of our technologies and product candidates, then we will not be able to exclude competitors from developing or marketing competing products, and we may not generate enough revenue from product sales to justify the cost of development of our product candidates and to achieve or maintain profitability.

If we are unable to adequately protect or enforce our rights to intellectual property or secure rights to third-party patents, we may lose valuable rights, experience reduced market share, assuming any, or incur costly litigation to, enforce, maintain or protect such rights.

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions including those related to our risk evaluation and mitigation strategies. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued.

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed, invalidated, rendered unenforceable or infringed by others. Further, we are aware of third-party U.S. patents that relate to, for example, the use of certain technologies and cannot be assured as to any impact to our potential products, or guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, opposition proceedings before a foreign patent office or any interference proceedings before the United States Patent & Trademark Office (“USPTO”).

With respect to patents and patent applications we have in-licensed, there can be no assurance that additional patents will be issued to any of the third parties from whom we have licensed patent rights, or that, if any new patents are issued, such patents will not be opposed, challenged, invalidated, infringed or dominated or provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be infringed, invalidated or circumvented by others, or that the relevant agreements will not be terminated. Any termination of material licenses granted to us could have a material adverse effect on our business, financial condition and results of operations.

Because (1) patent applications filed in the U.S. on or before November 28, 2000 are maintained in secrecy until patents issue, (2) patent applications filed in the U.S. on or after November 29, 2000 are not published until approximately 18 months after their earliest claimed priority date, (3) U.S. patent applications that are not filed outside the U.S. may not publish at all until issued and (4) publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the issued patents or pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of our inventions, we, or our licensors, may have to participate in interference proceedings before the USPTO to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

Competitors have chosen and in the future may choose to file oppositions to patent applications, which have been deemed allowable by foreign patent examiners. Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to challenge the validity or our patent claims in post-grant proceedings, or to design around such patents and compete with us using the resulting alternative technology. Additionally, for these same reasons, we cannot be sure that patents of a broader scope than ours may be issued and thereby create freedom to operate issues. If this occurs we may need to reevaluate pursuing such technology, which is dominated by others’ patent rights, or alternatively, seek a license to practice our own invention, whether or not patented.

Our intellectual property rights will further be affected in ways that are difficult to anticipate by the provisions of the America Invents Act (2011).

Enacted in September 2011, the America Invents Act is the first major overhaul of the U.S. patent system since 1952, and includes a number of changes to established practices. The most significant changes include the transition to a modified first-to-file system, the availability of new post-grant review for issued patents, various procedural changes including the third-party submission of prior art and the availability of derivation proceedings and supplemental examination, and an expanded prior commercial user rights defense to a claim of patent infringement. The scope of these changes and the lack of experience with their practical implementation, suggest a transitional period with some uncertainty over the next few years. For example, while some provisions have already taken effect, others will take effect up to 18 months from enactment. The USPTO is still in the process of publishing regulations concerning the implementation of the America Invents Act. Several provisions of the America Invents Act will likely be tested in U.S. federal courts over time.

The changes to the U.S. patent system in the America Invents Act will have an impact on our intellectual property rights and how business is conducted in general. For example, the modified first-to-file system places premium on filing as early as possible and appears to increase what is available as prior art, by changing the applicable definitions. In the future, in addition to patents and printed publications, we may be required to deal with unfamiliar prior art categories such as art that is “otherwise available to the public”. For patent applications filed on or after March 16, 2013, we may expect post-grant review challenges initiated up to nine months after the corresponding patent issues.

While the America Invents Act was intended to make the resolution of intellectual property disputes easier and less expensive, we may in the future have to prove that we are not infringing patents or we may be required to obtain licenses to such patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all. Prosecution of patent applications, post-grant opposition proceedings, and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others will be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation or post grant proceeding could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, be subject to significant liabilities to such third party and/or be required to license technologies from such third party.

Our intellectual property rights will further be affected in ways that are difficult to anticipate by the procedures of the foreign countries in which we seek patent protection.

Different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country.

The uncertainty of patent and proprietary technology protection and our potential inability to license technology from third parties may adversely affect us.

Our success will depend in part on obtaining and maintaining meaningful patent protection on our inventions, technologies and discoveries. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed, or the degree of protection afforded, under patents in this area. Our ability to compete effectively will depend on our ability to develop and maintain proprietary aspects of our technology, as well as to operate without infringing, or, if necessary, to obtain rights to, the proprietary rights of others. Our pending patent applications might not result in the issuance of patents. Our patent applications might not have priority over others’ applications and, even if issued, our patents might not offer protection against competitors with similar technologies. Any patents issued to us might be challenged, invalidated or circumvented and the rights created thereunder may not afford us a competitive advantage. Furthermore, patents that we own or license may not enable us to preclude competitors from commercializing products, and consequently may not provide us with any meaningful competitive advantage.

Our commercial success also depends in part on our neither infringing patents or proprietary rights of third parties nor breaching any licenses that we have obtained from third parties permitting us to incorporate technology into our product candidates. It is possible that we might infringe these patents or other patents or proprietary rights of third parties. In the future we might receive notices claiming infringement from third parties. Any legal action against us or our collaborative partners claiming infringement and damages or seeking to enjoin commercial activities relating to our product candidates and processes may require us or our collaborative partners to alter our product candidates, cease certain activities and/or obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborative partners might not prevail in an action, and any license required under a patent might not be made available on commercially acceptable terms, or at all.

There are many U.S. and foreign patents and patent applications held by third parties in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Potential future litigation could result in substantial costs and the diversion of management’s efforts regardless of the merits or result of the litigation. Additionally, from time to time we may engage in the defense and prosecution of interference proceedings before the USPTO, and related administrative proceedings that can result in our patent position being limited or in substantial expense to us and significant diversion of effort by our technical and management personnel. In addition, laws of some foreign countries do not protect intellectual property to the same extent as do laws in the U.S., which could subject us to additional difficulties in protecting our intellectual property in those countries.

We also rely on unpatented technology, trade secrets, technical know-how, confidential information and continuing inventions to develop and maintain our competitive position. Others might independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, and we may not be able to protect our rights to our trade secrets. We seek to protect our technology and patents, in part, by confidentiality agreements with our employees and contractors. Our employees might breach their existing proprietary information, inventions and dispute resolution agreements. Accordingly, these agreements may not protect our intellectual property, and our employees’ breaches of those agreements could have a material adverse effect on us.

If we are sued for infringing intellectual property rights of third parties, such litigation will be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on our business.

Our ability to commercialize our product candidates depends on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the various areas in which we have products or are seeking to create products, including patents relating to specific antifungal formulations and methods of using the formulations to treat infections, as well as patents relating to serum-based vaccines and methods for detection of cancer. The interpretation of patent claims is complex and uncertain. The legal standards governing claim interpretations are evolving and changing. Thus, any significant changes in the legal standards would impact the way that we interpret the claims of third-party patents in our product candidate areas. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates may infringe. There could also be existing patents of which we are not aware that our product candidates may inadvertently infringe.

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

•	substantial damages for past infringement which we may have to pay if a court determines that our product candidates or technologies infringe upon a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our product candidates or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do;

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights; and

•	redesigning our process so that it does not infringe, which may not be possible or may require substantial time and expense.

Such actions could harm our competitive position and our ability to generate revenue and could result in increased costs.

We may not be able to maintain sufficient product liability insurance to cover claims against us.

Product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. We, along with Biovest, presently maintain product liability insurance coverage in the aggregate and per occurrence of $2.0 million, in connection with our product candidates and our products and services, in amounts which we believe to be adequate and on acceptable terms. Although, we believe that our current level of coverage is adequate to protect our business from foreseeable product liability claims, we may seek to increase our insurance coverage in the future in the event that we significantly increase our level of contract product and services and/or the initiation of any clinical trial program. There can be no assurance; however, that we will be able to maintain our existing coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims to which we may be exposed. A successful partially or completely uninsured claim against us could have a material adverse effect on our operations. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition, and results of operations.

The market may not be receptive to our product candidates upon their introduction.

The biopharmaceutical products that we may develop may not achieve market acceptance among physicians, patients, health care payors, and the medical community. The degree of market acceptance will depend upon a number of factors, including

•	the receipt of regulatory approvals;

•	limited indications of regulatory approvals;

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our product candidates and their potential advantages over existing treatment methods;

•	the prices of such products;

•	reimbursement policies of government and third-party payors;

•	market acceptance of patient-specific active immunotherapies, in the case of BiovaxID™;

•	the prevalence and severity of any side effects;

•	potential advantages over alternative treatments;

•	ability to produce our product candidates at a competitive price;

•	stocking and distribution;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

The failure of our product candidates to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business, financial condition and results of operations.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have material adverse effects on our commercialization of our product candidates.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (collectively, the “PPACA”) enacted in March 2010 makes changes that could significantly impact the development and commercialization of our products. Significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services or therapeutics, including therapeutics like Cyrevia, BiovaxID and/or any of our product candidates. In addition to the PPACA, the effect of which cannot presently be fully quantified given its relatively recent enactment, various healthcare reform proposals have also emerged from federal and state governments. Changes in healthcare policy could substantially impact the development and commercialization of our product candidates. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the U.S., in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our product candidates or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

The insurance coverage and reimbursement status of newly approved products is uncertain and failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. The commercial success of our product candidates in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for the ordering of our product candidates by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations, and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new products, and, as a result, they may not cover or provide adequate payment for our product candidates. Our product candidates could, if approved face declining revenues if competitor products are perceived as providing a substantially equivalent therapeutic effect at a lower cost to the payor. They may not view our product candidates as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our product candidates to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our product candidates. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our product candidates may cause our revenue to decline.

Sales of our products candidates will be significantly reduced if access to and reimbursement for our products candidates by governmental and other third-party payers is reduced or terminated.

Sales of our product candidates will depend, in part, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. Generally, in the EU, Canada and other countries outside the U.S., the government-sponsored healthcare system is the primary payer of healthcare costs of patients. These health care management organizations and third-party payers are increasingly challenging the prices charged for medical products and services. Additionally, the Health Care Reform Act of 2010 (“Health Care Reform Act”), which became effective in January 2011, has provided sweeping health care reform in the U.S., which may impact the prices of drugs. In addition to the federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our product candidates, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the Health Care Reform Act, could adversely impact our business and future results. If these organizations and third-party payers do not consider our product candidates to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our product candidates or, if they do, the level of reimbursement may not be sufficient to allow us to sell our product candidates on a profitable basis.

Reimbursement in the EU and Canada involves decisions, applications and compliance with various Member States in the instance of the EU and various provinces in the instance of Canada. Such non-centralized reimbursement requirements may result in delays, added expense and limitations on marketing access. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in EU, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. Although we cannot predict the extent to which our business may be affected by future cost-containment measures or other potential legislative or regulatory developments, additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, which could adversely affect our revenue and results of operations.

The availability and amount of reimbursement for our products candidates and the manner in which government and private payers may reimburse for our products candidates is uncertain.

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms.

We expect that many of the patients who seek treatment with our product candidates, if approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The Medicare program is administered by the CMS, an agency within the HSS. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products such as ours, and those regulations and interpretive determinations are subject to change.

Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Medicare Modernization Act, enacted in December 2003, provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for our product candidates, if it is approved for sale. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to profitably sell our product candidates will be adversely affected. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services. This may adversely affect our ability to profitably market or sell our product candidates, if approved.

In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider our product candidates to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products on a profitable basis. We are unable to predict what impact the Medicare Modernization Act or other future regulation or third party payer initiatives, if any, relating to reimbursement for our product candidates will have on sales of our product candidates, if approved for sale.

In the EU, each Member State influences the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from Member State to Member State. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country. All of these factors could adversely impact our ability to successfully commercialize our product candidates in these jurisdictions.

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

Risks Related to Product Candidates

The clinical trials for our product candidates may demonstrate that certain side effects may be associated with the treatments and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

We cannot guarantee that our current or future trials for our product candidates will not demonstrate additional adverse side effects that may delay or even preclude regulatory approval. Even if our product candidates receive regulatory approval, if we or others identify previously unknown side effects following approval, regulatory approval could be withdrawn and sales of our product candidates could be significantly reduced.

Inability to obtain regulatory approval for our manufacturing facility or to manufacture on a commercial scale may delay or disrupt our commercialization efforts.

Before we can obtain regulatory approval in any jurisdiction for any new drug, the manufacturing facility for the drug must be inspected and approved by the particular regulatory agency. In order to obtain regulatory approval, we will need to ensure that all of our processes, methods, and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. We have undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from patients receiving our product candidates, we might be subject to possible regulatory action and we may be limited in the jurisdictions in which we are permitted to sell.

In order to commercialize any of our product candidates, we will need to develop and qualify one or more additional manufacturing facilities. Preparing a facility for commercial manufacturing may involve unanticipated delays, and the costs of complying with state, local, FDA and foreign regulatory authorities’ regulations may be higher than we anticipate. In addition, any material changes we make to the manufacturing process may require approval by state, local, FDA and foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and we may experience delays. Such delays could increase costs and adversely affect our business. In general, the FDA and foreign regulatory authorities view cGMP standards as being more rigorously applied as products move forward in development and commercialization. In seeking to comply with these standards, we may encounter problems with, among other things, controlling costs and quality control and assurance. It may be difficult to maintain compliance with cGMP standards as the development and commercialization of product candidates progress, if the progress.

We and our product candidates are subject to comprehensive regulation by the FDA and by foreign regulatory agencies. These regulatory agencies and other federal and state entities regulate, among other things, the preclinical and clinical testing, safety, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of our product candidates. If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

The FDA’s determination that SinuNasal™ is to be regulated as a combination product with a drug primary mode of action rather than as a medical device will, if not overturned, adversely affect our ability to commercialize SinuNasal, and may cause us to discontinue the project.

The FDA has ruled that it will regulate SinuNasal as a combination product with a drug primary mode of action rather than as a medical device. In the event we elect to pursue litigation to overturn the FDA’s determination, the outcome is uncertain. If we choose not to litigate, or if we litigate and do not prevail, the FDA’s decision will significantly increase the cost and time needed to bring SinuNasal to market. We may choose to discontinue the effort to market SinuNasal rather than acquiesce in regulation of this product as a drug.

We are dependent on a sole-source supplier for cyclophosphamide, Cyrevia™’s active ingredient.

We are dependent on a sole-source supplier for cyclophosphamide. We are repurposing cyclophosphamide and administering it as part of our integrated risk-management system designed to assume consistency in use and to minimize the risks of treatment. Cyclophosphamide is currently FDA approved to treat disorders other than autoimmune disease, including various forms of cancer. To facilitate our development and commercialization of Cyrevia™, effective on November 29, 2010, we entered into an agreement (the “Baxter Agreement”) with Baxter Healthcare Corporation (“Baxter”), making Baxter our exclusive source of cyclophosphamide under an agreed-upon price structure. We believe that Baxter is the only cGMP manufacturer approved in the U.S. by the FDA of injectable/infusion cyclophosphamide (under the brand name, Cytoxan®) used in the U.S. as referenced in the FDA Orange Book. The Baxter Agreement grants us the exclusive right to use Baxter’s regulatory file and drug history (“Drug Master File”) for Cytoxan, which we believe will advance our planned clinical trials and anticipated communications with the FDA.

The Baxter Agreement secures for us the exclusive right to purchase Baxter’s Cytoxan for the treatment of various autoimmune diseases, including autoimmune hemolytic anemia, multiple sclerosis, systemic sclerosis and the prevention of graft-versus-host disease following bone marrow transplanting connection with the designated autoimmune disease indications.

The initial term of the Baxter Agreement commenced on November 29, 2010 and will continue until the earlier of (a) the date that is five years following the first arms’ length commercial sale by us to a third party of products incorporating cyclophosphamide for an indication within the exclusive clinical field defined in the Baxter Agreement and (b) November 29, 2020. Upon the expiration of the initial term, the Baxter Agreement will be automatically renewed for successive two year periods unless either party terminates the Baxter Agreement upon at least twelve months written notice prior to the relevant termination date. The Baxter Agreement is subject to early termination by Baxter for various reasons, including a material breach of the Baxter Agreement by us, a change in control of our Company, our failure to file an IND within 24 months of the date of the Baxter Agreement for a product within the scope of our exclusivity under the Baxter Agreement, or we does not make our first commercial sale of such a product within six years of the date the first clinical trial patient is dosed with Cytoxan.

Establishing additional or replacement suppliers for these materials or components may require a substantial amount of time. In addition, we may have difficulty obtaining similar components from other suppliers that are acceptable to the specific regulatory agencies.

If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of Cyrevia could be interrupted for an extended period of time, which may delay commercialization of Cyrevia. If, we are unable to obtain adequate amounts of these components, we may be required to obtain regulatory clearance from the specific regulatory agencies to use different components that may not be as safe or as effective. As a result, regulatory/marketing approval of Cyrevia may be suspended or delayed or may not be received at all. All these delays could cause delays in commercialization of Cyrevia, delays in our ability to generate revenue from Cyrevia, and increased costs.

Risks Related to Biovest Business Segments

Biovest’s clinical trials for BiovaxID™ were not regarded by the FDA as conclusive and the FDA has required Biovest, to conduct a second Phase 3 clinical trial, for this product candidate.

In July 2012, Biovest conducted a formal clinical meeting with the FDA in order to define the path for BiovaxID’s U.S. marketing approval. In its guidance, the FDA required that Biovest conduct a second Phase 3 clinical trial to complete the clinical data gained through Biovest’s Phase 3 clinical trial and its BiovaxID development program to support the filing of the BLA for BiovaxID. Biovest is preparing to initiate this second Phase 3 clinical trial to advance BiovaxID toward U.S. market, subject to availability of funding. Biovest continues to advance its efforts to comply with various regulatory validations and comparability requirements related to our manufacturing process and facility. However, no assurance can be given that substantial additional requirements will not be imposed by the FDA for the approval of BiovaxID. Biovest will experience significant additional costs and delay due to its second Phase 3 clinical trial, which may frustrate, delay, or render impossible marketing approval or commercialization.

The NCI is not precluded from working with other companies on developing products that are competitive with BiovaxID™.

Biovest’s BiovaxID vaccine is based on research and studies conducted at the NCI. The concept of producing a patient-specific anti-cancer vaccine through the hybridoma method from a patient’s own cancer cells has been discussed in a variety of publications over a period of many years, and, accordingly, the general method and concept of such a vaccine is not eligible to be patented by us, the NCI, or any other party. Until November 2006, Biovest was a party to a Cooperative Research and Development Agreement (“CRADA”), with the NCI for the development of a hybridoma-based patient-specific idiotypic vaccine for the treatment of indolent FL. Although the NCI transferred sponsorship of the IND for BiovaxID to Biovest in 2004, and although there are certain confidentiality protections for information generated pursuant to the CRADA, the CRADA does not prevent the NCI from working with other companies on other hybridoma-based idiotypic vaccines for indolent FL or other forms of cancer, and the NCI or its future partners may be able to utilize certain technology developed under our prior CRADA. If the NCI chooses to work with other companies in connection with the development of such a vaccine, such other companies may also develop technology and know-how that may ultimately enable such companies to develop products that compete with BiovaxID.

Additionally, through their partnership with the NCI, these companies could develop immunotherapies for other forms of cancer that may serve as barriers to any future products candidates that Biovest may develop for such indications.

Biovest has been dependent on a sole-source supplier for KLH, a critical raw material used in the manufacture of BiovaxID™, and physicians who administer BiovaxID depend on a sole-source supplier for GM-CSF, an immune system stimulant administered with BiovaxID.

Biovest has been dependent on a sole-source supplier for KLH, a critical raw material used in the manufacture of BiovaxID, and physicians who administer BiovaxID depend on a sole-source supplier for GM-CSF, an immune system stimulant administered with BiovaxID. In particular, manufacture of BiovaxID requires KLH, a foreign carrier protein. Biovest has historically purchased KLH from BioSyn Arzneimittel GmbH (“BioSyn”), which was a single source supplier. Biovest entered into a supply agreement with BioSyn during Biovest’s Phase 3 clinical trial of BiovaxID, pursuant to which BioSyn agreed to supply Biovest with KLH. That supply agreement has terminated, and Biovest is currently evaluating a potential agreement with BioSyn to supply us with the amounts of KLH necessary for commercialization. Additionally, Biovest has become aware of alternative suppliers who now market KLH and is also currently evaluating these potential suppliers and determining the steps necessary to confirm the equivalence of their product with the KLH supplied by BioSyn. However, Biovest has not yet established a relationship with these suppliers and Biovest has not completed testing to insure that the KLH supplied by them is suitable for use in the BiovaxID production process.

When BiovaxID is administered, the administering physician uses a cytokine to enhance the patient’s immune response, and this cytokine is administered concurrently with BiovaxID. The cytokine used by physicians for this purpose is GM-CSF. GM-CSF is a substance that is purchased by the administering physician and is administered with an antigen to enhance or increase the immune response to that antigen. The physicians who administer BiovaxID will rely on Genzyme Corporation, as a supplier of GM-CSF, and these physicians will generally not have the benefit of a long-term supply contract. Currently, GM-CSF is not commercially available from other sources in the U.S. While KLH and GM-CSF are generic products, Biovest may purchase and include GM-CSF in its product packaging and if so would be responsible for regulatory compliance issues.

Establishing additional or replacement suppliers for these materials or components may require a substantial amount of time. In addition, Biovest may have difficulty obtaining similar components from other suppliers that are acceptable to the specific regulatory agencies.

If Biovest has to switch to a replacement supplier, Biovest may face additional regulatory delays and the manufacture and delivery of BiovaxID could be interrupted for an extended period of time, which may delay commercialization of BiovaxID. If, Biovest is unable to obtain adequate amounts of these components, Biovest may be required to obtain regulatory clearance from the specific regulatory agencies to use different components that may not be as safe or as effective. As a result, regulatory/marketing approval of BiovaxID may be suspended or delayed or may not be received at all. All these delays could cause delays in commercialization of BiovaxID, delays in Biovest’s ability to generate revenue from BiovaxID, and increased costs.

GM-CSF is not approved for commercial sale outside of the U.S. Therefore, if the foreign regulatory agencies require GM-CSF to be administered along with BiovaxID™, then GM-CSF must also be approved in those particular foreign countries.

To enhance or increase a patient’s immune response, GM-CSF is administered by the patient’s physician concurrently with BiovaxID. If a foreign regulatory agency requires the administration of GM-CSF concurrently with BiovaxID to approve Biovest’s marketing approval application, then in order to achieve marketing approval for BiovaxID in that foreign market, GM-CSF must also receive regulatory/marketing approval in that foreign market. GM-CSF is currently only approved for sale in the U.S., but and is currently not approved for sale in any foreign markets. As a result, foreign regulatory/marketing approval of BiovaxID may be suspended or delayed or may not be received at all. These delays could cause delays in the foreign commercialization of BiovaxID, delays in Biovest’s ability to generate revenue from BiovaxID, and increased costs. Biovest may purchase and include GM-CSF in Biovest’s product packaging and if so, would be responsible for regulatory compliance issues.

Biovest may experience difficulties in manufacturing BiovaxID™ or in obtaining regulatory/marketing approval of the change in Biovest’s manufacturing site or process from the FDA or international regulatory agencies, which could prevent or delay Biovest in the commercialization of BiovaxID.

Manufacturing BiovaxID is complex and requires coordination internally among our employees, as well as, externally with physicians, hospitals, and third-party suppliers and carriers. This process involves several risks that may lead to failures or delays in manufacturing BiovaxID, including:

•	difficulties in obtaining adequate tumor samples from physicians;

•

difficulties in timely shipping of tumor samples to Biovest or in the shipping of BiovaxID to the treating physicians due to errors by third-party carriers, transportation restrictions, or other reasons;

•	destruction of, or damage to, tumor samples or BiovaxID during the shipping process due to the improper handling by third-party carriers, hospitals, physicians or Biovest;

•	destruction of, or damage to, tumor samples or BiovaxID during storage at Biovest’s facility; and

•	difficulties in ensuring the availability, quality, and consistency of materials provided by Biovest’s suppliers.

If Biovest experiences any difficulties in manufacturing BiovaxID, the commercialization of BiovaxID may be delayed, resulting in delays in generating revenue and increased costs.

In addition, because Biovest has relocated the site of the manufacturing process to its Minneapolis (Coon Rapids), Minneapolis facility following the BiovaxID Phase 3 clinical trial, Biovest is required to demonstrate to the FDA that the product developed under new conditions is comparable to the product that was the subject of earlier clinical testing. This requirement applies to the relocation at the Minneapolis (Coon Rapids), Minneapolis facility, as well as future expansion of the manufacturing facility, such as the possible expansion to additional facilities that may be required for successful regulatory/marketing approvals or commercialization of the vaccine, resulting in increased costs. There is also a requirement for validation of the manufacturing process for BiovaxID utilizing Biovest’s AutovaxID® instrument.

A showing of comparability requires data demonstrating that the product is consistent with that produced for the clinical trial and continues to be safe, pure, and potent and may be based on chemical, physical, and biological assays and, in some cases, other non-clinical data. This demonstration is based on various methods, as recommended in the FDA and International Conference of Harmonisation (“ICH”) regulatory guidelines. If Biovest demonstrates chemistry, manufacturing and controls (“CMC”) comparability, additional clinical safety and/or efficacy trials with the new product may not be needed. The FDA will determine if comparability data are sufficient to demonstrate that additional clinical studies are unnecessary. If the FDA requires additional clinical safety or efficacy trials to demonstrate comparability, our clinical trials or FDA approval of BiovaxID may be delayed, which would cause delays in generating revenue and increased costs.

The ongoing detailed analysis being performed in Biovest’s clinical trials for BiovaxID™ may produce negative or inconclusive results and may delay Biovest’s efforts to obtain regulatory/marketing approval for this product.

Biovest is currently engaged in performing detailed analyses of the safety and efficacy data generated by Biovest’s Phase 3 clinical trial of BiovaxID in FL and Biovest’s Phase 2 clinical trial in MCL. Biovest cannot predict with certainty the results of the analyses, and if the results are negative or inconclusive Biovest may decide, or regulators may require it, to conduct additional clinical and/or preclinical testing for this product candidate or cease Biovest’s clinical trials. If this happens, Biovest may not be able to obtain regulatory/marketing approval for BiovaxID for FL, MCL or both, or the anticipated time to market for this product may be substantially delayed, and Biovest may also experience significant additional development costs.

Inability to obtain regulatory/marketing approval for Biovest’s manufacturing facility or to manufacture on a commercial scale may delay or disrupt our commercialization efforts.

Before Biovest can obtain domestic or foreign regulatory/marketing approval for any new drug, the manufacturing facility for the drug must be inspected and approved by the particular regulatory agency. Biovest plans to establish a dedicated BiovaxID™ manufacturing facility within its existing Minneapolis (Coon Rapids), Minnesota leasehold space. Therefore, before Biovest can obtain regulatory agency’s approval necessary to allow Biovest to begin commercially manufacturing BiovaxID, Biovest must pass a pre-approval inspection of its BiovaxID manufacturing facility by the particular regulatory agency. In order to obtain marketing approval, Biovest will need to ensure that all of its processes, methods, and equipment are cGMP compliant, and perform extensive audits of vendors, contract laboratories, and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Biovest has undertaken steps towards achieving compliance with these regulatory requirements required for commercialization. In complying with cGMP, Biovest will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that BiovaxID meets applicable specifications and other requirements. If Biovest fails to comply with these requirements, Biovest could experience product liability claims from patients receiving BiovaxID, Biovest might be subject to possible regulatory action and Biovest may be limited in the jurisdictions in which it is permitted to sell BiovaxID.

In order to commercialize BiovaxID, Biovest will need to develop and qualify one or more additional manufacturing facilities. Preparing a facility for commercial manufacturing may involve unanticipated delays, and the costs of complying with state, federal, and foreign regulatory authorities’ regulations may be higher than Biovest anticipates. In addition, any material changes Biovest makes to the manufacturing process may require approval by the state, federal, and foreign regulatory authorities. Obtaining these approvals is a lengthy, involved process, and Biovest may experience delays. Such delays could increase costs and adversely affect Biovest’s business. In general, the domestic and foreign regulatory authorities view cGMP standards as being more rigorously applied as products move forward in development and commercialization. In seeking to comply with these standards, Biovest may encounter problems with, among other things, controlling costs and quality control and assurance. It may be difficult to maintain compliance with cGMP standards as the development and commercialization of BiovaxID progresses, if it progresses.

We and our product candidates are subject to comprehensive regulation by the domestic and foreign regulatory agencies. These regulatory agencies and other federal and state entities regulate, among other things, the preclinical and clinical testing, safety, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of our product candidates. If we, violate regulatory requirements at any stage, whether before or after regulatory/marketing approval is obtained, we may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

The BiovaxID™ clinical trials have demonstrated that certain side effects may be associated with this treatment and ongoing or future clinical trials may reveal additional unexpected or unanticipated side effects.

Biovest cannot guarantee that its current or future clinical trials for BiovaxID will not demonstrate additional adverse side effects that may delay or even preclude regulatory/marketing approval. Even if BiovaxID receives regulatory/marketing approval from any jurisdiction, if Biovest or others identify previously unknown side effects following approval, regulatory/marketing approval could be withdrawn and sales of BiovaxID could be significantly reduced.

Biovest is not able to prevent third parties, including potential competitors, from developing and selling an anti-cancer vaccine for NHL having the same composition of matter as BiovaxID™.

Biovest’s BiovaxID vaccine is based on research and studies conducted at the NCI. As a result of published studies, the concept of the vaccine and its composition are in the public domain and cannot be patented by Biovest, the NCI, or any other party. Biovest has filed U.S. and foreign patents applications on certain features of the integrated production and purification system used to produce and purify the vaccine in an automated closed system. Biovest has obtained an exclusive worldwide license from Stanford for use of a proprietary cell line which Biovest uses to manufacture BiovaxID, but Biovest cannot be certain that it will be successful in preventing others from utilizing this cell line or will be able to maintain and enforce the exclusive license in all jurisdictions. Biovest cannot prevent other companies using different manufacturing processes from developing active immunotherapies that directly compete with BiovaxID. However, as a result of the FDA’s Orphan Drug designation for the treatment of FL, MCL and WM, Biovest has seven years of market exclusivity in the U.S. from the date of FDA marketing approval for these three subtypes of B-cell NHL. Biovest has ten years of market exclusivity in the EU as a result of the EMA’s Orphan Medicinal Product designation for the treatment of FL and MCL.

Several companies, such as Spectrum Pharmaceutical, Inc., GlaxoSmithKline, Genentech, Inc., Corixa Corporation, Biogen Idec, and Immunomedics, Inc., are involved in the development of passive immunotherapies for NHL. These passive immunotherapies include Rituxan®, a monoclonal antibody, and Zevalin®, which are passive radioimmunotherapy products. Passive immunotherapies, particularly, Rituxan, are well accepted and established in the treatment of NHL and as such will impact both regulatory considerations and market penetration.

Biovest is developing cell-based manufacturing instruments. The development of such instruments is subject to numerous risks and uncertainties.

Biovest is developing cell-based manufacturing instruments. The development of such instruments is subject to numerous risks and uncertainties including the availability of funds required to support ongoing engineering, development and marketing; the ability of Biovest’s instruments to meet the requirements or expectations of potential customers; Biovest’s ability to meet the requirements of agencies of the DoD that currently support ongoing development efforts; the acceptance of its instruments by potential customers and various risks associated with engineering and developing new instruments. In Biovest’s efforts to develop cell-based instruments, Biovest has a large degree relied upon contracts and CRADAs with various agencies of the DoD. The ability to obtain additional contracts and/or agreements from such agencies and/or the ability to perform existing and future arrangements to the satisfaction of such agencies is uncertain and therefore represents a risk associated with Biovest’s development efforts.

There are many kinds of technologies for the manufacture of cell-based products. The technology relied upon by Biovest’s instruments and development efforts is referred to as hollow fiber perfusion which is not widely accepted for large-scale manufacturing and, notwithstanding Biovest’s development efforts, may not become widely accepted in the future. Biovest’s hollow fiber bioreactors must compete with many other kinds of cell-based manufacturing instruments including, but not limited to, stirred-tank reactors; airlift fermentors; roller bottles; packed bed reactors; two-chamber reactors; ceramic matrix systems; batch fermentation techniques; and WAVE bioreactors. There can be no assurance that Biovest’s hollow fiber systems will gain widespread acceptance competing with these other established technologies marketed by industry leaders such as General Electric, Lonza, 3M, Sartorius Stedim, Thermo Scientific and Sandoz Biopharmaceuticals.

Competition for cell-based instruments is intense. Most of the developers, manufacturers and marketers of cell-based manufacturing instruments are much larger, more entrenched with potential customers and better financed than Biovest which places Biovest at a competitive disadvantage.

Biovest’s contract cell production services are subject to the potential of product liability claims.

The contract production services for therapeutic products that Biovest offers exposes Biovest to a potential risk of liability as the proteins or other substances manufactured by Biovest, at the request of and to the specifications of Biovest’s customers, could potentially cause adverse effects. Biovest generally obtains agreements from its contract production customers indemnifying and defending Biovest from any potential liability arising from such risk. There can be no assurance; however, that Biovest will be successful in obtaining such agreements in the future or, that such indemnification agreements will adequately protect Biovest against potential claims relating to such contract production services. Biovest may also be exposed to potential product liability claims by users of its products. Biovest may seek to increase its liability insurance coverage in the future in the event of any significant increases in Biovest’s level of contract production services. There can be no assurance that Biovest will be able to maintain its existing coverage or obtain additional coverage on commercially reasonable terms, or at all, or that such insurance will provide adequate coverage against all potential claims to which Biovest might be exposed. A successful partially or completely uninsured claim against Biovest would have a material adverse effect on its operations.

Biovest’s contract cell production business is subject to intense competition.

The contract cell production business is highly competitive. Customers can select other cell production facilities, other cell production methods and other cell production instruments. Biovest considers its business environment to be competitive. Many of Biovest’s competitors are better established with greater capital resources. Historically, Biovest’s cell production facilities, method and equipment have been primarily used to produce relatively small batches, such as those used in research and development. While Biovest is seeking broader acceptance of its cell production facilities, method and equipment for larger and commercial scale production, Biovest may not be successful in cost effectively penetrating these larger markets.

Biovest uses hazardous materials in its business. Any claims relating to improper handling, storage or disposal of these materials could be costly and time consuming.

Biovest’s manufacturing, clinical laboratory, and research and development processes involve the storage, use and disposal of hazardous substances, including hazardous chemicals and biological hazardous materials. Because Biovest handles bio-hazardous waste with respect to Biovest’s contract production services, Biovest is required to conform to its customers’ procedures and processes to the standards set by the EPA, as well as those of local environmental protection authorities. Accordingly, Biovest is subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although Biovest believes that its safety and environmental management practices and procedures for handling and disposing of these hazardous materials are in accordance with good industry practice and comply with applicable laws, permits, licenses and regulations, the risk of accidental environmental or human contamination or injury from the release or exposure of hazardous materials cannot be completely eliminated. In the event of an accident, Biovest could be held liable for any damages that result, including environmental clean-up or decontamination costs, and any such liability could exceed the limits of, or fall outside the coverage of, Biovest’s insurance. Biovest may not be able to maintain insurance on acceptable terms, or at all. Biovest could be required to incur significant costs to comply with current or future environmental and public and workplace safety and health laws and regulations.

The success of Biovest’s instruments and disposables business may be dependent in large part upon the continued provision of development services to governmental agencies.

Biovest is collaborating with government agencies to further develop its AutovaxID® system and explore the potential production of additional vaccines, including vaccines for viral indications such as influenza. These development activities are being undertaken pursuant to contracts, such as CRADAs, with government agencies. Accordingly, these development activities are subject to the inherent risks associated with government contracts, including complying with the government contracting process and the government budgeting process. The success of Biovest’s instruments and disposables business for the foreseeable future may depend in large part on continued development activities and contracts with government agencies.

Risks Related to Our Operations

The failure to attract and retain skilled personnel could impair our product development and commercialization efforts.

The success of our business depends, in large part, on the performance of our senior management and key scientific, manufacturing and technical personnel. The loss of the services of any member of our senior management, our scientific, manufacturing or technical staff may significantly delay or prevent the achievement of product development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results, and financial condition. We do not maintain key man life insurance for any of our senior management and key scientific, manufacturing and technical personnel. We are not aware of any plans by our senior management and key scientific, manufacturing and technical personnel to retire or leave us in the near future.

We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

In addition, we believe that we will need to recruit additional senior management and scientific, manufacturing, and technical personnel. There is currently intense competition for skilled executives and employees with relevant scientific, manufacturing and technical expertise, and this competition is likely to continue. The inability to attract and retain sufficient scientific, manufacturing, technical, and managerial personnel could limit or delay our product development efforts, which would adversely affect the development of our product candidates and the commercialization of our potential products and the growth of our business.

We expect to expand our development, clinical research, and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to have significant growth in our expenditures, the number of our employees and the scope of our operations, in particular with respect to those product candidates that we elect to commercialize independently or together with a partner. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we believe that we have taken appropriate security measures to protect our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Risks Related to Our Common Stock

Our common stock is quoted on the Over-the-Counter Market.

As opposed to a larger or better accepted market, our common stock is quoted on the OTCQB™, which is the middle tier of the Over-the Counter Market (the “OTC Market”), reserved for companies that are registered and reporting with the SEC or a U.S. banking regulator. The OTCQB was launched in April 2010 by OTC Markets, Inc. to better distinguish OTC securities. There are no financial or qualitative standards to be in this tier. Thus, an investor might find it more difficult than it would be on a national exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities.

We cannot be certain that an active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of our common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may hurt the market price of our common stock.

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

We believe we are eligible to upgrade our common stock listing to the OTCQX™, which is the top tier of the OTC Market. The OTCQX is reserved exclusively for companies that meet the highest financial standards and undergo a qualitative review, as determined by the OTC Markets. However, there can be no assurance that an OTCQX market application, if submitted, will be approved.

The existence of minority shareholders in our Biovest subsidiary creates potential for conflicts of interest.

We own a majority of the outstanding shares of common stock of Biovest, and the remaining Biovest stock is owned by approximately 400 shareholders. To the extent that our officers and directors are also officers or directors of Biovest, matters may arise that place the fiduciary duties of these individuals in conflicting positions. We intend that such conflicts will be resolved by independent directors of Biovest, if this occurs, matters important to us could be delayed. Francis E. O’Donnell, Jr., M.D., our Executive Chairman, is also Executive Chairman of Biovest, Samuel S. Duffey, Esq., our Chief Executive Officer, President and General Counsel, is also Chief Executive Officer, President and General Counsel of Biovest, Douglas W. Calder, our Vice President of Strategic Planning and Capital Markets is also Vice President of Strategic Planning and Capital Markets of Biovest, and Carlos F. Santos, Ph.D., our Chief Science Officer is also Senior Vice President of Product Development and Regulatory Affairs of Biovest.

Shares of the Biovest stock held by us are subject to involuntary transfer under promissory notes, debentures and warrants issued by us.

In November 2010 and pursuant to our Plan, we issued certain promissory notes and debentures in the aggregate principle amount of approximately $3.1 million together with certain common stock purchase warrants. The promissory notes and debentures are convertible at the option of the holder into shares of our common stock or exchangeable for shares of Biovest common stock held by us, and the common stock purchase warrants are exercisable for our common stock or shares of Biovest common stock held by us. In connection with the certain debentures and common stock purchase warrants, we have pledged 14.4 million shares of the Biovest common stock held by us to be available to holders for exchange, as well as to secure the repayment of the debentures. The total number of shares of Biovest common stock transferable by us to the holders of the debentures, whether pursuant to the exchange of the debentures, the exercise of the common stock purchase warrants, or the exercise of rights under the pledge agreements may not exceed 14.4 million shares in the aggregate. Accordingly, as of December 1, 2012, it is possible that our ownership of Biovest common stock could decrease by up to 10.0 million shares as a result of the promissory notes, debentures and/or the common stock purchase warrants.

We have also pledged a total of approximately 43.1 million shares of Biovest common stock owned by us to secure debts owed to five secured creditors. On December 20, 2012, to secure payment of an additional secured promissory note, we pledeged 6,666,666 shares of Biovest common stock owned by us.

In addition, Biovest may issue shares of its common stock to third parties in connection with debt and/or equity financing transactions. In light of the foregoing, it is possible that we could cease to be the majority shareholder of Biovest. Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes (discussed herein). The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

There may not be a market for our common stock.

Our common stock is quoted on the OTCQB™. The OTCQB is the middle tier of the OTC Market. OTCQB companies are registered and reporting with the SEC or a U.S. banking regulator, making it easier for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. The OTC Market was launched in April 2010 by OTC Markets, Inc. to better distinguish OTC securities that are registered and reporting with U.S. regulators. However, no assurance can be given that a holder of our common stock will be able to sell such securities in the future or as to the price at which such securities might trade. The liquidity of the market for such securities and the prices at which such securities trade will depend upon the number of holders thereof, the interest of securities dealers in maintaining a market in such securities and other factors beyond our control.

Penny stock regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.0 million or annual income exceeding $0.2 million, or $0.3 million together with their spouse). For transactions covered by such rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker dealer must also disclose the commission payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

The further issuances of additional authorized shares of our common stock and preferred stock may adversely affect the market for our common stock.

As of November 30, 2012, there are 91,304,037 shares of common stock issued and 89,755,901 shares of common stock outstanding. Our Amended and Restated Certificate of Incorporation authorizes 300 million shares of common stock with a par value $.001 per share of common stock. The amount of our authorized shares of common stock provides us with the flexibility to issue more shares in the future, which might cause dilution to our shareholders. In addition, the total number of shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of outstanding stock options or common stock purchase warrants. To the extent such stock options or common stock purchase warrants are exercised, the holders of our common stock may experience further dilution.

Moreover, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of stock options and common stock purchase warrants, investors would experience additional dilution. Finally, in addition to the above referenced shares of authorized common stock which may be issued without shareholder approval, we have 150 million authorized but undesignated shares of preferred stock, the terms of which may be fixed by our Board of Directors. We have issued preferred stock in the past, and our Board of Directors has the authority, without shareholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of our common stock.

We have not been the subject of an independent valuation.

No investment banker or underwriter has been retained to value our common stock. We have not attempted to make any estimate of the prices at which our common stock may trade in the market. Moreover, there can be no assurance given as to the market prices that will prevail.

Common stock shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell some or all of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a shareholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our shareholders that are non-affiliates that have satisfied a one-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, product approval, production and supply dates, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from than those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Annual Report on Form 10-K should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

We do not expect to pay any dividends.

We have not declared or paid cash dividends since our inception. We currently intend to retain all of our earnings to finance future growth and therefore, do not expect to declare or pay cash dividends in the foreseeable future.

Our tax-loss carryforwards are subject to restrictions.

As of September 30, 2012, we had substantial net operating loss (“NOLs”) carry-forwards for federal income tax purposes of approximately $92.3 million (expiring beginning in 2020) which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLs is limited after an ownership change, as defined in Section 392, to an annual amount equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the federal long-term exempt tax rate. Due to the various changes in our ownership and as a result of our Chapter 11 proceeding, a significant portion of these carry-forwards are subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLs may be further limited as a result of future equity transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 7,400 square feet of office space in Tampa, Florida, which are our corporate, executive, and administrative offices. We share this office space with our subsidiaries, including Biovest. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.

Biovest leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which Biovest uses for office, laboratory, manufacturing, and warehousing facility space to support its (1) development, potential commercialization, and production of BiovaxID™, (2) production of its instruments and disposables, and (3) contract cell culture products and services. The lease expires on December 31, 2020. Biovest has the right to extend the term of the lease for two additional five year periods at the greater of (a) the base rent in effect at the end of the initial ten year lease term or (b) market rates in effect at the end of the initial ten year lease term. The lease contains provisions regarding a strategic collaboration whereby the landlord agreed to construct certain capital improvements to the leased premises to allow Biovest to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID and for potential future expansion to the facility to permit additional BiovaxID production capacity when required. The $1.5 million in improvements were completed in September 2011. These improvements were financed by Biovest through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota in the aggregate amount of $0.353 million (as described herein), and an increase to the base rent charged in order to recoup the costs of construction incurred by the landlord (approximately $1.0 million) over the initial term of the lease.

Until December 15, 2011, our wholly-owned subsidiary, Analytica, leased approximately 4,000 square feet of office space, located in New York, New York (the “New York Lease”) and office space located in Lorrach, Germany (the “Germany Lease”). On December 15, 2011, upon the closing of the sale of substantially all of the assets and business of Analytica, we assigned the New York and Germany Leases to the third-party purchaser.

We plan to continue to evaluate our requirements for facilities during fiscal 2013. We anticipate that, as our development and commercialization of our product candidates advance and as we prepare for the future commercialization of our product candidates, our facilities requirements will continue to change on an ongoing basis.

ITEM 3.	LEGAL PROCEEDINGS

Bankruptcy proceedings:

On November 10, 2008, we, along with our wholly-owned subsidiaries, filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, we filed our First Amended Joint Plan of Reorganization, and, on October 25, 2010, we filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. We emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Biovest litigation:

Clinstar, LLC

On August 4, 2008, Biovest was served with a summons and complaint filed in California Superior Court on behalf of Clinstar LLC (“Clinstar”) for breach of contract for non-payment of certain fees for clinical trial studies and pass-through expenses in the amount of $0.385 million. Upon the filing of Biovest’s Chapter 11 petition on November 10, 2008, this litigation was automatically stayed pursuant to provisions of federal bankruptcy law. Clinstar filed two identical proofs of claim regarding its breach of contract for non-payment litigation in the amount of $0.385 million, one against us, in our Chapter 11 proceeding and another against Biovest in its Chapter 11 proceeding. We, along with Biovest objected to Clinstar’s filing of Clinstar’s proofs of claim. On February 1, 2012, by order of the Bankruptcy Court, Clinstar’s proof of claim against Biovest was denied and Clinstar’s proof of claim against us was allowed. We issued 283,186 shares of our common stock at a conversion price of $1.36 per share as required by our Plan in full satisfaction of Clinstar’s proof of claim against us. Clinstar has no further claims against us or Biovest for breach of contract for non-pay ment.

Whitebox Entities:

On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”) commenced a breach of contract action to secure monetary judgment(s) in the approximate aggregate amounts of $1.2 million against Biovest for the outstanding principal and interest owed to them from unsecured promissory notes issued to the Whitebox Entities in Biovest’s Exit Financing (described herein) (the “Whitebox Litigation”). Biovest intends to seek the dismissal of this litigation and plans to defend these claims vigorously.

Other proceedings:

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under our convertible debentures issued in November 2010 (the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of this event of default, interest has begun accruing on the Matured Obligations at a default rate of 18% and the holders of the Matured Obligations have the right to an additional default payment of 30% on the outstanding balance due. The holders of the Matured Obligations could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the Matured Obligations have not taken any action to secure monetary judgment(s) against us for the outstanding principal and interest owed to them.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of Biovest’s Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Biovest Matured Obligations”). Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred under the Biovest Matured Obligations. With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes. Pursuant to cross-default provisions contained in certain of Biovest’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. Biovest has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Biovest Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Biovest Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

Except for the foregoing, we are not party to any material legal proceedings, and management is not aware of any additional threatened legal proceedings that could cause a material adverse impact on our business, assets, or results of operations. Further, from time to time we are subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Prior to August 19, 2010, our common stock was quoted on the Pink Sheets under the symbol “ABPIQ”. On August 19, 2010, our common stock opened for trading on the OTCQB Market under the symbol “ABPIQ”. On November 18, 2010, our common stock opened for trading on the OTCQB Market under the symbol “ABPI”.

Number of Common Shareholders

As of November 30, 2012, we had approximately 90 million shares of common stock outstanding, which were held by approximately 150 shareholders of record.

Quarterly High/Low Bid Quotations – ABPIQ/ABPI

The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated and as reported by the OTCQB Market. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended September 30, 2012:
First Quarter	$0.50	$0.26
Second Quarter	$0.57	$0.26
Third Quarter	$0.41	$0.18
Fourth Quarter	$0.28	$0.10

Year Ended September 30, 2011:
First Quarter	$1.55	$0.46
Second Quarter	$0.80	$0.43
Third Quarter	$0.63	$0.39
Fourth Quarter	$0.51	$0.32

As of November 30, 2012, the closing sale price for our common stock was $0.10.

Dividends

We have never declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. Although there are no contractual restrictions on our ability to pay dividends, we anticipate that all future earnings will be retained to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, and other factors.

Equity Compensation Plan Information

Securities authorized for issuance under our equity compensation plans which have been approved by our shareholders, as of September 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	30,468,021	$0.71	7,775,509

Total	30,468,021	$0.71	7,775,509

Recent Sales of Unregistered Securities

During the year ended September 30, 2012, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.	Pursuant to our Plan (with an effective date of November 17, 2010) and Section 1145 of the U.S. Bankruptcy Code, we issued 7,988,475 shares of our common stock between October 1, 2011 and September 30, 2012, in satisfaction of allowed claims under our Plan, with conversion prices ranging from $1.00 to $1.36 per share.

2.	From October 1, 2011 through May 17, 2012, pursuant to the Ryll Note and our Plan, we converted the quarterly principal and interest due on the Ryll Note into, and accordingly issued to Dennis Ryll, an aggregate of 4,817,342 shares of our common stock. These common stock shares were issued in lieu of cash for the aggregate payments of quarterly principal and interest totaling $1,757,142 with conversion prices ranging from $0.29 to $0.50 per share.

3.	From October 1, 2011 through August 24, 2012, we issued incentive stock option awards (“Option Awards”) to our employees, directors and consultants under our 2010 Equity Incentive Plan. The Option Awards granted options to purchase an aggregate of 5,536,213 shares of our common stock at exercise prices ranging from $0.15 to $0.44 per share.

4.	From October 1, 2011 through June 13, 2012, pursuant to the Accentia Corps Real Note, we converted the quarterly interest due on the Accentia Corps Real Note into, and accordingly issued to Corps Real, LLC, an aggregate of 410,403 shares of our common stock. These common stock shares were issued in lieu of cash for the aggregate payment of quarterly interest totaling $128,112, with conversion prices ranging from $0.26 to $0.41 per share.

5.	On June 1, 2012, we issued a convertible secured promissory note (the “Pabeti Note”) to Pabeti, Inc. providing for loans to us in the maximum aggregate amount of $1.5 million. At Pabeti, Inc.’s option, at any time prior to the earlier to occur of (a) the date of the prepayment in full or (b) June 1, 2017, Pabeti, Inc. may convert all or a portion of the outstanding balance of the Pabeti Note (including any accrued and unpaid interest) into shares of our common stock at a conversion rate equal to $0.25 per share.

6.	On June 1, 2012, we issued a common stock purchase warrant to Pabeti, Inc. to purchase up to 3,000,000 shares of our common stock at an exercise price of $0.28 per share. The common stock purchase warrant was issued pursuant to the Pabeti Note.

7.	From August 1, 2012 through September 1, 2012, pursuant to a consulting agreement between us and Rick Geislinger, we issued 15,000 shares of our common stock to Rick Geislinger with stock prices ranging from $0.12 to $0.22 per share.

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our Company.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraph 3 above by virtue of Section 4(2) of the Securities Act and by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. Such sales and issuances did not involve any public offering and, were made without general solicitation or advertising, and each purchaser represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. In addition, appropriate legends were (or will be) affixed to the share certificates and instruments issued (or to be issued) in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs 2, 4, 5, 6 and 7 above by virtue of Section 4(2) of the Securities Act in that such, sales and issuances did not involve a public offering. The recipients of the securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued in all such transactions. The recipients have adequate access, through their relationships with us, to information about us.

No underwriters were employed in any of the above transactions.

Purchase of Equity Securities

During the fourth quarter of fiscal 2012, there were no purchases made by or on behalf of us or any affiliated purchaser of our shares of common stock or other units of any class of our equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

Overview

Accentia is a biotechnology company focused on discovering, developing and commercializing innovatative therapies that address the unmet medical needs of patients utilizing therapeutic clinical products including personalized immunotherapies designed to treat autoimmune related diseases and cancer. We were incorporated in the State of Florida in 2002.

Cyrevia™ is a potential comprehensive system of care for the treatment of various autoimmune diseases. Cyrevia seeks to eliminate virtually all circulating white blood cells, including those driving autoimmunity, while seeking to spare the patient’s stem cells. The therapeutic theory of Cyrevia is that as the patient’s eliminated white blood cells are replenished with new white blood cells derived from these stem cells, the patient’s immune system becomes effectively replaced or “rebooted”. Cyrevia’s active ingredient is cyclophosphamide. We are repurposing cyclophosphamide and administering it as part of our integrated risk-management system designed to assure consistency in use and to minimize the risks of treatment. Cyclophosphamide is currently U.S. Food and Drug Administration (“FDA”) approved to treat disorders other than autoimmune disease, including various forms of cancer.

BiovaxID™ is being developed by our majority-owned subsidiary, Biovest International, Inc. (“Biovest”), as an active immunotherapy, personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer, specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under Biovest’s investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in patients with MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. Biovest believes that these clinical trials demonstrate the safety and efficacy of BiovaxID.

Based on scientific advice meetings conducted by Biovest with multiple European Union (“EU”)-Member national medicines agencies, Biovest filed its formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which begins the EU marketing approval application process. Additionally, based on a scientific advice meeting conducted with Health Canada, Biovest has announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. Biovest could receive a decision regarding EU marketing and Canadian regulatory approval for BiovaxID within 12 months after the submission and acceptance of our MAA and NDS, assuming that the rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered. Biovest also conducted a formal guidance meeting with the FDA in order to define the path for Biovest’s filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. Further in its guidance, the FDA required that Biovest conduct a second Phase 3 clinical trial to complete the clinical data gained through Biovest’s first Phase 3 clinical trial and Biovest’s BiovaxID development program to support the filing of its BLA for BiovaxID. Biovest is preparing, subject to required funding, to initiate this second Phase 3 clinical trial to advance BiovaxID toward the U.S. market.

To support Biovest’s planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, Biovest developed and commercialized a fully automated, reusable instrument that employees a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. Biovest plans to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID. Biovest believes that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically. AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. Biovest is collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases. Biovest also manufactures instruments and disposables used in the hollow fiber production of cell culture products. Biovest manufactures mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers. Biovest has produced over 7,000 cell based products for an estimated 2,500 researchers around the world. Biovest considers its vast experience in manufacturing small batches of different cell based products, together with Biovest’s expertise in designing and manufacturing instruments for personalized medicines as important competencies supporting its development of patient specific immunotherapies.

We anticipate developing the SinuNasal™ Lavage System (“SinuNasal”) as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”). SinuNasal is believed to provide benefit by delivering a proprietary patented buffered irrigation solution to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

Corporate Overview

In April 2002, we commenced business with the acquisition of Analytica International, Inc. (“Analytica”). Analytica conducted a global research and strategy consulting business that provided services to the pharmaceutical and biotechnology industries. We acquired Analytica in a merger transaction for $3.7 million cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of our Series B preferred stock. Analytica was founded in 1997 and has offices in New York and Germany. On December 15, 2011, we closed on the sale of substantially all of the assets and business of Analytica to a third-party, for a combination of fixed and contingent payments aggregating up to $10 million. The purchase agreement included the name “Analytica International, Inc.” Accordingly, we changed the name of our subsidiary from Analytica International, Inc. to Accentia Biotech, Inc.

In June 2003, we acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest’s business consists of three primary business segments: the development of BiovaxID™ for B-cell blood cancers; the manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and services. As of September 30, 2012, we owned approximately 59% of Biovest’s outstanding common stock with the minority interest being held by approximately 400 shareholders of record. Following our investment, Biovest continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Biovest files periodic and other reports with the Securities and Exchange Commission (“SEC”).

In November 2010, our Company and Biovest completed reorganizations and formally exited Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) as fully restructured companies. Through the provisions of our respective bankruptcy plans (as amended) (the “Plan” and the “Biovest Plan”, respectively), both of which were effective on November 17, 2010 (the “Effective Date”), our Company and Biovest restructured our debt into a combination of new debt and equity. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing Biovest’s Chapter 11 proceedings. Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with our Chapter 11 proceeding. Accordingly, we anticipate that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in our Chapter 11 proceeding.

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under our convertible debentures issued in November 2010 (the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of this event of default, interest has begun accruing on the Matured Obligations at a default rate of 18% and the holders of the Matured Obligations have the right to an additional default payment of 30% on the outstanding balance due. The holders of the Matured Obligations could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the Matured Obligations have not taken any action to secure monetary judgment(s) against us for the outstanding principal owed to them.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Biovest Matured Obligations”). Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred under the Biovest Matured Obligations. As a result of Biovest’s default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against Biovest for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of Biovest’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. Biovest has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Biovest Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Biovest Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

Results of Operations

Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011

Consolidated Results of Operations

Net Sales. Net sales for the year ended September 30, 2012 were $4.1 million, a 2.5% increase over the year ended September 30, 2011. Biovest experienced an increase of approximately $0.7 million in product revenue over the prior year, primarily due to the number of cultureware units, tubing sets and other disposable products sold to customers who have previously purchased Biovest’s hollow fiber instruments. These increases in product revenue were offset in part by a decrease of $0.4 million in service revenue. For the year ended September 30, 2012, Biovest completed five contracts for the manufacture of mammalian cell culture products at an average of $0.06 million per contract. For the year ended September 30, 2011, Biovest completed work on 15 contracts at an average of $0.07 million per contract.

Grant revenue received from the U.S. Internal Revenue Service, issued under the Qualifying Therapeutic Discovery Project under section 48D of the Internal Revenue Code decreased from $0.3 million during the year ended September 30, 2011 to $0.2 million for the year ended September 30, 2012. These federal grants were awarded to projects that show a reasonable potential to: (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute disease and conditions; (b) reduce the long-term growth of health care costs in the U.S.; or (c) significantly advance the goal of curing cancer within 30 years. We were awarded the federal grant to support the advancement of Cyrevia™ and Biovest was awarded the federal grant to support the advancement of BiovaxID™.

Research and Development Expenses. Our research and development expenses were $5.2 million for the year ended September 30, 2012 compared to $2.2 million for the year ended September 30, 2011, an increase of approximately $3.0 million. This increase is primarily due to an increase in stock compensation expense associated with stock options awarded by us and Biovest to our research and development personnel, which vested immediately, and were therefore expensed in the year ended September 30, 2012. In addition, the increase is also attributed to an increase in outsourced consulting services, travel expenses associated with our regulatory strategy, wages and cost of laboratory supplies, as Biovest continues its analyses of the available data from its BiovaxID™ clinical trials and Biovest seeks regulatory/marketing approval in the EU, Canada, and the U.S.

General and Administrative Expenses. Our general and administrative expenses were $7.4 million for the year ended September 30, 2012, a decrease of approximately $12.8 million over the year ended September 30, 2011. The decrease is primarily due to a decrease in share-based compensation of approximately $12.4 million compared to the year ended September 30, 2011. The prior period expense included compensation expense related to stock options granted during our Chapter 11 proceedings with vesting contingent upon our emergence from Chapter 11, in addition to the market value of 1.5 million shares of our common stock issued to our executives on November 17, 2010.

Interest Expense. For the year ended September 30, 2012, our interest expense was $7.9 million, a decrease of $0.2 million from the year ended September 30, 2011. The decrease is primarily due to the reduction of principal on our debt through conversions into shares of our common stock pursuant to the Plan.

Derivative gain (loss). Derivative gain was $1.4 million for the year ended September 30, 2012, as compared to a gain of $1.1 million for the year ended September 30, 2011. This difference of approximately $0.3 million is primarily related to the derivative instruments associated with our issuance of convertible debt and common stock purchase warrants. This gain was primarily due to a decrease in our common stock price and Biovest’s common stock price during the year ended September 30, 2012.

Gain on Reorganization. We have recognized gains of $5.7 million and $12.7 million for the years ended September 30, 2012 and 2011, respectively, as a result of the settlement of our prepetition claims through our Chapter 11 proceedings. Pursuant to the Plan, holders of existing voting shares immediately before the confirmation of the Plan received more than 50 % of the voting shares of the emerging entity, thus we did not adopt fresh-start reporting upon emergence from Chapter 11. We instead followed the guidance as described in Accounting Standards Codification (“ASC”) 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt has been reported as an extinguishment of debt resulting in the gain on reorganization.

Discontinued Operations. Income from discontinued operations was approximately $3.2 million for the year ended September 30, 2012, compared to $0.2 million for the year ended September 30, 2011. The difference is primarily related to the gain on sale of assets, which was approximately $4.0 million during the year ended September 30, 2012, as a result of the sale of substantially all the assets and business of Analytica. The initial proceeds of $4.0 million along with the $1.5 million earnout received on March 30, 2012 were used to calculate the gain, as the $1.5 million earnout was assured at the time of the determination of the gain. There was no gain on sale of assets during the year ended September 30, 2011. Accrued taxes of $0.6 million were recorded for estimated state and local taxes associated with the gain on this transaction.

Liquidity and Capital Resources

Sources of Liquidity

Our goal is to meet our cash requirements through proceeds from Biovest’s instruments and disposables and cell culture products and services manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, the modification of existing cash commitments, and strategic transactions such as collaborations and licensing. Our ability to continue present operations, to continue Biovest’s detailed analyses of BiovaxID’s clinical trial results, to meet our debt obligations as they mature (discussed below), and to pursue ongoing development and commercialization of Cyrevia™, BiovaxID™, AutovaxID® and SinuNasal™ including potentially seeking marketing approval, is dependent upon our ability to obtain significant external funding in the immediate term, which raises substantial doubt about our ability to continue as a going concern. Cash and cash equivalents, at September 30, 2012, were approximately $0.1 million, of which $0.07 million was attributable to Biovest compared to $0.4 million at September 31, 2011. Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our product candidates. We are currently in the process of exploring various financing alternatives. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under our convertible debentures issued in November 2010 (the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of this event of default, interest has begun accruing on the Matured Obligations at a default rate of 18% and the holders of the Matured Obligations have the right to an additional default payment of 30% on the outstanding balance due. The holders of the Matured Obligations could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the Matured Obligations have not taken any action to secure monetary judgment(s) against us for the outstanding principal owed to them.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Biovest Matured Obligations”). Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred under the Biovest Matured Obligations. As a result of Biovest’s default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against Biovest for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of Biovest’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. Biovest has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Biovest Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Biovest Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

Effective December 3, 2012, Biovest issued an additional secured promissory note to Corps Real, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”). The advances under the Biovest Corps Real LOC can only be used to sustain Biovest’s business operations. The Biovest Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Biovest Corps Real LOC. The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets. Pursuant to the security agreement and the amended and restated subordination agreement issued by Biovest under the Biovest Corps Real LOC, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Biovest Corps Real LOC.

On December 20, 2012, we issued an additional secured promissory note to Pabeti, the principal amount of up to $0.125 million (the “Pabeti Note II”). The Pabeti Note II can only be used to sustain our business operations. The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 20, 2013. The Pabeti Note is secured by a security interest in all of our assets and 6,666,666 shares of Biovest common stock owned by us.

Our liquid assets and cash flow are not sufficient to fully repay the principal owed under our outstanding debt instruments. Further, we cannot assure our shareholders that we can extend or restructure our Matured Obligations and Biovest’s Biovest Matured Obligations. We have not established access to additional capital or debt to repay our Matured Obligations and Biovest’s Biovest Matured Obligations. Further, we cannot assume our shareholders that we will be able to obtain needed funding to repay or restructure our Matured Obligations and Biovest’s Biovest Matured Obligations.

If, as or when required, we are unable to repay, refinance or restructure our indebtedness under our secured or unsecured debt instruments, or amend the covenants contained therein, the lenders and/or holders under such secured or unsecured debt instruments could elect to terminate their commitments thereunder cease making further loans and institute foreclosure proceedings or other actions against our assets. Under such circumstances, we could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of our debt instruments could also result in an event of default under one or more of our other debt instruments. We may have to seek protection under the U.S. Bankruptcy Code from the Matured Obligations and Biovest Matured Obligations. We cannot assure our shareholders that such a proceeding, if voluntarily or involuntarily instituted, would be successful in protection our shareholders. This would have a material adverse impact on our liquidity, financial position and results of operations.

Private Placement – June 2012

On June 15, 2012, we sold 1,071,432 units, with each unit consisting of one share of our common stock and common stock purchase warrants, to purchase one-half of one share of our common stock, to certain accredited investors for an aggregate purchase price of $0.225 million (or $0.21 per unit). The exercise of the common stock purchase warrants underlying the units is governed by the terms and conditions set forth in the common stock purchase warrants issued to the investors. The common stock purchase warrants give the investors the right to purchase an aggregate of up to 535,716 shares of our common stock at an exercise price of $0.28 per share (subject to adjustment for stock splits, stock dividends, certain other distributions, and the like). The common stock purchase warrants are immediately exercisable and will expire on June 15, 2017. This sale was made pursuant to subscription agreements, between our Company and the investors. Pursuant to the terms of the subscription agreements, on June 27, 2012, we filed a resale registration statement covering the shares of common stock underlying the units and the shares of common stock issuable upon exercise of the common stock purchase warrants. The registration statement was declared effective by the SEC on July 10, 2012.

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

Sale of Assets – Analytica Asset Purchase Agreement

On December 15, 2011, we, along with Analytica, LA-SER Alpha Group Sarl (“LA-SER”), and Analytica LA-SER International, Inc., a wholly-owned subsidiary of LA-SER (“Newcorp” and collectively with LA-SER, the “Purchaser”) closed on the sale of substantially all of Analytica’s assets and business to the Purchaser for a maximum aggregate purchase price of up to $10.0 million, consisting of fixed and contingent payments (the “Analytica Purchase Agreement”). As part of the purchase price payable by the Purchaser to Analytica, the Purchaser agreed to grant to Analytica, for no additional consideration, up to $0.6 million worth of research services at our request to support our ongoing biotechnology activities. In consideration for the sale of the assets and business, the Purchaser paid $4.0 million for our benefit directly to Laurus/Valens for the pre-payment of the Laurus/Valens Term Notes (described below). On March 30, 2012, the Purchaser paid us $1.5 million earn-out, based upon a formula involving the aggregate gross revenue of Newcorp from December 15, 2011 through March 31, 2012, as well as the aggregate backlog of Newcorp’s business as of March 31, 2012. The remainder of the purchase price up to a maximum of $4.5 million will be calculated based upon a multiple of Newcorp’s earnings before interest, taxes, depreciation and amortization (EBITDA) for specified periods, with certain adjustments for the amount of research services actually acquired by us up to $0.6 million.

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

Outstanding Accentia Indebtedness as of September 30, 2012*

	Outstanding Balance (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Pabeti Note (1)	$1,500	10.0%	06/01/2015	3,000,000	$0.28	06/01/2020
Accentia Corps Real Note (2)	$4,000	5.0%	06/13/2016	5,882,353	$0.47	06/13/2021
				5,500,000	$0.14	10/09/2020
Laurus/Valens Term Notes (3)	$5,006	8.5%	05/17/2013 and 11/17/2013	—	—	—
Ryll Note (4)	$561	6.0%	02/17/2013	—	—	—
McKesson Note (5)	$4,343	5.0%	03/17/2014	—	—	—
Debentures (Class 5) (6)	$225	8.5%	05/17/2013	2,508,960	$1.50	11/17/2013
Debentures (Class 6) (7)	$6,794	8.5%	11/17/2013	2,979,496	$1.50	11/17/2013
Debentures (Class 9) (8)	$14,169	0.0%	11/17/2012	3,154,612	$1.50	11/17/2013
Notes (Class 13) (9)	$975	0.0%	11/17/2012	1,072,840	$1.50	11/17/2013
March 2014 Distributions (10)	$1,692	5.0%	03/17/2014	—	—	—

Outstanding Biovest Indebtedness as of September 30, 2012*

	Outstanding Balance (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Exit Financing (11)	$1,216	7.0%	11/17/2012	8,733,096	$1.20	11/17/2017
Biovest Corps Real Note (12)	$2,292	16.0%	01/31/2013	—	—	—
Laurus/Valens Term A Notes (13)	$23,467	8.0%	01/31/2013	—	—	—
Laurus/Valens Term B Notes (14)	$4,160	8.0%	11/17/2013	—	—	—
March 2014 Obligations (15)	$2,833	5.0%	03/17/2014	—	—	—
Minnesota Promissory Notes (16)	$334	4.1%	05/01/2021	—	—	—

*	See the Notes to our consolidated financial statements for additional and subsequent event information on the outstanding debt listed in the tables above.
(1)	On June 1, 2012, we issued a secured convertible promissory note (the “Pabeti Note”) to Pabeti, Inc. (“Pabeti”) in the principal amount of $1.5 million. The Pabeti Note is secured by a first security interest in (a) 3,061,224 shares of Biovest common stock owned by us and (b) all of our contractual rights pertaining to the second earnout pursuant to the Analytica Purchase Agreement (described above). On October 9, 2012, pursuant to the Biovest Corps Real Note’s (described below) Corps Real, LLC (“Corps Real”) elected to loan to Biovest an additional $0.7 million. Since we are materially benefiting from Corps Real’s additional loan to Biovest, as an inducement for and in consideration of the additional loan, we agreed to include as security all our collateral securing our obligations to Corps Real under the Corps Real Security Agreement (described below) would secure our obligations to Pabeti.

(2)	On June 13, 2011, we issued a secured convertible promissory note (the “Accentia Corps Real Note”) to Corps Realin the principal amount of $4.0 million. The Accentia Corps Real Note is secured (as amended) by a first security interest in (a) 12.0 million shares of Biovest common stock owned by us, (b) 66.66% interest of our contractual rights pertaining to the first product for which a NDA is filed containing BEMA Granisetron pursuant to our settlement agreement (“BDSI Settlement Agreement”) with BioDelivery Sciences International, Inc. (“BDSI”), and (c) all our collateral securing our obligations to Pabeti. At September 30, 2012, in lieu of cash for the payment of interest, we converted approximately $0.15 million in interest due on the Accentia Corps Real Note into, and accordingly issued to Corps Real, 454,159 shares of our common stock.
(3)	On December 15, 2011, in connection with the Analytica Purchase Agreement (described above), we amended the term notes dated November 17, 2010 in the aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) and security agreements issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”). The Laurus/Valens Term Notes are now secured by liens on (a) all of our assets; junior only to certain permitted liens and (b) 20,115,818 shares of Biovest common stock owned by us.
(4)	On November 17, 2010, we issued a promissory note in the approximate amount of $4.5 million to Dennis Ryll (the “Ryll Note”).
(5)	On November 17, 2010, we issued a promissory note in the approximate amount of $4.3 million (the “McKesson Note”) to McKesson Corporation (the “McKesson Note”). The McKesson Note is secured by a lien on 6,102,408 shares of Biovest common stock owned by us.
(6)	On November 17, 2010, we issued debentures in the approximate amount of $3.1 million. We have pledged 14.4 million shares of the Biovest common stock owned by us to secure the repayment of the debentures and the exercise of the warrants.
(7)	On November 17, 2010, we issued debentures in the approximate amount of $9.7 million. The debentures are secured by a lien on certain of our assets.
(8)	On November 17, 2010, we issued non-interest bearing debentures in the approximate amount of $19.1 million. On November 17, 2012, we were unable to pay the amounts due under the debentures, in the aggregate of approximately $14.1 million in principal, an event of default occurred under the debentures. As a result of this event of default, interest has begun accruing on the debentures at a default rate of 18% and the holders of the debentures have the right to an additional default payment of 30% on the outstanding balance due. The holders of the debentures could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the debentures have not taken any action to secure monetary judgment(s) against us for the outstanding principal owed to them.
(9)	On November 17, 2010, we issued non-interest bearing notes in the approximate amount of $4.9 million. As of November 19, 2012, the notes were paid in full satisfaction of the obligations.
(10)	On November 17, 2010, we became obligated to pay our unsecured creditors $2.4 million, in cash and in one installment at maturity. We have come to compromises with certain unsecured creditors regarding their unsecured claims and have paid their unsecured claims by converting their compromised unsecured claims into shares of our common stock, at the Effective Date conversion rate of $1.36 per share.
(11)	On November 17, 2010, Biovest issued convertible notes in the aggregate principal amount of approximately $7.0 million (“Exit Financing”). As of September 30, 2012, certain holders of the notes issued in the Exit Financing have converted an aggregate principal amount of $5.8 million into shares of Biovest common stock, resulting in the issuance of approximately 6.9 million shares of Biovest common stock. Because Biovest was unable to pay the amount due under the promissory notes issued in the Exit Financing on November 17, 2012, an event of default occurred. As a result of Biovest’s default under the promissory notes issued in the Exit Financing, interest has begun accruing on those promissory notes at rate of 15% per annum. On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”) commenced a breach of contract action to secure monetary judgment(s) in the approximate aggregate amounts of $1.2 million against Biovest for the outstanding principal and interest owed to them from the promissory notes issued to the Whitebox Entities in Exit Financing (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding promissory notes issued in the Exit Financing.

(12)	On November 17, 2010, Biovest issued a secured convertible promissory note in the approximate principal amount of $2.3 million (the “Biovest Corps Real Note”) to Corps Real. On October 9, 2012, and under the terms of the Biovest Corps Real Note, Corps Real elected to loan to Biovest an additional $0.7 million. As a result of the additional loan, the current outstanding principal balance under the Biovest Corps Real Note increased from approximately, $2.3 million to $3 million.

Because Biovest was unable to pay the amount due under the Biovest Corps Real Note on November 17, 2012, an event of default occurred. Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real pursuant to which (i) the maturity date of the Biovest Corps Real Note was extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real granted Biovest a forbearance (until January 31, 2013) from its exercise of the rights and/or remedies available to its under the Biovest Corps Real Note. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real a potential restructuring of the Biovest Corps Real Note. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.

(13)	On November 17, 2010, Biovest issued two types of term notes – one in the aggregate principal amount of approximately $24.9 million (the “Term A Notes”) and one in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”).

Because Biovest was unable to pay the amount due under the Term A Notes on November 17, 2012, an event of default occurred. Pursuant to cross-default provisions contained the Term B Notes, Laurus/Valens may declare the Term B Notes to be in default as well. Effective November 17, 2012, Biovest entered into a standstill agreement with Laurus/Valens, pursuant to which (i) the maturity date of the Term A Notes was extended from November 17, 2012 to January 31, 2013 and (ii) Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from exercising their rights and/or remedies available to them under the Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Laurus/Valens a potential restructuring of the Term A Notes and Term B Notes. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors.

Effective December 3, 2012 and pursuant to the security agreement and the amended and restated subordination agreement issued by Biovest under the new secured promissory note to Corps Real, which provides a revolving line of credit in the principal amount of up to $1.5 million to Biovest to be used to sustain Biovest’s business operations, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the new secured promissory note to Corps Real.

(14)	On November 17, 2010, Biovest became obligated under the Biovest Plan to pay certain of its unsecured creditors the aggregate principal amount of approximately $2.7 million in cash together with interest.
(15)	As of September 30, 2012, the outstanding principal balance of the Accentia Promissory Demand Note comprises of advances from Accentia in the form of cash loans, interest, payments directly to third parties on Biovest’s behalf and allocated inter-company expenses.
(16)	On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority for the City of Coon Rapids and the Minnesota Investment Fund (State of Minnesota), which provided capital to help add workers and retain high-quality jobs in the State of Minnesota (collectively, the “Minnesota Promissory Notes”). Proceeds from these transactions were used to fund the capital improvements made to our existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.

Because Biovest was unable to pay the amounts due under certain matured notes in the aggregate of approximately $27.7 million in principal (collectively, the “Biovest Matured Obligations”) and pursuant to cross-default provisions contained in the Minnesota Promissory Notes, the EDA and/or MIF may declare the Minnesota Promissory Notes to be in default as well. Biovest has not been notified of an event of default by the EDA and MIF.

Cash resources

Our cash and cash equivalents were $0.1 million, at September 30, 2012, compared to $0.4 million at September 30, 2011.

Net cash flows from operating activities

During the year ended September 30, 2012, we incurred a net loss of $9.2 million. Included in the net loss were several non-cash items as described below:

•	Accretion of debt discounts of $3.2 million.

•	Share-based compensation of $3.8 million.

•	Derivative gain of $1.4 million.

•	Gain on sale of discontinued operations of $4.0 million.

•	Gain on reorganization of $5.7 million, primarily related to the settling previously unresolved claims below their reserved amounts.

•	An increase in accrued expenses of $4.2 million, primarily related to an increase in accrued interest on outstanding debt.

During the year ended September 30, 2011, we incurred a net loss of $15.7 million. Included in the net loss were several non-cash items as described below:

•

A charge in the amount of $16.3 million for employee share-based compensation. Upon confirmation of the Plan, a number of incentive stock options previously issued to our employees and directors became vested, resulting in this non-cash charge for the grant-date fair value of the stock options that became vested.

•	An increase in accrued expenses of $3.2 million, primarily related to the accrued interest on outstanding debt.

•	Accretion of debt discounts of $1.9 million.

•	Gain on reorganization of $12.7 million.

Net cash flow from investing activities

Cash flows from investing activities for the year ended September 30, 2012, were approximately $5.4 million. Proceeds from the sale of substantially all of the assets and business of Analytica of $5.5 million were offset by $0.1 million used for the acquisition of furniture, equipment, and leasehold improvements.

During the year ended September 30, 2011, cash flows used in investing activities were approximately $0.8 million. Biovest made significant improvements to their leased facility in Minneapolis (Coon Rapids), Minnesota. While the majority of these improvements were financed (approximately $1.0 million) by the landlord, Biovest did reimburse the landlord for certain leasehold improvements. Additionally, in years ended September 30, 2011 and 2012, Biovest (a) purchased software and equipment to assist Biovest in its analyses of the data obtained from its clinical trials and (b) updated Biovest’s manufacturing facility to facilitate its compliance with various regulatory validations and comparability requirements related to Biovest’s manufacturing process and facility, as Biovest continues its advancement toward seeking regulatory/marketing approval from the EMA, Health Canada, the FDA, and other regulatory agencies.

Net cash flow from financing activities

Financing activities for the year ended September 30, 2012, included the following:

•	Proceeds from related party notes of $3.5 million (Corps Real and Pabeti).

•	Proceeds from the private placements of shares of our common stock of $0.6 million.

•	Payments on notes payable and long-term debt of $3.7 million, primarily related to the payment to Laurus/Valens of approximately $3.7 million from the initial proceeds from the sale of Analytica.

Financing activities for the year ended September 30, 2011, included the following:

•

Biovest’s issuance of long term debt resulting in aggregate proceeds of $7.4 million. The Exit Financing (discussed above) resulted in $7.0 million in proceeds, while the Minnesota Promissory Notes (discussed above) resulted in $0.4 million in proceeds.

•	Biovest’s payment of deferred finance costs of $1.1 million.

•	Biovest’s prepayment of $1.4 million pursuant to the terms of the Laurus/Valens Term A Notes.

•	Our issuance of related party debt of $2.3 million, which includes $2.0 million in principal from the Accentia Corps Real Note (discussed above) received by September 30, 2011.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, contingencies and litigation on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

While our significant accounting policies are more fully described in our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results:

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

Grant revenue. Grant revenue is the result of our Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government in November 2010 and October 2011. Grant revenue is recognized up to 50% of the reimbursable expenses incurred during years ended September 30, 2012 and 2011, for our Company and year ended September 30, 2011 for Biovest.

Inventories. Inventories are recorded at the lower of cost or market. We periodically review inventory quantities of raw materials, instrumentation components and disposables on hand, and we record write-downs of inventories to market value based upon contractual provisions and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required.

Valuation of goodwill and intangible assets. Our intangible assets include goodwill, trademarks, product rights, non-compete agreements, technology rights, purchased customer relationships, and patents, all of which are accounted for based on ASC Topic 350 Intangibles-Goodwill and Other. As described below, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with limited useful lives are amortized using the straight-line method over their estimated period of benefit, ranging from two to eighteen and one-half years. Goodwill is tested for impairment by comparing the carrying amount to the estimated fair value, in accordance with GAAP. Impairment exists if the carrying amount is less than its estimated fair value, resulting in a write-down equal to the difference between the carrying amount and the estimated fair value. We had no carrying value of goodwill at September 30, 2012. Our carrying value of goodwill at September 30, 2011 was $0.9 million (included in noncurrent assets of discontinued operations at September 30, 2011). The values recorded for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require critical estimates and assumptions derived from and which include, but are not limited to: (i) information included in our business plan, (ii) estimated cash flows, (iii) discount rates, (iv) patent expiration information, (v) terms of license agreements, and (vi) expected timelines and costs to complete any in-process research and development projects to commercialize our product candidates under development.

We recorded amortization of intangible assets of $0.1 million and $0.5 million in the years ended September 30, 2012 and 2011, respectively. We amortize intangibles based on their expected useful lives and look to a number of factors for such estimations, including the longevity of our license agreements and the remaining life of patents on products being marketed. Our carrying value of intangible assets at September 30, 2012 is negligible and at September 30, 2011 was $0.6 million, principally comprised of intangibles from discontinued operations, net of accumulated amortization. We begin amortizing capitalized intangibles on their date of acquisition.

Impairment testing. Our goodwill impairment testing is calculated at the reporting unit level. Our annual impairment test has two steps. The first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write-down is recorded.

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

Share-based compensation. We account for stock-based compensation based on ASC Topic 718-Stock Compensation which requires expensing of stock options and other share-based payments based on the fair value of each stock option awarded. The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. This model requires management to estimate the expected volatility, expected dividends, and expected term as inputs to the valuation model.

In applying the Black-Scholes options-pricing model during year ended September 30, 2012, we assumed no dividend yield, risk-free interest rates ranging from 0.37% to 0.84% expected option terms ranging from 2.5 to 6.0 years, volatility factors ranging from 119.5% to 131.2% to a share price and an exercise price ranging from $0.15 to $0.44.

We recorded stock-based compensation of approximately $3.8 million and $16.3 million in the years ended September 30, 2012 and 2011, respectively. For both periods, stock-based compensation is classified in both general and administrative expense and research and development expense in the accompanying consolidated statements of operations.

Derivative instruments – Fair value of financial assets and liabilities. We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we and our consolidated subsidiaries have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding common stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

We estimate fair values of all derivative instruments, such as freestanding common stock purchase warrants, and embedded conversion features utilizing Level 2 inputs. We use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.

We report our derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2012 and September 30, 2011.

Income taxes. We incurred net operating losses (“NOLs”) for the years ended September 30, 2012 and 2011, and consequently did not or will not be required to pay federal or foreign income taxes, but we did pay nominal state taxes in several states where we have operations. We have federal NOLs carryover of approximately $243.1 million as of September 30, 2012, which expires through 2027. Of this amount, approximately $89.1 million is attributable to Biovest and will no longer be available to offset income generated by the other members of the group. Biovest has federal NOLs carryover, which expire through 2020.

Under Section 382 and 383 of the Internal Revenue Code (“IRC”), if an ownership change occurs with respect to a “loss corporation” as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to us. Due to the acquisition transactions in which we have engaged in recent years, we believe that the use of these NOLs will be significantly limited. In addition, the utilization of our NOLs carryforwards may be further limited if we experience a change in ownership of more than 50% subsequent to the last change in ownership of September 30, 2003. Accordingly, our NOLs carryover is available to offset future federal taxable income arising before such ownership changes may be further limited.

We currently have limitations on at least $30.0 million of the NOLs based upon ownership changes through September 30, 2003. Of those losses subject to the limitations, $11.3 million is expected to expire before the losses can be utilized. Of the remaining amounts, the limitation is approximately $1.8 million per year through approximately the year ended September 30, 2013. After that, the annual limitation will decrease to approximately $0.2 million through September 30, 2024.

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

Impact of foreign sales. A significant amount of our operating revenue has historically been derived from export sales. Our export sales were 39%, and 28% of total revenue for the years ended September 30, 2012 and 2011, respectively. While we invoice our customers in U.S. dollars, we will be subject to risks associated with foreign sales, including the difficulty of maintaining cross-cultural distribution relationships, economic or political instability, shipping delays, fluctuations in foreign currency exchange ratios and foreign patent infringement claims, all of which could have a significant impact on our ability to deliver products on a timely and competitive basis. This has not been a significant factor in prior years. In addition, future imposition of, or significant increases in, the level of customs duties, export quotas or other trade restrictions could have an adverse effect on our business.

Effects of inflation. Our assets are primarily liquid in nature and are not significantly affected by inflation. However, the rate of inflation affects our expenses, including employee compensation, raw materials and occupancy, which may not be readily recoverable through charges for services provided by us.

Funding requirements. We expect to devote substantial resources to further our development and commercialization efforts for our product candidates. Our future funding requirements and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expense incurred to complete our clinical trials;

•	the costs and timing of the regulatory process as we seek approval of our product candidates in development;

•	the advancement of our product candidates in development;

•	the timing, receipt and amounts of milestone payments to our existing development partners;

•

our ability to generate new relationships with industry partners whose business plans seek long-term commercialization opportunities which allow for up-front deposits or advance payments in exchange for license agreements;

•	the timing, receipt and amount of sales, if any, from our product candidates in development;

•	the cost of manufacturing (paid to third parties) of our licensed product candidates;

•	the cost of marketing and sales activities of those product candidates;

•	the continued willingness of our vendors to provide trade credit on historical terms;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our product candidates in development;

•

our ability to maintain our assets or cash flow so that they are sufficient to fully repay the principal owed under our outstanding debt instruments, either upon maturity or immediately upon demanded acceleration, upon the current event of default or any other events of default;

•	our ability to refinance or restructure our outstanding matured debt instruments; and

•	the receptivity of the financial market to biopharmaceutical companies.

Off-balance sheet arrangements. We do not maintain any off-balance sheet financing arrangements.

Fluctuations and operating results. We anticipate that our results of operations will fluctuate from quarter-to-quarter or year-to-year for several reasons, including:

•	the timing and extent of the development and commercialization of our product candidates;

•	the timing and extent of our development activities and clinical trials for our product candidates that we may develop in the future;

•	the timing and outcome of our regulatory/marketing approval applications both nationally and internationally for our product candidates;

•	the sale of assets and business of our wholly-owned operating subsidiary, Analytica (see Note 4 in the accompanying notes to the consolidated financial statements);

•	the timing and extent of our adding new employees and infrastructure; and

•	the timing of any milestone payments, license fees, or royalty payments that we may be required to make.

Consequently, revenues, profits or losses may vary significantly from quarter-to-quarter or year-to-year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements: See “Index to Consolidated Financial Statements” on Page F-1 immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit non-accelerated filers like us to provide only management’s report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of the Registrant, as of the year ended September 30, 2012

Name	Age	Position
Samuel S. Duffey, Esq.	67	Chief Executive Officer, President, and General Counsel (Principal Executive Officer)

Garrison J. Hasara, CPA	43	Acting Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

Carlos F. Santos, Ph.D.	35	Chief Science Officer

Douglas W. Calder	45	Vice President, Strategic Planning & Capital Markets

Francis E. O’Donnell, Jr., M.D.	62	Executive Chairman and Director

Edmund C. King	77	Lead Director, Chairman of the Audit Committee

David M. Schubert	46	Director

William S. Poole	65	Director, Chairman of the Compensation Committee

Christopher C. Chapman, M.D.	60	Director

Samuel S. Duffey, Esq. was appointed to serve as our Chief Executive Officer and designated to serve as our Principal Executive Officer in December 2011. Mr. Duffey continues to serve as our President (since December 2008) and as our General Counsel (since 2003). Mr. Duffey served a director of our Company from 2003 to 2005. Also in December 2011, Mr. Duffey was appointed to serve as Chief Executive Officer of our majority owned subsidiary, Biovest and designated to serve as its Principal Executive Officer. Mr. Duffey also continues to serve as Biovest’s President and General Counsel (since February 2009). Prior to 2003, Mr. Duffey practiced business law with Duffey and Dolan P.A. beginning in 1992. From February 2000 to September 2003, Mr. Duffey served as the non-executive chairman and as a member of the Board of Directors of Invisa, Inc., a small publicly held safety company, and from October 2001 to May 2004, Mr. Duffey also served as the non-executive chairman and as a member of the Board of Directors of FlashPoint International, Inc., a publicly held automotive parts company which is currently named Navitrak International Corporation. Mr. Duffey received his B.A. and J.D. degrees from Drake University. We believe that Mr. Duffey’s experience and skills make him a qualified and valuable member of our management team. Mr. Duffey has been instrumental in facilitating our capital raises and was instrumental in managing our Company through the very complex Chapter 11 process.

Garrison J. Hasara, CPA was appointed to serve as our Acting Chief Financial Officer and designated to serve as our Principal Financial Officer and Principal Accounting Officer in January 2011, and continues to serve as our Controller, a position that he has held since June 2005. From November 2003 to June 2005, Mr. Hasara served as our Compliance Specialist. Prior to that time and prior to joining our Company, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Service Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991. We believe that Mr. Hasara’s experience and skills make him a qualified and valuable member of our management team.

Carlos F. Santos, Ph.D. was appointed to serve as our Chief Science Officer in March 2009. Since March 2009, Dr. Santos has served as Senior Vice President, Product Development & Regulatory Affairs of Biovest. Dr. Santos manages responsibilities related to our pharmaceutical product development, intellectual property design, regulatory strategy and corporate development planning activities. Dr. Santos holds the role of Chief Science Officer of Hopkins Capital Group, LLC (“Hopkins Entities”) an affiliation of limited liability companies, which engages in business development of disruptive healthcare technologies, and has contributed to its portfolio of companies since 1998. Dr. Santos is a graduate of the University of Michigan where he earned a Ph.D. in Bioinformatics, and Washington University (St. Louis) where he earned a B.S. in Computer Science. At the University of Michigan, he developed automated natural language processing systems to integrate high-throughput genomic experimental data with known protein interaction pathways in metastatic prostate cancer progression. He also led the development of a large-scale automated search and summarization engines for biomedical documents at the University of Michigan’s National Center for Integrative Biomedical Informatics. From 1998 to 2001, he was a researcher at Washington University’s Institute for Biomedical Computing (now the Center for Computational Biology). We believe that Dr. Santos’ experience and skills make him a qualified and valuable member of our management and product development teams.

Douglas W. Calder was appointed to serve as our Vice President, Strategic Planning & Capital Markets in January 2011. Also, in January 2011, Mr. Calder was appointed Vice President, Strategic Planning & Capital Markets of Biovest. From December 2007 to January 2011, Mr. Calder was the Director of Investor Relations for us and for Biovest. From 1999 to 2007, Mr. Calder was the Investor Relations Officer for Viragen, Inc., an AMEX-listed, publicly-traded biotechnology company. From 1989 to 1999, Mr. Calder was a financial portfolio manager with a biotechnology focus working for the New York Stock Exchange Member Firms: Dean Witter Reynolds, Gruntal & Co. and Moors & Cabot. Mr. Calder brings more than 20-years of life science executive experience as a financial portfolio manager and investor relations professional in managing corporate communications, business development, media strategies and capital markets responsibilities for us and Biovest. Mr. Calder received his B.A. from Florida State University. We believe that Mr. Calder’s experience and skills make him a qualified and valuable member of our management team.

Francis E. O’Donnell, Jr., M.D. was appointed by our Board of Directors as its Executive Chairman in December 2011. Since our Company’s inception in 2002, Dr. O’Donnell has served as the Chairman of our Board of Directors. Dr. O’Donnell also served as our Chief Executive Officer from September 2003 to December 2011, and served as our President from September 2003 through November 2004. In December 2011, Dr. O’Donnell was also appointed by Biovest’s Board of Directors as its Executive Chairman. At Biovest, Dr. O’Donnell served as its Chief Executive Officer from February 2009 to December 2011 and as Vice-Chairman of its Board (non-executive) from 2003 to 2009. Since May 2002, Dr. O’Donnell has also been the Chairman of the Board of BioDelivery Sciences International, Inc. (“BDSI”), a publicly traded drug delivery technology company. Since 1999, Dr. O’Donnell has served as a manager of the Hopkins Entities. The Hopkins Entities are also significant shareholders of our Company, Biovest, and BDSI. Dr. O’Donnell is a 1975, summa cum laude graduate of the Johns Hopkins School of Medicine. He received his specialty training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. He is the former Professor and Chairman, Department of Ophthalmology, St. Louis University School of Medicine. Dr. O’Donnell has published over 30 peer-reviewed scientific articles and he has been awarded over 34 U.S. patents. He is the recipient of the 2000 Jules Stein Award from Retinitis Pigmentosa International. He is a Trustee for St. Louis University. We believe that Dr. O’Donnell’s experience and skills make him a qualified and valuable member of our management team and our Board of Directors. Specifically, Dr. O’Donnell’s biotechnology experience, management experience and background in medicine make him a valuable resource on our management team and Board of Directors.

Edmund C. King has been a Director of our Company since October 2006. He has also been a Director at Biovest, since June 2010. From 1974 to 1992, Mr. King was a partner at Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s southern California senior healthcare partner. Prior to that, Mr. King directed the southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical Securities and Exchange Commission consultation. Mr. King has served as Chief Financial Officer and Director of Invisa, Inc., a small publicly held safety company, since November 2000 and as President and Chief Executive Officer since November 2007. In 1999, Mr. King became a financial consultant to SmartGate, L.C., a manufacturer of safety sensors for parking and barrier gates. In 2003, SmartGate, L.C. merged with Invisa, Inc. Mr. King is also a member of the board of directors of LTC Properties, Inc., a NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, has served on the National Advisory Council of Brigham Young University’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the MPMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. We believe that Mr. King’s experience and background make him a qualified and valuable member of our Board of Directors. Specifically, Mr. King’s background in accounting and finance make him a valuable member of and resource on our Board of Directors.

David M. Schubert has been a Director of our Company since October 2005. Mr. Schubert is currently the Chief Business Officer of Accelerator Corporation (“Accelerator”), a venture capital-backed biotechnology investment company located in Seattle, Washington. Prior to joining Accelerator in 2005, Mr. Schubert served as President and founder of Cellexsys, Inc. (“Cellexsys”), a privately held biotechnology company that he founded in January 2001 that was acquired by Chromos Molecular Systems in July 2004. Following the sale of Cellexsys, Mr. Schubert has worked as an independent consultant providing advisory services to biotechnology companies. Prior to founding Cellexsys, Mr. Schubert worked for Targeted Genetics Corporation, a publicly held developer of gene-based treatments, as Senior Director, Strategic Initiatives from April 2000 to December 2000 and as Senior Director, Communications and Strategic Relations from November 1997 through March 2000. Mr. Schubert’s prior work experience also includes serving as a Senior Market Manager-Immunotherapy for Baxter Healthcare Corporation. Mr. Schubert is a graduate of Eastern Nazarene College with Bachelor’s degrees in Biology and Psychology, Utah State University with a Master’s degree in Biology, and The Pennsylvania State University with an MBA. We believe that Mr. Schubert’s experience and background make him a qualified and valuable member of our Board of Directors. Specifically, Mr. Schubert’s background in biotechnology and healthcare make him a valuable member of and resource on our Board of Directors.

William S. Poole has been a Director of our Company since June 2007. He has extensive experience in the biopharmaceutical and medical device industries, which has he worked in for forty years. From 1972 to early 1996, Mr. Poole worked for Lederle Laboratories, a Division of American Cyanamid Company (collectively, “Cyanamid”). During his 24-year career at Cyanamid, Mr. Poole held positions of increasing responsibility and held the position of World-Wide Division President of the Medical Device Division when Wyeth acquired Cyanamid in 1995. From 1997 to 2000, Mr. Poole served as President, North American Pharmaceuticals, of Novo Nordisk Pharmaceuticals, and from 2000 to 2003 he also served as President of Biovail Pharmaceuticals. In both of these companies, Mr. Poole was instrumental in aggressively growing revenue, building solid management teams and dramatically improving profitability. As President of these firms, Mr. Poole had total profit and loss responsibility and directly managed vice presidents in charge of each business department within the organizations. Since April 2005, Mr. Poole has been a Director on BDSI’s Board of Directors and Chairman of its Compensation Committee. Since 2008, Mr. Poole has acted as a private consultant and, until his appointment to BDSI’s Board, Mr. Poole served as a member of the Commercial Advisory Board of BDSI’s subsidiary, Arius Pharmaceuticals, Inc. Mr. Poole was Acting President/CEO of Spherics, Inc., a biotechnology company focusing on unique delivery mechanisms of certain drugs for the treatment of central nervous system diseases during 2007 and 2008. We believe that Mr. Poole’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Mr. Poole’s experience and background in the pharmaceutical, biopharmaceutical and medical devices industries make him a qualified and valuable member of and resource for our Board of Directors.

Christopher C. Chapman, M.D. has been a Director of our Company since April 2008. He has been a Director at Biovest, since March 2004. From 2004 to the present, Dr. Chapman has been manager of Chapman Pharmaceutical Consulting, Inc., a consulting organization that provides support on clinical and regulatory issues for pharmaceutical and biotechnology companies in North America, Europe, Japan, India and Africa. Dr. Chapman received his medical degree from Georgetown University in Washington, DC in 1987, where he completed his internship in Internal Medicine. He completed a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown University. Since 1995, Dr. Chapman has been a critical care physician on the staff at Doctor’s Community Hospital, Lanham, Maryland. In 2009, Dr. Chapman joined Takeda Pharmaceuticals, Inc., a large international pharmaceutical company, and manages pharmacovigilance for an ongoing Phase 3 clinical trial. Dr. Chapman also is a consultant manager for Middle Brook Pharmaceuticals, a developer of anti-infective products, and a manager for staff at Enzon Pharmaceuticals, a developer of innovative cancer therapeutics. Dr. Chapman was the Executive Vice President of Medical and Regulatory Affairs and Director of New Business Development (pharmaceuticals) for BDSI on a part time basis from October 2000 to November 2004. From 1995 to April 2000, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI Medical Affairs, Drug Safety and Medical Writing Departments. We believe that Dr. Chapman’s experience and skills make him a qualified and valuable member of our Board of Directors. Specifically, Dr. Chapman’s background in drug development consultation and clinical trials make him a valuable member of and resource on our Board of Directors.

Audit Committee. We have a separately-designated standing Audit Committee, which was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Messrs. King, Schubert and Chapman are members of the Audit Committee. The Board has determined that Mr. King is the “audit committee financial expert” as that term is defined in SEC regulations and that Mr. King is “independent” as independence for audit committee members is defined under the applicable NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, as amended, an officer, director, or greater-than-10% shareholder of our Company must file a Form 4 reporting the acquisition or disposition of our equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, during the year ended September 30, 2012, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees and directors and all of the employees and directors of our subsidiaries. The text of the Code of Business Conduct and Ethics is posted on our Company website at www.accentia.net in the “Investor Relations” section of the website.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation paid to our named executive officers for the years ended September 30, 2012 and 2011. Individuals we refer to as our “named executive officers” include our Principal Executive Officer and our most highly compensated executive officers (other than our Principal Executive Officer) whose total compensation for services rendered in all capacities exceeded $0.1 million during the year ended September 30, 2012 (“fiscal 2012”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Option Awards ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Samuel S. Duffey, Esq.(a) President, Chief Executive Officer and General Counsel (Principal Executive Officer)(1)	Accentia compensation 2012	200,000	398,574	109,000	17,658	(2)	725,232
	Biovest compensation 2012	237,500	442,000	109,000	—		788,500

	Accentia compensation 2011	206,321	108,000	—	11,180	(3)	325,501
	Biovest compensation 2011	228,606	288,125	—	—		516,731

Garrison J. Hasara, CPA Acting Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	2012 2011	177,343 181,342	53,158 54,000	— —	14,025 14,032	(4) (5)	244,526 249,374

Carlos F. Santos, Ph.D.(a) Chief Science Officer	Accentia compensation 2012	135,000	164,331	50,000	12,183	(6)	361,514
	Biovest compensation 2012	135,000	281,000	50,000	—		466,000

Douglas W. Calder(a)	Accentia compensation 2012	98,745	146,360	77,000	14,532	(7)	336,637
Vice President of Strategic Planning and Capital Markets	Biovest compensation 2012	98,746	219,000	38,500	—		356,246

(a)	Our employees have dual responsibilities as they provide services to both our Company and to Biovest. In this Summary Compensation Table, the compensation paid to those individuals by us and Biovest are shown on separate lines.
(1)	In December 2011, Mr. Duffey was appointed to serve as our Chief Executive Officer, in addition to continuing his responsibilities as our President and General Counsel. Mr. Duffey was also designated to serve as our Principal Executive Officer.
(2)	In fiscal 2012, Mr. Duffey was paid $17,658 in other compensation which consisted of the following payments: $11,658 related to medical, dental and life insurance and long and short term disability and $6,000 related to auto allowances.
(3)	In the year ended September 30, 2011 (“fiscal 2011”), Mr. Duffey was paid $11,180 in other compensation which consisted of the following payments: $7,180 related to medical, dental and life insurance and long and short term disability and $4,000 related to auto allowances.
(4)	In fiscal 2012, Mr. Hasara was paid $14,025 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability.
(5)	In fiscal 2011, Mr. Hasara was paid $14,032 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability.
(6)	In fiscal 2012, Dr. Santos was paid $12,183 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability.
(7)	In fiscal 2012, Mr. Calder was paid $14,532 in other compensation which consisted of payments related to medical, dental and life insurance and long and short term disability.

Employment Agreements with Executives. Mr. Duffey’s salary, as reflected above, was established by an employment agreement existing prior to fiscal 2012. On January 1, 2005, Mr. Duffey entered into an employment agreement with an initial term of five years. The employment agreement expired on January 1, 2010 and Mr. Duffey continues his employment on an “at-will” basis. The employment agreement provided that, during the time of such individual’s employment and ending two years from the termination of the agreement, such individual may not solicit customers and will not engage in or own any business that is competitive with us. Messrs. Hasara and Calder and Dr. Santos have not entered into any employment agreements with our Company and they continue their employment on an “at-will” basis.

Base Salaries. During fiscal 2012, we did not establish specific performance objectives for these executive officers and their total compensation for services rendered was based on their overall performances.

Cash Bonuses and Incentives. On February 29, 2012, the Board approved the compensation arrangements for the executive officers as a result of an annual compensation review by the Board and its Compensation Committee. Although approved, the payment of the cash bonuses for the executive officers was postponed due to our then financial position. On August 24, 2012, the Board approved the payment of certain of our executive officers’ cash bonuses through our 2010 Equity Incentive Plan.

Option Awards. The amounts in the “Option Awards” column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of shares of our common stock on the date of exercise. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements. A description of our 2010 Equity Incentive Plan to which these Option Awards were awarded is discussed in Note 16 to our consolidated financial statements.

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

Change in Control Severance Policy. Mr. Duffey did not have any change in control severance provisions in his now expired, January 1, 2005 employment agreement.

Outstanding Equity Awards

The following table summarizes the outstanding unexercised stock options and unvested equity incentive plan awards held by each of our named executive officers as of September 30, 2012.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Samuel S. Duffey, Esq. Accentia Biopharmaceuticals, Inc. options(1)

	118,765	—	2.11	11/07/2013
	41,168	—	7.59	02/09/2016
	391,168	—	3.70	12/15/2016
	275,000	—	2.69	01/07/2018
	2,000,000	—	0.18	11/13/2018
	4,250,000	—	0.44	02/12/2020
	—	150,000	0.80	01/01/2021
	600,000	—	0.44	02/28/2028
	1,244,324	221,154	0.15	08/24/2017

(Continued)

OUTSTANDING EQUITY AWARDS FOR THE YEAR ENDED SEPTEMBER 30, 2012

(Continued)

Name	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Biovest International, Inc. options(2)
	500,000	—	0.50	11/11/2013
	500,000	—	0.72	02/10/2016
	150,000	—	0.60	04/11/2018
	1,500,000	—	0.06	02/24/2019
	3,000,000	—	0.69	02/22/2020
	62,500	187,500	0.92	01/01/2021
	919,100	—	0.57	03/30/2022
	1,067,573	184,296	0.18	08/24/2017

Garrison J. Hasara, CPA Accentia Biopharmaceuticals, Inc. options(1)

	4,751	—	2.63	07/01/2014
	6,986	—	6.90	02/09/2016
	20,000	—	2.44	10/10/2016
	19,572	—	3.36	12/15/2016
	100,000	—	2.69	01/07/2018
	75,000	—	0.18	02/24/2019
	600,000	—	0.44	02/12/2020
	—	75,000	0.80	01/01/2021
	100,000	—	0.44	02/28/2022
	44,511	65,143	0.15	08/24/2017

Biovest International, Inc. options(2)
	15,000	—	0.70	03/02/2016
	45,000	—	0.60	04/11/2018
	100,000	—	0.06	02/24/2019
	100,000	—	0.69	02/22/2020
	6,410	28,940	0.18	08/24/2017

Carlos F. Santos, Ph.D.(a) Accentia Biopharmaceuticals, Inc. options(1)

	2,348	—	3.36	12/15/2016
	5,000	—	2.69	01/07/2018
	250,000	—	0.18	02/24/2019
	1,000,000	—	0.44	02/12/2020
	—	100,000	0.80	01/01/2021
	250,000	—	0.44	02/28/2022
	489,103	103,846	0.15	08/24/2017

Biovest International, Inc. options(2)
	1,000	—	0.50	04/02/2014
	15,000	—	0.60	04/11/2018
	200,000	—	0.06	02/24/2019
	800,000	—	0.69	02/22/2020
	50,000	150,000	0.92	01/01/2021
	636,300	—	0.57	03/30/2022
	407,585	86,539	0.18	08/24/2017

Continued

OUTSTANDING EQUITY AWARDS FOR THE YEAR ENDED SEPTEMBER 30, 2012

(Continued)

Name	Number of Securities Underlying Unexercised Options - (#) Exercisable	Number of Securities Underlying Unexercised Options - (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Douglas W. Calder Accentia Biopharmaceuticals, Inc. options(1)

	15,000	—	2.70	11/29/2017
	75,000	—	0.18	02/24/2019
	1,000,000	—	0.44	02/12/2020
	—	100,000	0.80	01/01/2021
	250,000	—	0.44	02/28/2022
	358,779	51,916	0.15	08/24/2017

Biovest International, Inc. options(2)
	20,000	—	0.50	11/17/2017
	10,000	—	0.60	04/11/2018
	250,000	—	0.06	02/24/2019
	850,000	—	0.69	02/22/2020
	37,500	112,500	0.92	01/01/2021
	494,900	—	0.57	03/30/2022
	342,784	43,264	0.18	08/24/2017

(1)	Options to purchase shares of our common stock, granted pursuant to our Equity Incentive Plans (Note 16).
(2)	Options to purchase shares of Biovest’s common stock, granted pursuant to Biovest’s Equity Incentive Plans.

Option Grants. In fiscal 2012, we granted stock options to purchase the following aggregate numbers of shares of our common stock to the following named executive officers under our 2010 Equity Incentive Plan.

•	2,065,481 to Mr. Duffey;

•	209,654 to Mr. Hasara;

•	842,949 to Dr. Santos; and

•	660,695 to Mr. Calder.

The option grants have exercise prices that were equal to 100% of the closing market price for our common stock on the date of the option grant. The unexercisable option awards outstanding in the table above will vest upon the achievement of certain milestones relating to our stock price and our continued development of our product candidates.

Our decision to grant stock options to our employees was based primarily on the recommendation of our Compensation Committee and our desire to retain and motivate our employees.

Compensation of Directors

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED SEPTEMBER 30, 2012

During fiscal 2012, the Board did not receive any monetary compensation for serving as members of the Board or as members or chairmen of the various committees of the Board. The amounts in the “Total Stock Option Awards” column represent the fair value computed in accordance with ASC Topic 718. The fair value of the stock options would likely vary from the actual value the holder would receive because the actual value depends on the number of stock options exercised and the market price of our common stock on the date of exercise. Assumptions used in the calculation of these amounts are included in Note 16 to our consolidated financial statements herein.

Name	Total Stock Option Awards ($)

Francis E. O’Donnell, Jr., M.D. (1)	127,039

Edmund C. King (2)	42,346

David M. Schubert (3)	42,346

William S. Poole (4)	42,346

Christopher C. Chapman, M.D. (5)	42,346

(1)	As of September 30, 2012, the aggregate number of outstanding option awards held by Dr. O’Donnell was 3,899,752.
(2)	As of September 30, 2012, the aggregate number of outstanding option awards held by Mr. King was 585,000.
(3)	As of September 30, 2012, the aggregate number of outstanding option awards held by Mr. Schubert was 567,500.
(4)	As of September 30, 2012, the aggregate number of outstanding option awards held by Mr. Poole was 485,000.
(5)	As of September 30, 2012, the aggregate number of outstanding option awards held by Dr. Chapman was 482,500.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by this Item 12 relating to equity compensation plans is incorporated by reference from Part II, Item 5 of this Annual Report on Form 10-K.

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of November 30, 2012 by:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of November 30, 2012 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned(1)

5% Shareholders
Ronald E. Osman(3) 1602 West Kimmel Street Marion, IL 62959	9,852,935	9.99%

Dennis Ryll(4) 2595 Red Springs Drive Las Vegas, NV 89135	8,667,828	9.59%

Alan M. Pearce(4)	5,755,802	6.12%
13766 East Yucca Street
Scottsdale, AZ 85259

Named Executive Officers and Directors
Samuel S. Duffey, Esq.(5)	9,141,582	9.32%
Garrison J. Hasara, CPA(6)	1,035,963	1.14%
Carlos F. Santos, Ph.D.(7)	2,100,297	2.29%
Douglas M. Calder(8)	1,750,695	1.91%
Francis E. O’Donnell, Jr., M.D.(9)	8,924,590	9.32%
Edmund C. King(10)	585,000	*
David M. Schubert(11)	567,500	*
William S. Poole(12)	485,000	*
Christopher C. Chapman, M.D.(13)	482,500	*
Executive Officers and Directors as Group (10 persons)	25,840,944	22.35%

*	Less than 1.0%

(Footnotes continued on next page)

(1)	These percentages were calculated using the 89,755,901 shares of our common stock outstanding on November 30, 2012.
(2)	Mr. Osman’s beneficial ownership includes:

(a)	423,354 shares of common stock held by MRB&B, LLC, 65,422 shares of common stock held by Ronald E. Osman & Associates, Ltd. 401(k) Profit Sharing Plan (“Osman 401(k) Plan”), and 454,159 shares of common stock held by Corps Real, LLC (“Corps Real”);

(b)	8,910,000 of common stock of the 11,764,706 total shares of common stock issuable pursuant to a secured convertible promissory note held by Corps Real;

(c)	no shares of common stock of the 6,000,000 total shares of common stock issuable pursuant to a secured convertible promissory note held by Pabeti, Inc. (“Pabeti”);

(d)	no shares of common stock of the 5,076,210 total aggregate shares of common stock issuable pursuant to the two common stock purchase warrants held by Michelle A. Osman Irrevocable Trust Agreement dated March 14, 2009 (“Michelle Osman Trust”); and

(e)	no shares of common stock of the 4,878,963 total aggregate shares of common stock issuable pursuant to the two common stock purchase warrants held by, the Michelle A. Osman, Trustee, the Ronald E. Osman Irrevocable Trust II U/A/D 04/30/12 (“REO Irrevocable Trust II”).

Although, the Pabeti secured convertible promissory note, the two common stock purchase warrants held by the Michelle Osman Trust, the two common stock purchase warrants held by REO Irrevocable Trust II, and the portion of the Corps Real secured convertible promissory note, are exercisable for and/or convertible into shares of our common stock, only 8,910,000 of the common stock shares are issuable and included upon exercise of the Corps Real secured convertible promissory note in the calculation of Mr. Osman’s beneficial ownership. Pursuant to the secured convertible promissory notes and the common stock purchase warrants (as assigned) held by the Michelle Osman Trust and the REO Irrevocable Trust II, we are not permitted to effect a conversion of the secured convertible promissory notes and/or an exercise of the common stock purchase warrants, to the extent that, after giving effect to an issuance after a conversion of the secured convertible promissory notes and/or an exercise of the common stock purchase warrants, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Corps Real’s affiliates) and/or Pabeti (together with Pabeti’s affiliates and any other person or entity acting as a group together with Pabeti or any of Pabeti’s affiliates) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of our common stock issuable upon conversion of the secured convertible promissory notes and/or the exercise of the common stock purchase warrants.

Mr. Osman holds voting and investment power over the shares held by the Osman 401(k) Plan and holds voting and investment power over the shares held by MRB&B, LLC, as its sole manager and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Michelle Osman is Mr. Osman’s spouse. Mr. Osman does not hold ownership and voting and investment power over the shares held by the Michelle Osman Trust and the REO Irrevocable Trust II and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Mr. Osman holds voting and investment power over the shares held by Corps Real, as its sole manager and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Mr. Osman holds voting and investment power over the shares held by Pabeti, as its President and an owner and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3)	Mr. Ryll’s beneficial ownership includes:

(a)	8,042,057 shares of common stock held by Mr. Ryll;

(b)	19,833 shares of common stock held by Diane E. Ryll, Trustee of the Diane E. Ryll Revocable Trust U/T/A dated December 17, 1998, as amended (“Diane Ryll Trust);

(c)	5,938 shares of common stock issuable pursuant to options held by Mr. Ryll that are currently exercisable or that are exercisable within 60 days of November 30, 2012; and

(d)	600,000 shares of common stock issuable pursuant to a secured convertible promissory note held by Mr. Ryll.

Diane Ryll is Mr. Ryll’s spouse. Mr. Ryll does not hold ownership and voting and investment power over the shares held by Diane Ryll Trust and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(4)	Mr. Pearce’s beneficial ownership includes:

(a)	95,003 shares of common stock held by the Pearce Family Partnership; 380,011 shares of common stock held jointly by Mr. Pearce and Mr. Pearce’s spouse, Wanda Pearce; and 1,053,507 shares of common stock held by Mr. Pearce; and

(b)	4,227,281 shares of common stock issuable pursuant to options held by Mr. Pearce that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

(5)	Mr. Duffey’s beneficial ownership consists of 9,141,582 shares of common stock issuable pursuant to options held by Mr. Duffey that are currently exercisable or that are exercisable within 60 days of November 30, 2012.
(6)	Mr. Hasara’s beneficial ownership consists of 1,035,963 shares of common stock issuable pursuant to options held by Mr. Hasara that are currently exercisable or that are exercisable within 60 days of November 30, 2012.
(7)	Dr. Santos’ beneficial ownership consists of 2,100,297 shares of common stock issuable pursuant to options held by Dr. Santos that are currently exercisable or that are exercisable within 60 days of November 30, 2012.
(8)	Mr. Calder’s beneficial ownership consists of 1,750,695 shares of common stock issuable pursuant to options held by Mr. Calder that are currently exercisable or that are exercisable within 60 days of November 30, 2012.
(9)	Dr. O’Donnell’s beneficial ownership includes:

(a)	750,000 shares of common stock held by Dr. O’Donnell, 3,335,992 shares of common stock held by Hopkins Capital Group, LLC (“HCG”), and 738,846 shares of common stock held by Hopkins Capital GroupII, LLC (“HCGII”); and

(b)	3,899,752 shares of common stock issuable pursuant to options held by Dr. O’Donnell that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

Dr. O’Donnell holds voting and investment power over shares held by each of HCG and HCGII as the manager of both HCG and HCG II and disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(10)	Mr. King’s beneficial ownership consists of 585,000 shares of common stock issuable pursuant to options held by Mr. King that are currently exercisable or that are exercisable within 60 days of November 30, 2012.
(11)	Mr. Schubert’s beneficial ownership consists of 567,500 shares of common stock issuable pursuant to options held by Mr. Schubert that are currently exercisable or that are exercisable within 60 days of November 30, 2012.
(12)	Mr. Poole’s beneficial ownership consists of 485,000 shares of common stock issuable pursuant to options held by Mr. Poole that are currently exercisable or that are exercisable within 60 days of November 30, 2012.
(13)	Dr. Chapman’s beneficial ownership consists of 482,500 shares of common stock issuable pursuant to options held by Dr. Chapman that are currently exercisable or that are exercisable within 60 days of November 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the years ended September 30, 2012 and 2011, we were a party to the following transactions with certain of our executive officers, directors, holders of more than 5% of our voting securities, and their respective affiliates. We believe that the terms of these transactions were no less favorable to us than the terms that could have been obtained from unaffiliated third parties. In some instances, transactions which occurred in prior years are also described in order to provide proper background.

Relationship with Biovest International, Inc.

As of September 30, 2012, we owned approximately 59% of Biovest’s outstanding common stock and had loaned to Biovest approximately $4.0 million (the “Accentia Promissory Demand Note”). The Accentia Promissory Demand Note is due upon demand and accrues interest at the prime rate (3.25% at September 30, 2012). The outstanding principal balance of the Accentia Promissory Demand Note consists of in advances to Biovest from us in the form of cash loans, interest, payments directly to third parties on Biovest’s behalf and allocated inter-company expenses. Included in this balance is approximately $0.2 million, representing the fair value of the common stock shares issued by us in settlement of the claim filed by Clinstar, LLC against Biovest in Biovest’s Chapter 11 proceedings.

On November 17, 2010, in accordance with the Biovest Plan, the entire outstanding balance due from Biovest to us at that time (approximately $13.5 million) was converted into shares of Biovest common stock, which were issued to us at a conversion price equal to $0.75 per share and which resulted in the issuance by Biovest to us of a total of 17,925,720 shares of Biovest common stock.

Relationships with Affiliates

Pabeti, Inc.

On June 1, 2012, we issued a secured convertible promissory note (the “Pabeti Note”) to Pabeti, Inc. (“Pabeti”) in the principal amount of $1.5 million. Ronald E. Osman, a shareholder of our Company, is the President and owner of Pabeti. The Pabeti Note matures on June 1, 2015, at which time all indebtedness will be due and payable. Interest on the outstanding principal amount of the Pabeti Note accrues at a fixed rate of 10% per annum and is payable beginning on June 30, 2013, on a quarterly basis in arrears (as to the principal amount then outstanding). We also entered into a security agreement (the “Pabeti Security Agreement”) with Pabeti. Under the Pabeti Security Agreement, the Pabeti Note is secured by a first security interest in (a) 3,061,224 shares of Biovest common stock owned by us and (b) all of our contractual rights pertaining to the second earnout pursuant to the Analytica Purchase Agreement (described herein). We also issued a common stock purchase warrant to Pabeti to purchase 3.0 million shares of our common stock with an exercise price of $0.28 per share (subject to adjustment for stock splits, stock dividends, and the like) with an expiration date of June 1, 2020. On October 9, 2012, pursuant to the Biovest Corps Real Note’s (described below) Corps Real, LLC (“Corps Real”) elected to loan to Biovest an additional $0.7 million. Since we are materially benefiting from Corps Real’s additional loan to Biovest, as an inducement for and in consideration of the additional loan, we agreed to include as security all our collateral securing our obligations to Corps Real under the Corps Real Security Agreement (described below) would secure our obligations to Pabeti. The principal amount of the Pabeti Note, at September 30, 2012, was $1.5 million.

On December 20, 2012, we issued an additional secured promissory note to Pabeti, the principal amount of up to $0.125 million (the “Pabeti Note II”). The Pabeti Note II can only be used to sustain our business operations. The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 20, 2013. The Pabeti Note is sured by a security interest in all of our assets and 6,666,666 shares of Biovest common stock owned by us.

Corps Real, LLC – Accentia

On June 13, 2011, we issued a secured convertible promissory note (the “Accentia Corps Real Note”) to Corps Real in the principal amount of $4.0 million. Corps Real and its majority owner are shareholders of our Company. Also, Corps Real and its majority owner, MRB&B, LLC are both managed by Ronald E. Osman, also a shareholder of our Company. The Accentia Corps Real Note matures on June 13, 2016, at which time all indebtedness will be due and payable. Interest on the outstanding principal amount of the Accentia Corps Real Note accrues at a fixed rate of 5% per annum and is payable on a quarterly basis in arrears (as to the principal amount then outstanding). In September 2012, Corps Real suspended its quarterly interest payments indefinitely. We also entered into a security agreement (the “Corps Real Security Agreement”) with Corps Real. Under the Corps Real Security Agreement, the Accentia Corps Real Note is secured by a first security interest in (a) 12.0 million shares of Biovest common stock owned by us and (b) all of our contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron pursuant to our settlement agreement (“BDSI Settlement Agreement”) with BDSI. We also issued to Corps Real a common stock purchase warrant to purchase 5,882,353 shares of our common stock with an exercise price of $0.47 per share (subject to adjustment for stock splits, stock dividends, and the like) with an expiration date of June 13, 2016 (the “Corps Real Warrant”). On October 9, 2012, pursuant to the Biovest Corps Real Note’s (described below), Corps Real elected to loan to Biovest an additional $0.7 million. Since we are materially benefiting from Corps Real’s additional loan to Biovest, as an inducement for and in consideration of the additional loan, we granted to Corps Real a new common stock purchase warrant to purchase up to 5.5 million shares of our common stock at an exercise price of $0.14 per share, which warrant is immediately exercisable and will expire on October 9, 2020, and we agreed to amend the following: (a) the Corps Real Warrant expiration date was extended from June 2016 to June 2021; (b) the assignment to Corps Real of 33.33% interest in our contract rights under the BDSI Settement Agreement; (c) our remaining 66.66% interest in our contract rights under the BDSI Settlement Agreement would continue to secure our indebtedness to Corps Real and its affiliates; and (d) all our collateral securing our obligations to Pabeti under the Pabeti Security Agreement (as amended) will also secure our obligations to Corps Real. The principal amount of the Accentia Corps Real Note, at September 30, 2012, was $4.0 million and in lieu of cash for the payment of interest, we converted approximately $0.09 million in interest due on the Accentia Corps Real Note into, and accordingly issued to Corps Real, 410,403 shares of our common stock.

Corps Real-Biovest

On November 17, 2010, Biovest issued a secured convertible promissory note in the amount of approximately $2.3 million to Corps Real (the “Biovest Corps Real Note”). On October 9, 2012, pursuant to the Biovest Corps Real Note, Corps Real elected to loan to Biovest an additional $0.7 million. As a result of the Corps Real’s additional loan to Biovest, the current outstanding principal balance under the Biovest Corps Real Note was increased from approximately $2.3 million to $3.0 million. The Biovest Corps Real Note accrues interest at a fixed rate of 16% per annum. Biovest has paid the accrued monthly interest amount in cash. On June 6, 2012, the Biovest Corps Real Note was amended so as to suspend Biovest’s monthly interest payments under the Biovest Corps Real Note for a three-month period beginning June 1, 2012. The deferred interest amount will become due and payable upon maturity. Because Biovest was unable to pay the amount due under the Biovest Corps Real Note on November 17, 2012, an event of default occurred. Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real pursuant to which (i) the maturity date of the Biovest Corps Real Note was extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real granted Biovest a forbearance (until January 31, 2013) from its exercise of the rights and/or remedies available to its under the Biovest Corps Real Note. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real a potential restructuring of the Biovest Corps Real Note. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.

Effective December 3, 2012, Biovest issued an additional secured promissory note to Corps Real, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”). The advances under the Biovest Corps Real LOC can only be used to sustain Biovest’s business operations. The Biovest Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Biovest Corps Real LOC. The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Biovest Corps Real LOC.

Laurus/Valens – Accentia

On December 15, 2011, in connection with the Analytica Purchase Agreement (described herein), we amended the term notes dated November 17, 2010 in the aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”) and security agreements issued to Laurus Master Fund, Ltd. (in liquidation) (“Laurus”), PSource Structured Debt Limited (“PSource”), Valens Offshore SPV I, Ltd. (“Valens Offshore I”), Valens Offshore SPV II, Corp. (“Valens Offshore II”), Valens U.S. SPV I, LLC (“Valens I”), and LV Administrative Services, Inc. (“LV”) (collectively, “Laurus/Valens”). Laurus/Valens is one of our senior secured creditors and is a shareholder of our Company. The Laurus/Valens Term Notes accrue interest at the rate of 8.5% per annum (with a 12.5% per annum default rate) and are payable at the time of any principal payment or prepayment of principal. Pursuant to the Laurus/Valens Term Notes (as amended), the maturity dates of the Laurus/Valens Term Notes were extended from May 17, 2012 and November 17, 2012 to May 17, 2013 and November 17, 2013, respectively. The Laurus/Valens Term Notes are now secured by liens on (a) all of our assets; junior only to certain permitted liens and (b) 20,115,818 shares of Biovest common stock owned by us. The aggregate principal amount of the Laurus/Valens Term Notes, at September 30, 2012, was approximately $5.0 million.

Laurus/Valens – Biovest

On November 17, 2010, Biovest issued two types of term notes to Laurus/Valens – one type in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one type in the aggregate principal amount of $4.2 million (the “Term B Notes”). The Term A Notes and Term B Notes accrue interest at the rate of 8% per annum (with a 12% per annum default rate). The Term A Notes and Term B Notes are secured by a lien on all of Biovest’s assets, junior only to the priority lien to Corps Real and to certain permitted liens. The Term A Notes were prepaid in an amount equal to $1.4 million from the proceeds received from the Exit Financing. The aggregate principal balance of the Term A Notes and Term B Notes, at September 30, 2012, was approximately $27.6 million.

The Laurus/Valens Term A Notes and Term B Notes are also guaranteed by us (the “Accentia Guaranty”) up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by our pledge of 20,115,818 shares of Biovest common stock owned by us and the assets of our wholly-owned subsidiary, Analytica. In connection with the Analytica Purchase Agreement, we entered into an agreement with Laurus/Valens, whereby Laurus/Valens conditioned upon receipt of an upfront payment of the asset sales proceeds, amended the terms of the Accentia Guaranty, consented to the transactions contemplated by the Analytica Purchase Agreement, and released all liens and security interests on Analytica’s assets to be sold to the purchaser.

Because Biovest was unable to pay the amount due under the Term A Notes on November 17, 2012, an event of default occurred. Pursuant to cross-default provisions contained the Term B Notes, Laurus/Valens may declare the Term B Notes to be in default as well. Effective November 17, 2012, Biovest entered into a standstill agreement with Laurus/Valens, pursuant to which (i) the maturity date of the Term A Notes was extended from November 17, 2012 to January 31, 2013 and (ii) Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from exercising their rights and/or remedies available to them under the Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Laurus/Valens a potential restructuring of the Term A Notes and Term B Notes. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors.

Effective December 3, 2012 and pursuant to the security agreement and the amended and restated subordination agreement issued by Biovest under the new secured promissory note to Corps Real, which provides a revolving line of credit in the principal amount of up to $1.5 million to Biovest to be used to sustain Biovest’s business operations, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the new secured promissory note to Corps Real.

The Laurus/Valens Term A and Term B Notes replaced the following obligations due to Laurus and its affiliates:

•	the $7.799 million note payable to Laurus (originated in March 2006);

•	the $0.250 million note payable to Valens Offshore II (originated in October 2007);

•	the $0.245 million note payable to Valens U.S. (originated in October 2007);

•	the $3.6 million note payable to Valens Offshore II (originated in December 2007);

•	the $4.9 million note payable to Valens U.S. (originated in December 2007);

•	the $7.5 million minimum royalty due on sales of AutovaxID® instrumentation (originated in April 2007); and

•	the $4.4 million loan modification fee, originated in July 2008, in consideration for modifying the terms of all the then outstanding debt due to Laurus/Valens.

All of the following warrants (the “Laurus/Valens Warrants”) were terminated and cancelled:

•

the common stock purchase warrant, dated March 31, 2006, issued by Biovest to Laurus, for the purchase of up to 18,087,889 shares of Biovest common stock at an exercise price of $0.01 per share. As of November 17, 2010, warrants to purchase up to 13,371,358 shares of Biovest common stock remained outstanding and were thus terminated pursuant to the Biovest Plan; and

•

the common stock purchase warrant, dated September 22, 2008, issued by Biovest to Valens U.S., for the purchase of up to 1,015,625 shares of Biovest common stock at an exercise price of $0.40 per share.

In consideration for the cancellation of the Laurus/Valens Warrants, Laurus/Valens received 14,834,782 shares of Biovest common stock (the “Laurus/Valens Plan Shares”). The Laurus/Valens Plan Shares were issued pursuant to Section 1145 of the U.S. Bankruptcy Code and do not have any legend restricting the sale thereof under federal securities laws, but the transfer thereof is subject to certain restrictions and conditions set forth in the Biovest Plan.

Royalty Interests in Biovest

On November 17, 2010, in accordance with the Biovest Plan, we, along with Biovest and Laurus/Valens entered into agreements whereby, we terminated and cancelled all of our royalty interest and Laurus/Valens reduced its royalty interest in BiovaxID™ and Biovest’s other biologic products. As a result of the foregoing agreements, the aggregate royalty obligation on BiovaxID and Biovest’s other biologic products was reduced from 35.25% to 6.30%.

Dennis Ryll

On November 17, 2010, we issued a promissory note in the approximate amount of $4.5 million to Dennis Ryll (the “Ryll Note”). Mr. Ryll is the beneficial owner of more than 5% of our common stock. Interest accrues and is payable on the outstanding principal balance of the Ryll Note at a fixed rate of 6% per annum. We have no obligation to pay the Ryll Note in cash at maturity, and instead have elected to pay the required quarterly payments of principal and accrued interest to date by issuing shares of our common stock. Subject to certain conditions, we are also permitted to pay the quarterly payments through the issuance of shares of Biovest common stock owned by us. The Ryll Note was secured by a lien on 15.0 million shares of Biovest common stock owned by us, subject to the incremental release of a designated portion of such security upon each quarterly payment (the “Ryll Pledged Shares”). On June 6, 2012, the Ryll Note was amended to extend the maturity date from August 17, 2012 to February 17, 2013 (the “Ryll Amendment”). The Ryll Amendment also suspended the optional and automatic conversion provisions of the Ryll Note to February 17, 2013. The principal amount of the Ryll Note, at September 30, 2012, was approximately $0.6 million and is secured by approximately 1.9 million Ryll Pledged Shares.

BDSI/Arius Settlement

In February 2010, we entered into the BDSI Settlement Agreement with BDSI. The Executive Chairman of BDSI is Francis E. O’Donnell, Jr., M.D., who is also our Company’s Executive Chairman and is the beneficial owner of more than 5% of our common stock. Parties to the BDSI Settlement Agreement are our Company, our wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”). The purpose of the BDSI Settlement Agreement is to memorialize the settlement between us and BDSI regarding claims relating to a distribution agreement dated March 12, 2004 between TEAMM and Arius. Pursuant to the BDSI Settlement Agreement, we:

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

•

BDSI will, from the sale of the Product, fully recover amounts equal to (1) all internal and external worldwide development costs of the Product (“Costs”) plus interest (measured on weighted average prime interest rate from first dollar spent until Product launch) and (2) the $2.5 Million Payment plus interest (measured on weighted average prime interest rate from the time of payment until Product launch) before the Company begins to receive its split as described above; and

•

issued to BDSI a warrant (the “BDSI Warrant”) to purchase 2 million shares of Biovest common stock held by us, with an exercise price of $0.84 and an expiration date of March 4, 2017. During the initial two year exercise period, any exercise of the BDSI Warrant by BDSI will be subject to approval by Biovest.

In the event that BDSI receives any sublicensing or milestone payments associated with the Product up to and including the NDA approval, BDSI will apply 30% of such payments toward payback of the Costs of the Product plus interest and the $2.5 Million Payment plus the interest. In the event of a proposed sale of BDSI or its assets, BDSI has the right to terminate its Product Rights payment obligations to us under the BDSI Settlement Agreement upon the payment to us of an amount equal to the greater of (i) $4.5 million or (ii) the fair market value of the Product Rights as determined by an independent third party appraiser. Further, if the Product Right is terminated, the BDSI Warrant described above will be terminated if not already exercised, and, if exercised, an amount equal to the strike price will, in addition to the amount in (i) or (ii) above, be paid to us.

Sublicense Agreement with Related Party

On February 27, 2007, we entered into a perpetual sublicense agreement (the “Cyrevia Sublicense”) with Revimmune, LLC, which managed by Francis E. O’Donnell, Jr., M.D., who is also our Company’s Executive Chairman and is the beneficial owner of more than 5% of our common stock. Revimmune, LLC holds the exclusive license (the “JHU License”) for the technology from Johns Hopkins University (“JHU”). Under the Cyrevia Sublicense, we were granted the exclusive world-wide rights to develop, market, and commercialize our Cyrevia™ therapy (High-Dose Pulsed Cytoxan®) to treat multiple sclerosis and certain other autoimmune diseases.

Other material terms and conditions of the Cyrevia Sublicense are as follows:

•

We assumed certain future development, milestone and minimum royalty obligations of Revimmune, LLC under the JHU License. In connection with the Cyrevia Sublicense, we did not pay an upfront fee or reimbursement of expenses. We also agreed to pay to Revimmune, LLC a royalty of 4% on net sales, and in the event of a sublicense, to pay 10% of net proceeds received from any such sublicense to Revimmune, LLC;

•

Upon the approval of the sublicensed treatment in the U.S. for each autoimmune disease, we are required to issue to Revimmune, LLC vested warrants to purchase 0.8 million shares of our common stock. The warrant, which will be granted at the approval of the first sublicensed product will have an exercise price of $8 per share and any subsequent warrant to be issued will have an exercise price equal to the average of the volume weighted average closing prices of our common stock during the ten trading days immediately prior to the grant of such warrant;

•	We will be responsible, at our sole cost and expense, for the development, clinical trial(s), promotion, marketing, sales and commercialization of the licensed products; and

•

We have assumed the cost and responsibility for patent prosecution as provided in the license between Revimmune, LLC and JHU to the extent that the claims actually and directly relate to sublicensed products.

Director Independence

The Board has determined that four of its members are “independent directors” as defined under the applicable rules of The NASDAQ Stock Market and the Securities and Exchange Commission (“SEC”). These four “independent directors” are Edmund C. King, David M. Schubert, Christopher C. Chapman, M.D., and William Poole. In making its determination of independence, the Board considered questionnaires completed by each director and all ordinary course transactions between our Company and all entities with which the director is employed and affiliated. With regard to Mr. Poole, the Board considered Mr. Poole’s relationship as a director of BioDelivery Sciences International, Inc., which has relationships with our Company. With regard to Dr. Chapman and Mr. King, the Board considered their relationship as directors of Biovest. Additionally, the Board determined that Francis E. O’Donnell, Jr., M.D. is not independent.

Board Committees and Committee Member Independence

The Board has an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. Messrs. King and Schubert and Dr. Chapman are members of each of these committees, and Mr. Poole is a member of the Compensation Committee. The Board utilizes the NADSAQ rules and independence standards in determining whether its members are independent. The Board has determined that each of the Directors serving on the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee are also independent under the NASDAQ independence standards applicable to members of such committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged Cherry Bekaert & Holland, L.L.P. (“Cherry Bekaert”), our independent registered public accounting firm, to perform the audits of our consolidated financial statements as of and for the years ended September 30, 2012 and 2011. We also engaged Cherry Bekaert to prepare our 2012 and 2011 Federal and State income tax returns.

The following table provides information relating to the fees billed by Cherry Bekaert for the years ended September 30, 2012 and 2011:

	2012	2011
Audit fees (1)	$115,000	$128,200
Audit-related fees	—	—
Tax fees (2)	$24,500	$20,000
All other fees	$—	$—

(1)	The aggregate audit fees billed for professional services rendered for the audits of our financial statements, the review of our interim condensed financial statements, and other professional services that are normally provided by Cherry Bekaert in connection with statutory and regulatory filings or engagements, such as our registration statements on Forms S-1 filed in January 2012 and June 2012 and our Amendment No. 1 on Form S-1 filed in January 2012.
(2)	The tax fees billed for tax professional services rendered for the preparation of our Federal and State tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee of the Board has established pre-approval policies for all audit and permissible non-audit services provided by our independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All such services provided and associated fees incurred in fiscal 2012 and fiscal 2011 were pre-approved by the Audit Committee.

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

(3)	Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Number	Description

3.1

Amended and Restated Bylaws of Accentia Biopharmaceuticals, Inc. (“Accentia”), effective November 17, 2010

(filed as Exhibit 3.1 to Accentia’s Form 8-K filed November 23, 2010 and incorporated herein by reference).

3.2	Amended and Restated Articles of Incorporation of Accentia, effective November 17, 2010 (filed as Exhibit 3.2 to Accentia’s Form 8-K filed November 23, 2010 and incorporated herein by reference).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	First Amended Joint Plan of Reorganization of Accentia Biopharmaceuticals, Inc., Analytica International, Inc., TEAMM Pharmaceuticals, Inc., AccentRx, Inc., and Accentia Specialty Pharmacy, Inc. Under Chapter 11 of Title 11, United States Code (filed as Exhibit 10.1 to Accentia’s Form 8-K filed November 2, 2010 and incorporated herein by reference).

4.3	First Modification to First Amended Joint Plan of Reorganization of Accentia Biopharmaceuticals, Inc., Analytica International, Inc., TEAMM Pharmaceuticals, Inc., AccentRx, Inc., and Accentia Specialty Pharmacy, Inc. Under Chapter 11 of Title 11, United States Code (filed as Exhibit 10.2 to Accentia’s Form 8-K filed November 2, 2010 and incorporated herein by reference).

10.1	Exclusive Agreement, dated September 17, 2004, between Accentia and The Board of Trustees of the Leland Stanford Junior University (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.2	Investment Agreement, dated April 10, 2003, between Accentia and Biovest International, Inc. (“Biovest”), as amended (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.3	Cooperative Research and Development Agreement, dated May 27, 1999, between Accentia and The National Cancer Institute, as amended by that certain amendment dated April 6, 2005 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 (Amendment No. 2) filed on May 16, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.4(a)	2003 Stock Option Plan, as amended (filed as Exhibit 10.23 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.5(a)	2005 Equity Incentive Plan (filed as Exhibit 10.35 to the Registration Statement on Form S-1 filed on February 11, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.6	Lease Agreement, dated November 2004, between Accentia and Bay Villa Developers, Inc., as General Partner for Hyde Park Plaza Associates, Ltd. (filed as Exhibit 10.64 to the Registration Statement on Form S-1 (Amendment No. 1) filed on April 6, 2005 (Registration No. 333-122769) and incorporated herein by reference).

10.7	Sublicense Agreement, dated February 28, 2007, between Accentia and Revimmune, LLC (filed as Exhibit 10.1 to Accentia’s Form 8-K filed February 28, 2007 and incorporated herein by reference).

Number	Description

10.8

Order Confirming First Amended Joint Plan of Reorganization of Accentia, Analytica International, Inc., TEAMM Pharmaceuticals, Inc., AccentRx, Inc., and Accentia Specialty Pharmacy, Inc. Under Chapter 11 of Title 11, United States Code dated as of August 16, 2010, as Modified, Pursuant to 11 U.S.C. §1129 (filed as Exhibit 10.3 to Accentia’s

Form 8-K filed November 2, 2010 and incorporated herein by reference).

10.9	Notice of Effectiveness, dated November 17, 2010 (filed as Exhibit 10.1 to Accentia’s Form 8-K filed November 23, 2010 and incorporated herein by reference).

10.10(b)	Agreement, with effective date of November 29, 2010, between Accentia and Baxter Healthcare Corporation (filed as Exhibit 10.1 to Accentia’s Form 8-K filed December 3, 2010 and incorporated herein by reference).

10.11	Addendum to Agreement, with effective date of November 29, 2010, between Accentia and Baxter Healthcare Corporation (filed as Exhibit 10.2 to Accentia’s Form 8-K filed December 3, 2010 and incorporated herein by reference).

10.12(a)	2010 Equity Incentive Plan (filed as Exhibit 10.182 to Accentia’s Form 10-K filed December 14, 2010 and incorporated herein by reference).

10.13	Term Loan and Security Agreement, dated November 17, 2010, between Accentia and among LV Administrative Services, Inc., the Lenders (filed as Exhibit 10.2 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.14	Secured Term Note, dated November 17, 2010, between Accentia and Erato Corp. (filed as Exhibit 10.3 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.15	Secured Term Note, dated November 17, 2010, between Accentia and PSource Structured Debt Limited (filed as Exhibit 10.4 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.16	Secured Term Note, dated November 17, 2010, between Accentia and Valens Offshore SPV II, Corp. (filed as Exhibit 10.5 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.17	Secured Term Note, dated November 17, 2010, between Accentia and Valens U.S. SPV I, LLC (filed as Exhibit 10.6 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.18	Warrant Termination Agreement, dated November 17, 2010, between Accentia and Laurus Master Fund, Ltd. (in liquidation) (filed as Exhibit 10.7 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.19

Warrant Termination Agreement, dated November 17, 2010, between Accentia and Valens Offshore SPV I, Ltd.

(filed as Exhibit 10.8 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.20

Warrant Termination Agreement, dated November 17, 2010, between Accentia and Valens U.S. SPV I, LLC

(filed as Exhibit 10.9 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.21	Guaranty, dated November 17, 2010, among LV Administrative Services, Inc., the Lenders and Analytica International, Inc. (filed as Exhibit 10.10 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.22	Stock Pledge Agreement (Biovest Common Stock), dated November 17, 2010, between Accentia and LV Administrative Services, Inc. (filed as Exhibit 10.11 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.23	Stock Pledge Agreement (Analytica Common Stock), dated November 17, 2010, between Accentia and LV Administrative Services, Inc. (filed as Exhibit 10.12 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.24	Security Agreement, dated November 17, 2010, between Analtyica International, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.13 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.25	Grant of Security Interest in Intellectual Property Agreement, dated November 17, 2010, between Analtyica International, Inc. and LV Administrative Services, Inc. (filed as Exhibit 10.14 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.26	Grant of Security Interest in Intellectual Property Agreement, dated November 17, 2010, between Accentia and LV Administrative Services, Inc. (filed as Exhibit 10.15 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

Number	Description

10.27	Form of 8.5% Secured Convertible Debenture Due May 17, 2012, dated November 17, 2010 (Class 5) (filed as Exhibit 10.16 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.28	Form of Common Stock Purchase Warrant (Class 5), dated November 17, 2010 (filed as Exhibit 10.17 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.29	Form of Pledge Agreement, dated November 17, 2010 (Class 5) (filed as Exhibit 10.18 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.30	Form of Subsidiary Guarantee, dated November 17, 2010 (Class 5) (filed as Exhibit 10.19 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.31	Form of 8.5% Secured Convertible Debenture Due November 17, 2012, dated November 17, 2010 (Class 6) (filed as Exhibit 10.20 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.32	Form of Common Stock Purchase Warrant (Class 6), dated November 17, 2010 (filed as Exhibit 10.21 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.33	Form of Security Agreement (Class 6), dated November 17, 2010 (filed as Exhibit 10.22 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.34	Form of Subsidiary Guarantee (Class 6), dated November 17, 2010 (filed as Exhibit 10.23 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.35	Form of Convertible Debenture Due November 17, 2012, dated November 17, 2010 (Class 9) (filed as Exhibit 10.24 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.36	Form of Common Stock Purchase Warrant (Class 9), dated November 17, 2010 (filed as Exhibit 10.25 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.37	Form of Class 13 Plan Convertible Note, dated November 17, 2010 (filed as Exhibit 10.26 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.38	Form of Common Stock Purchase Warrant (Class 13), dated November 17, 2010 (filed as Exhibit 10.27 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.39	Resignation Settlement, dated December 31, 2010, between Accentia and Alan M. Pearce (filed as Exhibit 10.28 to Accentia’s Form 10-Q filed February 11, 2011 and incorporated herein by reference).

10.40	Lease, dated December 2, 2010, between Biovest and JMS Holdings, LLC (filed as Exhibit 10.212 to Accentia’s Form S-1 filed February 18, 2011 and incorporated herein by reference).

10.41(a)	Amended and Restated 2008 Equity Incentive Plan (filed as Exhibit 4.3 to Accentia’s Form S-8 filed March 25, 2011 and incorporated herein by reference).

10.42	Secured Promissory Note, dated June 13, 2011, between Accentia and Corps Real, LLC (filed as Exhibit 10.1 to Accentia’s Form 8-K filed June 14, 2011 and incorporated herein by reference).

10.43	Common Stock Purchase Warrant, dated June 13, 2011, issued by Accentia to Corps Real, LLC (filed as Exhibit 10.2 to Accentia’s Form 8-K filed June 14, 2011 and incorporated herein by reference).

10.44	Security Agreement, dated June 13, 2011, by Accentia in favor of Corps Real, LLC (filed as Exhibit 10.3 to Accentia’s Form 8-K filed June 14, 2011 and incorporated herein by reference).

10.45	Escrow Agreement, dated June 13, 2011 among Accentia, Corps Real, LLC, and Escrow Agent thereto (filed as Exhibit 10.4 to Accentia’s Form 8-K filed June 14, 2011 and incorporated herein by reference).

10.46	Plan Convertible Promissory Note, dated November 17, 2010, between Accentia and Dennis Ryll (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed August 12, 2011 and incorporated herein by reference).

10.47	Stock Pledge Agreement, dated November 17, 2010, between Accentia and Dennis Ryll (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed August 12, 2011 and incorporated herein by reference).

10.48	Royalty Termination Agreement, dated November 17, 2010, between Biovest and Accentia (filed as Exhibit 10.57 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

Number	Description

10.49	Class 4 Plan Promissory Note, dated November 17, 2010, between Accentia and McKesson Corporation (filed as Exhibit 10.58 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference)..

10.50	Stock Pledge Agreement, dated November 17, 2010, between Accentia and McKesson Corporation (filed as Exhibit 10.59 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

10.51(b)

Asset Purchase Agreement, dated October 31, 2011, between Accentia, Analytica International, Inc., LA-SER Alpha Group Sarl and a wholly owned subsidiary of LA-SER Alpha Group Sarl (filed as Exhibit 10.60 to Accentia’s

Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

10.52	Agreement, dated November 2, 2011, between Accentia, Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (filed as Exhibit 10.61 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

10.53	Loan Security Termination Agreement, dated December 15, 2011, between Biovest International, Inc., Accentia, LV Administrative Services, Inc., as Administrative and Collateral Agent for Laurus Master Fund Ltd. (In Liquidation), Calliope Capital Corp., as assignee of Erato Corp., PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., and Valens Offshore SPV II, Corp. (filed as Exhibit 10.62 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

10.54	Loan Prepayment, Modification and Security Termination Agreement, dated December 15, 2011, between Accentia, LV Administrative Services, Inc., as Administrative and Collateral Agent for Laurus Master Fund Ltd. (In Liquidation), Calliope Capital Corp., as assignee of Erato Corp., PSource Structured Debt Limited, Valens U.S. SPV I, LLC, and Valens Offshore SPV II, Corp. (filed as Exhibit 10.63 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

10.55	Amended and Restated Secured Term Note, dated December 15, 2011, between Accentia and Calliope Capital Corp., as successor by merger to Erato Corp. (filed as Exhibit 10.64 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

10.56	Amended and Restated Secured Term Note, dated December 15, 2011, between Accentia and PSource Structured Debt Limited (filed as Exhibit 10.65 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

10.57	Amended and Restated Secured Term Note, dated December 15, 2011, between Accentia and Valens Offshore SPV II, Corp. (filed as Exhibit 10.66 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

10.58	Amended and Restated Secured Term Note, dated December 15, 2011, between Accentia and Valens U.S. SPV I, LLC (filed as Exhibit 10.67 to Accentia’s Form 10-K for the year ended September 30, 2011, filed on December 19, 2011, and incorporated herein by reference).

10.59	Subscription Agreement, dated January 27, 2012, by and between Accentia and REF Holdings, LLC (filed as Exhibit 10.1 to Accentia’s Form 8-K filed on February 2, 2012 and incorporated herein by reference).

10.60	Common Stock Purchase Warrant, dated January 27, 2012, issued by Accentia to REF Holdings, LLC (filed as Exhibit 10.2 to Accentia’s Form 8-K filed on February 2, 2012 and incorporated herein by reference).

10.61	Letter Agreement, dated May 10, 2012, between Biovest and LV Administrative Services, Inc., as Agent for and on behalf of each of Laurus Master Fund, Ltd. (in liquidation), Erato Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC., and PSource Structured Debt Limited (filed as Exhibit 10.1 to Accentia’s Form 10-Q filed on May 15, 2012 and incorporated herein by reference).

10.62	Secured Promissory Note, dated June 1, 2012, in the original principal amount of $1,500,000 payable by Accentia Biopharmaceuticals, Inc. to Pabeti, Inc. (filed as Exhibit 10.1 to Accentia’s Form 8-K filed on June 7, 2012 and incorporated herein by reference).

10.63	Common Stock Purchase Warrant, dated June 1, 2012, issued by Accentia Biopharmaceuticals, Inc. to Pabeti, Inc. (filed as Exhibit 10.2 to Accentia’s Form 8-K filed on June 7, 2012 and incorporated herein by reference).

10.64	Security Agreement, dated June 1, 2012, by Accentia Biopharmaceuticals, Inc. in favor of Pabeti, Inc. (filed as Exhibit 10.3 to Accentia’s Form 8-K filed on June 7, 2012 and incorporated herein by reference).

Number	Description

10.65	Amendment No. 1 to Plan Convertible Promissory Note, dated June 6, 2012, between Accentia Biopharmaceuticals, Inc. and Dennis Ryll (filed as Exhibit 10.4 to Accentia’s Form 8-K filed on June 7, 2012 and incorporated herein by reference).

10.66	Form of Subscription Agreement, dated June 15, 2012, by and between Accentia and certain purchasers (filed as Exhibit 10.1 to Accentia’s Form 8-K filed on June 21, 2012 and incorporated herein by reference).

10.67	Form of Common Stock Purchase Warrant, dated June 15, 2012, issued by Accentia and certain purchasers (filed as Exhibit 10.2 to Accentia’s Form 8-K filed on June 21, 2012 and incorporated herein by reference).

10.68	Amended and Restated Security Agreement, effective June 13, 2011, issued by Accentia to Corps Real, LLC

10.69	Amended and Restated Common Stock Purchase Warrant, dated June 13, 2011, issued by Accentia to Corps Real, LLC

10.70	Common Stock Purchase Warrant, dated October 19, 2012, issued by Accentia to Corps Real, LLC

10.71	Amended and Restated Security Agreement, effective June 1, 2012, issued by Accentia to Pabeti, Inc.

10.72	Standstill Agreement, effective November 17, 2012, between Biovest, Corps Real, LLC, Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp.

10.73	Secured Promissory Note, dated December 20, 2012, issued by Accentia to Pabeti, Inc.

10.74	Security Agreement, dated December 20, 2012, issued by Accentia to Pabeti, Inc.

21	Subsidiaries of Accentia (filed as Exhibit 21 to the Registration Statement on Form S-1 filed on June 27, 2012 (Registration No. 333-182376 and made effective on July 10, 2012 and incorporated herein by reference)

31.1	Certifications of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certifications of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Accentia Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the years ended September 30, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Deficit for the years ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

(a)	Indicates compensatory plan
(b)	Portions of this exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCENTIA BIOPHARMACEUTICALS, INC.

By:	/S/ SAMUEL S. DUFFEY
President, Chief Executive Officer and General Counsel (Principal Executive Officer)

By:	/S/ GARRISON J. HASARA
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: December 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

Signature		Title	Date

By:	/S/ SAMUEL S. DUFFEY Samuel S. Duffey, Esq.	President; Chief Executive Officer; General Counsel (Principal Executive Officer)	December 26, 2012

By:	/S/ GARRISON J. HASARA Garrison J. Hasara, CPA	Acting Chief Financial Officer; Controller (Principal Financial Officer and Principal Accounting Officer)	December 26, 2012

By:	/S/ FRANCIS E. O’DONNELL, JR. Francis E. O’Donnell, Jr., M.D.	Executive Chairman of the Board; Director	December 26, 2012

By:	/S/ EDMUND C. KING Edmund C. King	Director	December 26, 2012

By:	/S/ DAVID M. SCHUBERT David M. Schubert	Director	December 26, 2012

By:	/S/ WILLIAM S. POOLE William S. Poole	Director	December 26, 2012

By:	/S/ CHRISTOPHER C. CHAPMAN Christopher C. Chapman, M.D.	Director	December 26, 2012

Accentia Biopharmaceuticals, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Accentia Biopharmaceuticals, Inc. and Subsidiaries Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Accentia Biopharmaceuticals, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2012 and 2011. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accentia Biopharmaceuticals, Inc. and its subsidiaries as of September 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years ended September 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred cumulative net losses of approximately $24.8 million during the two years ended September 30, 2012, and had a working capital deficiency of approximately $55.0 million at September 30, 2012. On November 17, 2012, approximately $14.1 million of the Company’s debt matured and accordingly the Company is currently in default of these debt instruments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 3. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Tampa, Florida

December 26, 2012

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$129,168	$420,540
Accounts receivable:
Trade, net of allowance for doubtful accounts of $8,000 at September 30, 2012 and September 30, 2011	220,671	1,322,507
Inventories	399,963	531,999
Unbilled receivables	28,421	—
Due from related parties	34,459	22,750
Deferred finance costs	8,603	108,326
Prepaid expenses and other current assets	183,099	171,230
Current assets of discontinued operations	—	289,945

Total current assets	1,004,384	2,867,297

Intangible assets	4,406	13,214
Furniture, equipment and leasehold improvements, net	965,163	796,238
Other assets	610,123	692,663
Non-current assets of discontinued operations	—	1,544,602

Total assets	$2,584,076	$5,914,014

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	September 30,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of convertible long-term debt	$16,857,594	$16,552,623
Current maturities of convertible promissory notes, related party	1,895,373	—
Current maturities of other long-term debt	28,567,092	3,679,852
Accounts payable	1,176,228	863,294
Accrued expenses	1,101,922	499,463
Accrued interest	4,712,001	478,856
Accrued income taxes	609,937	—
Reserve for unresolved claims	—	6,155,506
Customer deposits	—	115,554
Derivative liabilities	1,044,317	2,583,478
Current liabilities of discontinued operations	—	340,000

Total current liabilities	55,964,464	31,268,626

Long-term debt, net of current maturities
Convertible notes, net of current maturities	6,794,034	14,713,745
Convertible promissory notes, related party	3,373,155	1,223,154
Other long-term debt, net of current maturities	13,267,513	42,264,453
Long-term accrued interest	2,823,449	3,503,149
Other liabilities	98,069	—

Total liabilities	82,320,684	92,973,127

Commitments and contingencies (Note 18)	—	—

Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 90,209,207 shares issued and 88,661,071 shares outstanding at September 30, 2012; and 74,732,534 shares issued and 73,184,398 shares outstanding at September 30, 2011	90,209	74,733
Treasury stock, 1,548,136 shares, September 30, 2012 and September 30, 2011	(1,496,417)	(1,496,417)
Additional paid-in capital	276,470,206	260,730,525
Accumulated deficit	(338,192,742)	(333,870,254)

Total stockholders’ deficit attributable to Accentia	(63,128,744)	(74,561,413)
Non-controlling interests	(16,607,864)	(12,497,700)

Total stockholders’ deficit	(79,736,608)	(87,059,113)

Total liabilities and stockholders’ deficit	$2,584,076	$5,914,014

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011
Net Sales:
Products	$3,046,445	$2,363,646
Services	838,621	1,272,610
Grant revenue	169,292	319,667

Total net sales	4,054,358	3,955,923

Cost of sales:
Products	1,873,998	1,454,809
Services	895,808	962,900
Grants	—	72,011

Total cost of sales (exclusive of amortization of acquired product rights)	2,769,806	2,489,720

Gross margin	1,284,552	1,466,203

Operating expenses:
Research and development	5,235,814	2,230,736
Royalty	40,000	30,000
Sales and marketing	132,262	131,694
General and administrative	7,414,520	20,245,311

Total operating expenses	12,822,596	22,637,741

Operating loss	(11,538,044)	(21,171,538)

Other income (expense):
Interest expense	(7,908,221)	(8,093,296)
Derivative gain	1,416,098	1,058,012
Other (expense) income	(13,496)	23,124

Loss before reorganization items, non-controlling from variable interest entities, discontinued operations and income taxes	(18,043,663)	(28,183,698)
Reorganization items:
Professional fees	(71,826)	(375,999)
Gain on reorganization	5,687,881	12,732,454

	5,616,055	12,356,455
Loss before discontinued operations, income taxes, and non-controlling interest	(12,427,608)	(15,827,243)
Discontinued operations:
Income from discontinued operations, including gain from sale of assets	3,849,780	178,907
Income tax expense	(609,937)	—

	3,239,843	178,907
Loss before income taxes and non-controlling interest	(9,187,765)	(15,648,336)
Income taxes	—	(4,705)

Net loss	(9,187,765)	(15,653,041)
Loss from non-controlling interest from variable interest entities and subsidiary	4,865,277	4,099,965

Loss attributable to common shareholders	(4,322,488)	(11,553,076)

Weighted average shares outstanding, basic and diluted	80,736,606	68,444,627

Per share amounts, basic and diluted:
Loss from continuing operations	$(0.15)	$(0.23)
Income from discontinued operations	0.04	—
Loss attributable to common stockholder	$(0.05)	$(0.17)

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	Common Stock		Additional Paid-In	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balances, October 1, 2010	58,048,208	$58,048	$203,828,364	$(170,057)	$(325,882,720)	$(30,614,902)	$(152,781,267)
Reclassification upon dissolution of variable interest entities	—	—	—	—	3,565,534	(3,565,534)	—
Biovest warrants issued			1,247,582				1,247,582
Accentia warrants issued			696,049				696,049
Share-based compensation	1,566,000	1,566	16,305,172	—	—	—	16,306,738
Reclassification of derivative liability to equity	—	—	35,457,696	—	—	—	35,457,696
Reclassification of beneficial conversion feature, Accentia	—	—	598,069	—	—	—	598,069
Reclassification of beneficial conversion feature, Biovest	—	—	2,138,789	—	—	—	2,138,789
Accentia shares issued on effective date upon the conversion of debt	10,072,644	10,073	13,698,945	—	—	—	13,709,018
Accentia shares issued upon the conversion of promissory notes	4,029,221	4,030	2,608,736	—	—	—	2,612,766
Accentia shares issued upon the resolution of disputed claims	806,843	807	419,834	—	—	—	420,641
Accentia shares issued for interest	153,368	153	60,556	—	—	—	60,709
Accentia shares issued for services	56,250	56	40,444	—	—	—	40,500
Treasury shares received on effective date	—	—	—	(1,326,360)	8		(1,326,352)
Biovest shares issued on effective date for conversion of debt	—	—	6,631,156	—	—	—	6,631,156
Biovest shares issued upon conversion of debt	—	—	1,383,724	—	—	—	1,383,724
Biovest shares issued for interest	—	—	459,169	—	—	—	459,169
Biovest shares issued upon the exercise of employee stock options	—	—	6,000	—	—	—	6,000
Accentia owned Biovest shares tendered in payment of Accentia debt	—	—	932,941	—	—	—	932,941
Adjustment to non-controlling interest for change in ownership of majority-owned subsidiary	—	—	(25,782,701)	—	—	25,782,701	—
Net loss for the period	—	—	—	—	(11,553,076)	(4,099,965)	(15,653,041)

Balances, September 30, 2011	74,732,534	$74,733	$260,730,525	$(1,496,417)	$(333,870,254)	$(12,497,700)	$(87,059,113)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED SEPTEMBER 30, 2012 AND 2011

(Continued)

	Common Stock		Additional Paid-In	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balances, October 1, 2011	74,732,534	$74,733	$260,730,525	$(1,496,417)	$(333,870,254)	$(12,497,700)	$(87,059,113)
Share-based compensation	—	—	3,840,070	—	—	—	3,840,070
Reclassification of beneficial conversion feature to equity, Accentia	—	—	815,200	—	—	—	815,200
Accentia warrants issued with financing transaction	—	—	217,035	—	—	—	217,035
Biovest shares issued pursuant to reorganization plan	—	—	123,064	—	—	—	123,064
Accentia shares issued upon the conversion of promissory notes	9,672,054	9,672	6,497,187	—	—	—	6,506,859
Accentia shares issued upon settlement of previously unresolved claims	2,556,002	2,556	585,324	—	—	—	587,880
Accentia shares issued upon the settlement of Biovest reorganization claims	283,186	283	152,637	—	—	—	152,920
Accentia shares issued for interest	705,978	706	213,575	—	—	—	214,281
Accentia shares issued in private placement	2,244,453	2,244	622,756	—	—	—	625,000
Accentia shares issued for services	15,000	15	2,785	—	—	—	2,800
Biovest shares issued upon the conversion of debt	—	—	1,135,199	—	—	—	1,135,199
Biovest shares issued for interest	—	—	101,756	—	—	—	101,756
Accentia owned Biovest shares tendered in payment of Accentia debt	—	—	2,008,114	—	—	—	2,008,114
Biovest shares issued upon the exercise of stock options for cash	—	—	35,509	—	—	—	35,509
Biovest shares issued upon the exercise of stock warrants	—	—	144,583	—	—	—	144,583
Adjustment to non-controlling interest for change in ownership of majority-owned subsidiary	—	—	(755,113)	—	—	755,113	—
Net loss for the period	—	—	—	—	(4,322,488)	(4,865,277)	(9,187,765)

Balances, September 30, 2012	90,209,207	$90,209	$276,470,206	$(1,496,417)	$(338,192,742)	$(16,607,864)	$(79,736,608)

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2012	2011
Cash flows from (used in) operating activities:
Net loss	$(9,187,765)	$(15,653,041)
Adjustments to reconcile net loss to net cash flows from operating activities before reorganization items:
Depreciation	147,285	102,976
Amortization	102,555	458,790
Share-based compensation	3,840,070	16,306,738
Accretion of debt discounts	3,187,571	1,926,550
Accretion of capitalized finance costs	99,723	967,338
Derivative gain	(1,416,098)	(1,058,012)
Gain on conversion of debt	(386,582)	—
Gain on the sale of assets, discontinued operations	(3,998,105)	—
Gain on settlement	—	(827,196)
Issuance of common stock shares for interest expense	316,038	434,415
Issuance of common stock warrants for finance costs	—	1,247,582
Issuance of common stock shares for services	2,800	40,500
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,101,836	(35,144)
Inventories	132,036	(114,912)
Unbilled receivables	(238,632)	105,616
Prepaid expenses and other current assets	(49,244)	6,874
Other assets	75,077	(483,541)
Assets from discontinued operations	436,956	(178,213)
Accounts payable	465,854	480,176
Accrued expenses	4,207,073	3,157,337
Unearned revenues	394,173	—
Customer deposits	(115,554)	(8,619)
Accrued income taxes	609,937	—
Other liabilities	12,384	—
Liabilities from discontinued operations	(361,319)	65,782

Net cash flows from operating activities before reorganization items	(621,931)	6,941,996

Reorganization items:
Gain on reorganization plan	(5,687,881)	(12,732,454)
Decrease increase in accrued professional fees	—	(325,333)

	(5,687,881)	(13,057,787)

Net cash used in operating activities	(6,309,812)	(6,115,791)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(97,998)	(789,065)
Proceeds from the sale of assets	5,500,000	—

Net cash provided by (used in) investing activities	$5,402,002	$(789,065)

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Years ended September 30,
	2012	2011
Cash flows from financing activities:
Proceeds from notes payable, related party	$3,500,000	$2,250,000
Proceeds from long-term notes	—	7,353,000
Proceeds private placement of common stock	625,000	—
Proceeds from exercise of stock options	35,509	6,000
Proceeds from exercise of stock warrants	144,583	—
Payment on notes payable and long-term debt	(3,676,945)	(1,718,596)
Payment of deferred financing costs	—	(1,059,587)
Payments made to related parties	—	(30,459)
Payment on related party notes	(11,709)	(33,414)

Net cash flows from financing activities	616,438	6,766,944

Net change in cash and cash equivalents	(291,372)	(137,912)

Cash and cash equivalents at beginning of period	420,540	558,452

Cash and cash equivalents at end of period	$129,168	$420,540

Supplemental cash flow information:
Cash paid for interest	$572,181	$236,841

Supplemental disclosure of non-cash financing activity:
Biovest warrants issued	—	1,247,582
Accentia warrants issued	217,035	696,049
Reclassification of derivative to equity	—	35,457,696
Reclassification of beneficial conversion feature, Accentia	815,200	598,069
Reclassification of beneficial conversion feature, Biovest	—	2,138,789
Accentia shares issued on the Effective Date upon the conversion of debt	—	13,709,018
Accentia shares issued upon the conversion of promissory notes	6,506,858	2,655,145
Accentia shares issued upon the resolution of disputed claims	740,800	420,641
Biovest shares issued on effective date upon the conversion of debt	—	6,631,156
Biovest shares issued upon the conversion of debt	1,258,263	1,383,724
Accentia owned Biovest shares tendered in payment of Accentia debt	2,008,114	932,941
Purchase of equipment with promissory notes	220,408	—

The accompanying footnotes are an integral part of these consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

1. Description of the Company:

Overview

Accentia Biopharmaceuticals, Inc. (the “Company” or “Accentia”) is a biotechnology company focused on discovering, developing and commericializing innovatative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products including personalized immunotherapies designed to treat autoimmune related diseases and cancer. The Company incorporated in the State of Florida in 2002.

Cyrevia™ is a potential comprehensive system of care for the treatment of various autoimmune diseases. Cyrevia seeks to eliminate virtually all circulating white blood cells, including those driving autoimmunity, while seeking to spare the patient’s stem cells. The therapeutic theory of Cyrevia is that as the patient’s eliminated white blood cells are replenished with new white blood cells derived from these stem cells, the patient’s immune system becomes effectively replaced or “rebooted”. Cyrevia’s active ingredient is cyclophosphamide. The Company is repurposing cyclophosphamide and administering it as part of its integrated risk-management system designed to assure consistency in use and to minimize the risks of treatment. Cyclophosphamide is currently U.S. Food and Drug Administration (“FDA”) approved to treat disorders other than autoimmune disease, including various forms of cancer.

BiovaxID™ is being developed by through the Company’s majority-owned subsidiary, Biovest International, Inc. (“Biovest”), as an active immunotherapy, personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer; specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under Biovest’s investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in patients with MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID. Biovest believes that these clinical trials demonstrate the safety and efficacy of BiovaxID.

Based on scientific advice meetings conducted by Biovest with multiple European Union (“EU”)-Member national medicines agencies, Biovest filed its formal notice of intent to file a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which begins the EU marketing approval application process. Additionally, based on a scientific advice meeting conducted with Health Canada, Biovest has announced plans to file a new drug submission application (“NDS”) seeking regulatory approval in Canada. Biovest could receive a decision regarding EU marketing and Canadian regulatory approval for BiovaxID within 12 months after the submission and acceptance of our MAA and NDS, assuming that the rigorous review process advances forward in a timely and positive manner and no substantial regulatory issues or problems are encountered. Biovest also conducted a formal guidance meeting with the FDA in order to define the path for Biovest’s filing of a biologics licensing application (“BLA”) for BiovaxID’s U.S. regulatory/marketing approval. Further, in its guidance, the FDA required that Biovest conduct a second Phase 3 clinical trial to complete the clinical data gained through Biovest’s first Phase 3 clinical trial and Biovest’s BiovaxID development program to support the filing of its BLA for BiovaxID. Biovest is preparing, subject to required funding, to initiate thissecond Phase 3 clinical trial to advance BiovaxID toward the U.S. market.

To support Biovest’s planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, Biovest developed and commercialized a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID. Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. Biovest plans to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID. Biovest believes that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically. AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. Biovest is collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases. Biovest also manufactures instruments and disposables used in the hollow fiber production of cell culture products. Biovest

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

1. Description of the Company (continued):

Overview (continued)

manufactures mammalian cell culture products such as whole cells, recombinant and secreted proteins, and monoclonal antibodies for third parties, primarily researchers. Biovest has produced over 7,000 cell based products for an estimated 2,500 researchers around the world. Biovest considers its vast experience in manufacturing small batches of different cell based products, together with Biovest’s expertise in designing and manufacturing instruments for personalized medicines as important competencies supporting its development of patient specific immunotherapies.

The Company anticipates developing the SinuNasal™ Lavage System (“SinuNasal”) as a medical device for the treatment of patients with refractory, post-surgical chronic sinusitis (“CS”). SinuNasal is believed to provide benefit by delivering a proprietary patented buffered irrigation solution to mechanically flush the nasal passages to improve the symptoms of refractory post-surgical CS patients.

Corporate Overview

In April 2002, the Company commenced business with the acquisition of Analytica International, Inc. (“Analytica”). Analytica conducted a global research and strategy consulting business that provided services to the pharmaceutical and biotechnology industries. The Company acquired Analytica in a merger transaction for $3.7 million cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of our Series B preferred stock. Analytica was founded in 1997 and has offices in New York and Germany. On December 15, 2011, the Company closed on the definitive purchase agreement on the sale of substantially all of the assets and business of Analytica to a third-party, for a combination of fixed and contingent payments aggregating up to $10 million. The purchase agreement included the name “Analytica International, Inc.” Accordingly, the Company changed the name of its wholly-owned subsidiary, from Analytica International, Inc. to Accentia Biotech, Inc.

In June 2003, the Company acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest’s business consists of three primary business segments: the development of BiovaxID™ for B-cell blood cancers; the manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and services. As of September 30, 2012, the Company owned approximately 59% of Biovest’s issued and outstanding capital stock with the minority interest being held by approximately 400 shareholders of record. Following the Company’s investment, Biovest continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Biovest files periodic and other reports with the Securities and Exchange Commission (“SEC”).

In November 2010, the Company and Biovest completed reorganizations and formally exited Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) as fully restructured companies. Through the provisions of the companies’ respective bankruptcy plans (as amended) (the “Plan” and the “Biovest Plan”, respectively), both of which were effective on November 17, 2010 (the “Effective Date”), the Company and Biovest restructured their respective debts into a combination of new debt and equity. On March 19, 2012, the Bankruptcy Court entered a Final Decree closing Biovest’s Chapter 11 proceedings. Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with the Company’s Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Company’s Chapter 11 proceeding.

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under the Company’s convertible debentures issued in November 2010 (the “Matured Obligations”). Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of this event of default, interest has begun accruing on the Matured Obligations at a default rate of 18% and the holders of the Matured Obligations have the right to an additional default payment of 30% on the outstanding balance due. The holders of the Matured Obligations could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the Matured Obligations have not taken any action to secure monetary judgment(s) against the Company for the outstanding principal owed to them.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

1. Description of the Company (continued):

Corporate Overview (continued)

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Biovest Matured Obligations”). Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred under the Biovest Matured Obligations. As a result of Biovest’s default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against Biovest for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of Biovest’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. Biovest has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Biovest Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Biovest Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

2. Significant accounting policies and consolidation policy:

Basis of presentation

The accompanying consolidated financial statements have been derived from audited financial information prepared in accordance with the rules and regulations of the SEC for financial statements. The information and footnote disclosures in the financial statements are prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate so that the information presented is not misleading. The consolidated financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Operating results for the years ended September 30, 2012 and 2011, respectively, are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company issues its consolidated and consolidated condensed financial statements by filing them with the SEC and evaluates subsequent events up to the timing of filing.

Principles of consolidation

The Company consolidates all entities controlled by ownership of a majority interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The consolidated financial statements include Accentia and its wholly-owned subsidiaries, Accentia Biotech f/k/a Analytica and TEAMM Pharmaceuticals, Inc. d/b/a Accentia Pharmaceuticals (“TEAMM”); its majority-owned subsidiary, Biovest (and Biovest’s consolidated entity), and Revimmune, LLC, an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies and consolidation policy (continued):

Variable interest entities

The Company evaluates all significant arrangements and relationships for indications of variable interest entities (“VIEs”) pursuant to GAAP. During April 2006 and December 2006, the Company entered into financing arrangements with Biovest that involved entities that met the definition of VIEs. As a result, the Company and Biovest were required to consolidate these entities and reflect the non-controlling interest in its consolidated financial statements as of and for the year ended September 30, 2011. The fiscal 2011 consolidated financial statements included the VIEs as follows: Biovest Investment, LLC, Telesis CDE Two LLC, AutovaxID Investment LLC, St. Louis New Market Tax Credit Fund II LLC (collectively, the “Biovest VIEs”) and Revimmune, LLC. As a result of the Biovest Plan (described below), all interests in the Biovest VIEs were liquidated as of the Effective Date. Also as a result of the Biovest Plan, the Biovest’s subsidiaries, Biovax, Inc., AutovaxID, Inc., Biolender, LLC and Biolender II, LLC (collectively, the “Biovest Subsidiaries”) were also liquidated as of the Effective Date. Accordingly, the consolidated financial statements include the results of the Biovest VIEs and Biovest Subsidiaries through Novembe 17, 2010.

Accounting for reorganization proceedings

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

Pursuant to the Plan, holders of existing voting shares of the Company’s common stock immediately before the Plan confirmation received more than 50% of the voting shares of the emerging entity, thus the Company did not adopt fresh-start reporting upon emergence from Chapter 11. The Company instead followed the guidance as described in ASC 852-45-29 for entities which do not qualify for fresh-start reporting. Liabilities compromised by the Plan were stated at present values of amounts to be paid, and forgiveness of debt was reported as an extinguishment of debt and classified in accordance with ASC Topic 225.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies and consolidation policy (continued):

Accounts receivable, concentrations of credit risk and customer concentrations

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company places its cash in several high-quality financial institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $0.25 million per institution. At September 30, 2012, the Company had no cash balances in excess of these insured limits.

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products and services to academic and retail organizations and drug development companies. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts. Management considers the balance of approximately $0.01 million adequate as of September 30, 2012; however, actual write-offs may exceed the allowance.

Inventories

Inventories consist primarily of supplies and parts used in instrumentation assembly and related materials. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (FIFO) method.

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

Contractual interest expense

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense may not be recognized in accordance with the provisions of ASC Topic 852. The Company’s voluntary petition for bankruptcy on November 10, 2008 triggered default provisions on certain of the Company’s pre-petition debt, which allowed for the accrual of additional interest and fees above the contractual rate. The Company recorded interest expense at the default rate on its pre-petition debt for periods after November 10, 2008, due to the uncertain nature of the provisions of the Plan prior to its confirmation. The Company emerged from Chapter 11 protection, and the Plan became effective on November 17, 2010. The Plan sets forth the interest each class of creditors shall receive as part of their allowed claim.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies and consolidation policy (continued):

Carrying value of long-lived assets

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the year ended September 30, 2012, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

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

Derivative instruments—Fair value of financial assets and liabilities

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

Level 1—quoted prices in active markets for identical assets or liabilities.

Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3—inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

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

The Company reports its derivative liabilities at fair value on the accompanying consolidated balance sheets as of September 30, 2012 and September 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies and consolidation policy (continued):

Income taxes

The Company uses the liability method related to accounting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended September 30, 2012 and 2011.

The Company’s tax returns subsequent to 2009 are subject to examination by the Internal Revenue Service and state tax authorities, generally for three years after the tax returns were filed.

Foreign currency translation

The Company translates the assets and liabilities of its non-U.S. functional currency subsidiary into dollars at the current rates of exchange in effect at the end of each reporting period, while net sales and expenses are translated using the average exchange rate for each reporting period. Foreign currency translation adjustments were nominal during the years ended September 30, 2012 and 2011, and as such, no adjustments have been recognized in the accompanying consolidated financial statements.

Revenue recognition

The Company recognizes revenue as follows:

Services:

Service revenue is generated primarily by fixed price contracts for cell culture production and services and consulting services. Such revenue is recognized over the contract term based on the percentage of services cost incurred during the period compared to the total estimated service cost to be incurred over the entire contract. The nature and scope of the Company’s contracts often require the Company to make judgments and estimates in recognizing revenues. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as each contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Reimbursements of contract-related expenses are included in revenues. An equivalent amount of these reimbursable costs is included in cost of sales. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

On December 15, 2011, the Company closed on the sale of substantially all of the assets and business of Analytica.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies and consolidation policy (continued):

Grant revenue:

Grant revenue is the result of the Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the federal government in November 2010 and October 2011. Grant revenue is recognized up to 50% of the reimbursable expenses incurred during the year ended September 30, 2011 for Biovest and during the years ended September 30, 2012 and 2011 for the Company.

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

Research and development expense:

The Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, equipment rental and maintenance, professional fees, outsourced consulting services, travel expenses associated with the Company’s and Biovest’s regulatory strategy, Biovest’s cost of laboratory supplies, and certain other indirect cost allocations that are directly related to research and development activities to (a) assist Biovest in its analyses of the data obtained from its clinical trials and (b) update Biovest’s manufacturing facility to facilitate its compliance with various regulatory validations and comparability requirements related to Biovest’s manufacturing process and facility, as Biovest continues its advancement toward seeking marketing/regulatory approval from the EMA, Health Canada, the FDA and other foreign regulatory agencies.

Share-based compensation:

The Company follows the guidance of the accounting provisions of ASC Topic 718—Share-Based Compensation which requires the use of the fair value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of the stock option grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of the Company’s common stock and selected peer group comparable volatilities and other factors estimated over the expected term of the stock options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions are as follows:

	2012	2011
Dividend yield	$ 0	$ 0
Expected volatility	119.5% - 131.2%	132.6% - 140.6%
Risk free interest rate	0.37% - 0.84%	1.02% - 2.02%
Expected life	2.5 to 6.0 years	5.0 to 6.0 years

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

2. Significant accounting policies and consolidation policy (continued):

Loss per common share:

The Company had net losses for all periods presented in which potential common shares were in existence. Diluted loss per share assumes conversion of all potentially dilutive outstanding stock options, common stock purchase warrants, or other convertible financial instruments. Potential common stock shares outstanding are excluded from the calculation of diluted loss per share if their effect is anti-dilutive. As such, dilutive loss per share is the same as basic loss per share for all periods presented as the effect of all potential common stock shares outstanding is anti-dilutive.

The effect of common stock equivalents and common stock shares indexed to convertible debt securities are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. They are as follows as of:

	2012	2011
Options and warrants to purchase common stock	51,034,410	42,062,760
Convertible debt instruments	39,825,487	36,122,953

	90,859,897	78,185,713

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02—Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

3. Liquidity:

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $9.2 million during the year ended September 30, 2012. Cash and cash equivalents at, September 30, 2012, were approximately $0.1 million. The Company’s independent auditors issued a “going concern” uncertainty on the consolidated financial statements for the year ended September 30, 2012, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Private Placement—June 2012

On June 15, 2012, the Company sold 1,071,432 units, with each unit consisting of one share of the Company’s common stock and warrants to purchase one-half of one share of the Company’s common stock, to certain accredited investors for an aggregate purchase price of $0.225 million (or $0.21 per unit). The exercise of the common stock purchase warrants underlying the units is governed by the terms and conditions set forth in the common stock purchase warrants issued to the investors. The common stock purchase warrants give the investors the right to purchase an aggregate of up to 535,716 shares of the Company’s common stock at an exercise price of $0.28 per share (subject to adjustment for stock splits, stock dividends, certain other distributions, and the like). The common stock purchase warrants are immediately exercisable and will expire on June 15, 2017. This sale was made pursuant to subscription agreements, between the Company and the investors. Pursuant to the terms of the subscription agreements, on June 27, 2012, the Company filed a resale registration statement covering the shares of common stock underlying the units and the shares of common stock issuable upon exercise of the common stock purchase warrants. The registration statement was declared effective by the SEC on July 10, 2012.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

3. Liquidity (continued):

Private Placement—REF Holdings

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

Sale of Assets—Analytica Asset Purchase Agreement

On December 15, 2011, the Company closed the sale of substantially all of Analytica’s assets and business to a purchaser for a maximum aggregate purchase price of up to $10.0 million, consisting of fixed and contingent payments (see Note 4). As part of purchase price, the purchaser agreed to grant to the Company, for no additional consideration, up to $0.6 million worth of research services at the Company’s request to support its ongoing biotechnology activities. In consideration for the sale of the assets and business, the purchaser paid the initial $4.0 million for the Company’s benefit directly to Laurus/Valens for the pre-payment of the Laurus/Valens Term Notes (see Note 12). On March 30, 2012, the purchaser paid to the Company, $1.5 million earn-out. The remainder of the purchase price up to a maximum of $4.5 million will be calculated based upon a multiple of purchaser’s wholly-owned subsidiary, Analytica LA-SER International, Inc.’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for specified periods, with certain adjustments for the amount of research services actually acquired by the Company up to $0.6 million. The remainder of the purchase price will be recognized when it is earned.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

3. Liquidity (continued):

Outstanding Accentia Indebtedness as of September 30, 2012*

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price		Expiration Date
Pabeti Note	$1,500	10.0%	06/01/2015	3,000,000		$0.28	06/01/2020
Accentia Corps Real Note	$4,000	5.0%	06/13/2016	5,882,353 5,500,000	$ $	0.47 0.14	06/13/2021 10/09/2020
Laurus/Valens Term Notes	$5,006	8.5%	05/17/2013 and 11/17/2013	—		—	—
Ryll Note	$561	6.0%	02/17/2013	—		—	—
McKesson Note	$4,343	5.0%	03/17/2014	—		—	—
Debentures (Class 5)	$225	8.5%	05/17/2013	2,508,960		$1.50	11/17/2013
Debentures (Class 6)	$6,794	8.5%	11/17/2013	2,979,496		$1.50	11/17/2013
Debentures (Class 9)	$14,169	0.0%	11/17/2012	3,154,612		$1.50	11/17/2013
Notes (Class 13)	$975	0.0%	11/17/2012	1,072,840		$1.50	11/17/2013
March 2014 Distributions	$1,692	5.0%	03/17/2014	—		—	—

Outstanding Biovest Indebtedness as of September 30, 2012*

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Exit Financing	$1,216	7.0%	11/17/2012	8,733,096	$1.20	11/17/2017
Biovest Corps Real Note	$2,292	16.0%	01/31/2013	—	—	—
Laurus/Valens Term A Notes	$23,467	8.0%	01/31/2013	—	—	—
Laurus/Valens Term B Notes	$4,160	8.0%	11/17/2013	—	—	—
March 2014 Obligations	$2,833	5.0%	03/17/2014	—	—	—
Minnesota Promissory Notes	$334	4.1%	05/01/2021	—	—	—

See additional notes below for additional and subsequent event information on the outstanding debt listed in the tables above.

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under the Company’s convertible debentures issued in November 2010 (the “Matured Obligations”). Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of this event of default, interest has begun accruing on the Matured Obligations at a default rate of 18% and the holders of the Matured Obligations have the right to an additional default payment of 30% on the outstanding balance due. The holders of the Matured Obligations could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the Matured Obligations have not taken any action to secure monetary judgment(s) against the Company for the outstanding principal owed to them.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Biovest Matured Obligations”). Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred under the Biovest Matured Obligations. As a result of Biovest’s default under the Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against Biovest for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

3. Liquidity (continued):

Pursuant to cross-default provisions contained in certain of Biovest’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. Biovest has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Biovest Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Biovest Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

Effective December 3, 2012, Biovest issued an additional secured promissory note to Corps Real, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”). The advances under the Biovest Corps Real LOC can only be used to sustain Biovest’s business operations. The Biovest Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Biovest Corps Real LOC. The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Biovest Corps Real LOC.

On December 20, 2012, the Company issued an additional secured promissory note to Pabeti, the principal amount of up to $0.125 million (the “Pabeti Note II”). The Pabeti Note II can only be used to sustain the Company’s business operations. The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 20, 2013. The Pabeti Note is secured by a security interest in all of the Company’s assets and 6,666,666 shares of Biovest common stock owned by the Company.

Additional expected financing activity

It is the Company’s intention to meet its cash requirements through proceeds from Biovest’s instrument and disposables and cell culture products and service manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, the modification of existing cash commitments, and strategic transactions such as collaborations and licensing. The Company’s ability to continue present operations, to continue Biovest’s detailed analyses of BiovaxID™’s clinical trial results, to meet the Company’s debt obligations as they mature (discussed below), and to pursue ongoing development and commercialization of Cyrevia™, BiovaxID™, AutovaxID® and SinuNasal™ including potentially seeking marketing approval, is dependent upon the Company’s ability to obtain significant external funding in the immediate term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of the Company’s product candidates. The Company is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

3. Liquidity (continued):

Additional expected financing activity (continued)

If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under the Company’s secured or unsecured debt instruments, or amend the covenants contained therein, the lenders and/or holders under such secured or unsecured debt instruments could elect to terminate their commitments thereunder cease making further loans and institute foreclosure proceedings or other actions against the Company’s assets. Under such circumstances, the Company could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of the Company’s debt instruments could also result in an event of default under one or more of the Company’s other debt instruments. The Company may have to seek protection under the U.S. Bankruptcy Code from the Matured Obligations. This would have a material adverse impact on the Company’s liquidity, financial position and results of operations.

4. Discontinued operations:

Disposition—Analytica Asset Purchase Agreement

On December 15, 2011, the Company, Analytica, LA-SER Alpha Group Sarl (“LA-SER”), and Analytica LA-SER International, Inc., a wholly-owned subsidiary of LA-SER (“Newcorp” and collectively with LA-SER, the “Purchaser”) closed on the sale of substantially all of Analytica’s assets and business to the Purchaser for a maximum aggregate purchase price of up to $10.0 million, consisting of fixed and contingent payments (the “Analytica Purchase Agreement”). As part of the purchase price payable by the Purchaser to the Company, the Purchaser agreed to grant to the Company, for no additional consideration, up to $0.6 million worth of research services as requested by the Company to support the Company’s ongoing biotechnology activities.

To facilitate the closing of the Analytica Purchase Agreement (the “Closing”), Analytica and the Company: (a) obtained an order of the Bankruptcy Court, authorizing the Analytica Purchase Agreement and the sale and conveyance of Analytica’s assets and business; (b) obtained all third party consents required for the assignment of the transferred contracts and the subleases of Analytica’s New York and Germany Leases (described herein); (c) filed an amendment to Analytica’s Articles of Incorporation changing its name from Analytica International, Inc. to Accentia Biotech, Inc.; and (d) closed an agreement with Laurus/Valens (discussed below) that, inter alia, terminated and released all of Laurus/Valens’ claims, liens and security interests on Analytica’s assets and business to be sold to the Purchaser.

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

Pursuant to the Analytica Purchase Agreement, the Company and Analytica agreed that, for five years following the Closing, neither the Company, Analytica, nor their subsidiaries or affiliates will engage, directly or indirectly, in the healthcare consulting business, nor will they employ any of Analytica’s pre-Closing employees or representatives.

The sale of substantially all of Analytica’s assets and business resulted in a gain of approximately $4.0 million during the year ended September 30, 2012. The Upfront Purchase Price along with the 1st Earnout Payment, were used to calculate the gain, as the 1st Earnout Payment was assured at the time of the determination of the gain. Accrued taxes of $0.6 million are recorded for estimated state and local taxes associated with the gain.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

4. Discontinued operations (continued):

Disposition—Analytica Asset Purchase Agreement (continued)

The operating results for the years ended September 30, 2012 and September 30, 2011 are reported as discontinued operations in the accompanying consolidated statement of operations:

	2012	2011
Net sales	$1,091,902	$4,348,898
Cost of sales	959,978	3,331,949

Gross margin	131,924	1,016,949

Operating expenses	280,534	813,879

Operating (loss) income	(148,610)	203,070
Gain on sale of assets	3,998,105	—

Other income (expense)	285	(24,163)

Income from discontinued operations	3,849,780	178,907
Income tax expense	(609,937)	—

Net income from discontinued operations	$3,239,843	$178,907

Account balances for September 30, 2011 are reported as discontinued operations in the accompanying consolidated balance sheets:

September 30, 2011
Current assets:
Prepaid expenses	$64,365
Unbilled receivables	225,580

Total current assets	289,945

Non-current assets:
Furniture, equipment and leasehold improvements, net	32,126
Goodwill	893,000
Intangibles, net	611,958
Deposits	7,518

Total assets	1,834,547

Current liabilities:
Customer deposits	10,440
Deferred income	329,560

Total current liabilities	$340,000

5. Inventories:

Inventories consist of the following:

	September 30,
	2012	2011
Finished goods, other	$79,646	$70,096
Raw materials	320,317	461,903

	$399,963	$531,999

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

6. Unbilled receivables and unearned revenues:

Unbilled receivables and unearned revenues are as follows:

	September 30,
	2012	2011
Costs incurred on uncompleted service contracts	$83,956	$1,273,001
Estimated earnings	110,123	752,778

	194,079	2,025,779
Less billings to date	(165,658)	(2,129,759)

	$28,421	$(103,980)

These amounts are presented in the accompanying consolidated balance sheets as follows:

	September 30,
	2012	2011
Unbilled receivables	$28,421	$225,580
Unearned revenues	—	(329,560)

Total before discontinued operations	$28,421	$(103,980)

Total included in discontinued operations	—	(103,980)

Total after discontinued operations	$28,421	$—

7. Intangible assets:

Intangible assets consist of the following:

	September 30,		Weighted Average Amortization
	2012	2011	Period
Amortizable intangible assets:
Noncompete agreements	$2,104,000	$2,104,000	3.5 years
Patents	103,244	103,244	3.0 years
Purchased customer relationships	—	666,463	10.0 years
Product rights	28,321	28,321	18.4 years
Software	258,242	438,329	3.5 years
Trademarks	131,554	1,285,960	3.0 years

	2,625,361	4,626,317
Less accumulated amortization	(2,620,955)	(4,001,145)

Total intangible assets before discontinued operations	$—	$625,172
Intangible assets included in discontinued operations	—	611,958

Intangible assets after discontinued operations	$4,406	$13,214

Estimated future amortization of amortizable intangible assets with finite lives is as follows:

Year ending September 30:
2013	$4,406

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

8. Furniture, equipment and leasehold improvements:

Furniture, equipment and leasehold improvements consist of the following:

	September 30,
	2012	2011
Furniture	$237,012	$239,649
Office and laboratory equipment	2,149,035	2,151,778
Leasehold improvements	718,352	665,236

	3,104,399	3,056,663
Less: accumulated depreciation and amortization	(2,139,236)	(2,228,299)

Total before discontinued operations	$965,163	$828,364

Total included in discontinued operations	—	32,126

Total after discontinued operations	$965,163	$796,238

9. Reserve for unresolved claims:

Reserve for unresolved claims consists of disputed claims in the Plan. These claims remain outstanding before the Bankruptcy Court at September 30, 2012. The Company has resolved these claims during the year ended September 30, 2012.

On February 1, 2012, Biovest resolved a pre-petition claim. The claimant, Clinstar, LLC (“Clinstar”) had filed two identical proofs of claim in the amount of $0.385 million; one against the Company, in its Chapter 11 proceeding, and another Biovest, in Biovest’s Chapter 11 proceeding. Through an order by the Bankruptcy Court, Clinstar’s claim against Biovest was denied, and Clinstar’s claim against the Company was allowed, resulting in the issuance of 283,186 shares of the Company’s common stock in full satisfaction of the claim.

On May 30, 2012, Analytica resolved a pre-petition claim. The claimant, the City of New York Department of Finance (“NYC”) had filed a proof of claim in the amount of $0.218 million. Through an order by the Bankruptcy Court, NYC’s pre-petition claim amount against Analytica was modified to $39,620 and is payable over a period of 36 months.

On July 15, 2012, the Company resolved a pre-petition claim. The claimant, the PPD Development, LP (“PPD”) had filed two proofs of claim in the aggregate amount of $3.896 million. Through an order by the Bankruptcy Court, PPD’s aggregate pre-petition claims amounts against the Company were modified and decreased to a total aggregate amount of $3.476 million resulting in the issuance of 2,556,002 shares of the Company’s common stock in full satisfaction of all claims.

The Company has recorded the settlement of these claims and others, and the elimination of other claims in the accompanying consolidated financial statements, resulting in $5.7 million gain on reorganization for the year ending September 30, 2012.

10. Note payable:

Notes payable of approximately $0.1 million, consisting primarily of priority and convenience claims to be paid within six months of the Effective Date were paid during the year ended September 30, 2011.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Convertible long-term debt:

Convertible promissory notes consist of the following:

in thousands
	September 30, 2012	September 30, 2011
Ryll Note	$561	$2,241
Debentures (Class 5)	225	1,255
Debentures (Class 6)	6,794	6,860
Debentures (Class 9)	14,169	15,889
Notes (Class 13)	975	3,855
Biovest August 2012 Notes	—	1,049
Biovest Exit Financing	928	118

	23,652	31,267
Less current maturities	(16,858)	(16,553)

	$6,794	$14,714

Ryll Note

On November 17, 2010, the Company issued a promissory note in the principal amount of $4,483,284 (the “Ryll Note”) to Dennis Ryll, the holder by assignment of the Company’s previously-issued secured note to Southwest Bank of St. Louis f/k/a Missouri State Bank (“Southwest Bank”), in satisfaction of Southwest Bank’s secured claims prior to November 17, 2010. The Company is not obligated to pay the Ryll Note at maturity in cash, and has elected to pay through quarterly payments into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. On June 6, 2012, the Ryll Note was amended to extend the maturity date from September 17, 2012 to February 17, 2013, and the optional and automatic conversion provisions of the Ryll Note (discussed below) are being suspended until February 17, 2013.

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

•

the Ryll Note was secured by a lien on 15.0 million shares of Biovest common stock owned by the Company (the “Ryll Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Ryll Note. As of September 30, 2012, approximately 1.8 million shares remain of the Ryll Pledged Shares;

•

if, on any Automatic Conversion Date, the Automatic Conversion Price is less than $1.00 per share, Mr. Ryll may, at his election, convert the Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share of the Company’s common stock; and

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Convertible long-term debt (continued):

Ryll Note (continued)

•

if, on any Automatic Conversion Date, the Automatic Conversion Price is less than $1.00 per share, and Mr. Ryll does not elect to convert the Automatic Conversion Amount into shares of the Company’s common stock at a conversion rate equal to $1.00 per share of the Company’s common stock, then the Company, at its election and upon written notice to Mr. Ryll, may either deliver the Automatic Conversion Amount by one of the following four methods of payment or combination thereof:

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

As of September 30, 2012, approximately $3.9 million in Ryll Note principal and approximately $0.2 million in accrued interest have been converted into a combination of the Company’s common stock and Ryll Pledged Shares at conversion prices from $0.29 to $1.36 per share, resulting in the delivery 7,919,710 shares of the Company’s common stock and 869,686 shares of Biovest common stock owned by the Company. The principal balance of the Ryll Note, at September 30, 2012, was approximately $0.6 million.

Debenture and Warrants (Class 5)

On November 17, 2010, the Company issued secured debentures in the aggregate principal amount of $3,109,880. The Company is not obligated to pay the debentures in cash, and instead may pay through conversions by the holders into shares of the Company’s common stock or, subject to certain conditions, by exchanging the debentures for certain pledged shares of Biovest common stock owned by the Company. Also, on the November 17, 2010, the Company issued warrants to purchase up to 2,508,960 shares of the Company’s common stock or up to 14.4 million shares of Biovest common stock owned by the Company. The warrants: (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013; (b) can only be exercised for cash (no cashless exercise); and (c) are subject to certain call provisions. In connection with the debentures and the warrants, the Company has pledged 14.4 million shares of the Biovest common stock held by the Company (the “Class 5 Pledged Shares”) to secure the repayment of the debentures and the exercise of the warrants (on a pro rata basis) and has placed the Class 5 Pledged Shares into an escrow account to be available for transfer to the holders of the debentures and the warrants. The following are the material terms and conditions of the debentures:

•	they mature on May 17, 2013, and the outstanding principal together with all accrued but unpaid interest is now due on such maturity date;

•	interest accrues and is payable on the outstanding principal amount at a fixed rate of 8.50% per annum;

•	each of the debentures is secured by a lien on the Class 5 Pledged Shares;

•

at the option of a holder, all or any portion of the then outstanding balance of such holder’s may be converted into shares of the Company’s common stock or exchanged for Class 5 Pledge Shares at the applicable conversion or exchange rate set forth in such holder’s debenture; and

•

if the trading price of the Company’s common stock is at least 150% of the fixed conversion price for a holder of debentures for any ten consecutive trading days (in the case of a conversion into the Company’s common stock), or the trading price of shares of Biovest common stock is at least $1.25 for any ten consecutive trading days (in the case of an exchange for shares of Biovest common stock), the Company, at its option, may (a) convert the then outstanding balance of all of the debentures into shares of the Company’s common stock at a conversion rate equal to the fixed conversion price for each holder or (b) exchange the then outstanding balance of all of the debentures into shares of the Class 5 Pledged Shares at a rate equal to $0.75 per share of Biovest common stock.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Convertible long-term debt (continued):

Debenture and Warrants (Class 5) (continued)

As of September 30, 2012, approximately $2.9 million in principal had been converted at a conversion price of $0.75 per share and $0.2 million in accrued interest had been converted at conversion prices from $0.34 to $0.65, into the Class 5 Pledged Shares, resulting in the delivery of approximately 4.4 million shares of the Class 5 Pledged Shares to certain holders. The aggregate principal balance of the debentures, at September 30, 2012, was approximately $0.2 million.

Debentures and Warrants (Class 6)

On November 17, 2010, the Company issued debentures in the aggregate principal amount of $9,730,459. Also, on November 17, 2010, the Company issued warrants to purchase up to 2,979,496 shares of the Company’s common stock. The warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the warrants and the Plan. The following are the material terms and conditions of the debentures:

•	they mature on November 17, 2013 and the outstanding principal together with all accrued but unpaid interest is due in cash on such date;

•	interest accrues and is payable on the outstanding principal under the debentures at a fixed rate of (8.50% per annum and the debentures are secured by a lien on certain assets of the Company;

•	the holders may elect to convert their debentures into shares of the Company’s common stock at a conversion rate equal to $1.10 per share of the Company’s common stock; and

•

if the trading price of the Company’s common stock is at least 150% of $1.10 per share for any ten consecutive trading days, the Company, at its option, may convert the then outstanding balance of all of the debentures into shares of the Company’s common stock at a conversion rate equal to $1.10 per share of the Company’s common stock.

As of September 30, 2012, approximately $2.9 million in principal had been converted into the Company’s common stock at a conversion price equal to $1.10 per share, resulting in the issuance of approximately 2.7 million shares of the Company’s common stock. The aggregate principal balance of the debentures, at September 30, 2012, was approximately $6.8 million.

Debentures and Warrants (Class 9)

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Convertible long-term debt (continued):

Debentures and Warrants (Class 9) (continued)

•

any principal amount outstanding under the debentures at maturity will be due and payable in full, at the election of the Company, in either cash or shares of the Company’s common stock at a conversion rate equal to the average trading price of the Company’s common stock (as determined in accordance with the debentures and the Plan) for the ten consecutive trading days ending on the trading day that is immediately preceding November 17, 2012 (provided that the average trading price for such period is at least $0.50 per share);

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

As of September 30, 2012, approximately $4.9 million in principal had been converted into the Company’s common stock at an average conversion price of $1.11 per share, resulting in the issuance of approximately 4.6 million shares of the Company’s common stock. The aggregate principal balance of the debentures, at September 30, 2012, was approximately $14.2 million.

On November 17, 2012, the Company was unable to pay the amounts due under the debentures, in the aggregate of approximately $14.1 million in principal, an event of default occurred under the debentures. As a result of this event of default, interest has begun accruing on the debentures at a default rate of 18% and the holders of the debentures have the right to an additional default payment of 30% on the outstanding balance due. The holders of the debentures could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the debentures have not taken any action to secure monetary judgment(s) against the Company for the outstanding principal owed to them.

Notes and Warrants (Class 13)

On November 17, 2010, the Company issued non-interest bearing promissory notes in the original aggregate principal amount of $4,903,644. The Company has no obligation to pay the notes in cash at maturity, and instead was permitted to pay the notes with shares of the Company’s common stock. The notes matured on November 17, 2012. On each of the seven quarterly conversion dates, the holders of the notes elected to convert their principal and accrued interest into shares of the Company’s common stock at a conversion rate of $1.00 per share, resulting in the issuance of approximately 4.9 million shares of the Company’s common stock to the holders of the notes. Also, on November 17, 2010, the Company issued warrants to purchase up an aggregate of 1,072,840 shares of the Company’s common stock. The warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the warrants and the Plan. The following are the material terms and conditions of the notes:

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

•

any principal amount outstanding under the notes at maturity, will be due and payable in full, at the election of the Company, in either cash or shares of the Company’s common stock at a conversion rate equal to the greater of the average of the trading price of the Company’s common stock for the ten consecutive trading days ending on the trading day that is immediately preceding November 17, 2012 or $1.00;

•

if, at any time during the term of the notes, the trading price of the Company’s common stock is at least 125% of $1.25 per share for ten consecutive trading days, a holder at its option, may convert any or all of the then outstanding principal balance of its notes into shares of the Company’s common stock at a conversion rate equal to $1.36 per share; and

•

if, at any time during the term of the notes, the trading price of the Company’s common stock is at least 150% of $1.25 per share for thirty consecutive trading days, the Company, at its option, may require the conversion of all or any portion of the then aggregate outstanding principal balance of the notes at a conversion rate equal to $1.36 per share.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Convertible long-term debt (continued):

Debentures and Warrants (Class 9) (continued)

As of September 30, 2012, approximately $6.6 million in principal had been converted into the Company’s common stock at an average conversion price of $1.38 per share, resulting in the issuance of approximately 4.8 million shares of the Company’s common stock. The aggregate principal balance of the notes, at September 30, 2012, was approximately $1.0 million. As of November 19, 2012, the notes were paid in full satisfaction of the obligations.

Biovest August 2012 Notes

On November 17, 2010, Biovest became obligated to certain of its unsecured creditors in the aggregate principal amount of approximately $2.0 million. Each such unsecured creditor received an amount equal to 100% of such unsecured creditors’ allowed unsecured claim (including post-petition interest under the Biovest Plan at the rate of 3% per annum) in a combination of debt and equity resulting in the issuance of a total of $1.8 million in new notes (the “Biovest August 2012 Notes”), as well as 0.2 million shares of Biovest common stock, using the Effective Date conversion rate of $1.66 per share. The Biovest August 2012 Notes matured on August 17, 2012 and accrued interest at 7% per annum. On each of the seven quarterly conversion dates beginning on February 17, 2011 and ending on August 17, 2012 the holders of the August 2012 Notes elected to convert o each of the conversion dates one-eighth of the balance due under Biovest August 2012 Notes plus accrued interest into shares of Biovest common stock at a conversion rate equal to $1.00 per share, resulting in the aggregate issuance of 2,006,234 shares of the Biovest common stock in full satisfaction of this obligation.

Biovest Exit Financing

On October 19, 2010, Biovest completed a financing (the “Exit Financing”) as part of the Biovest Plan. Biovest issued (a) secured convertible notes in the original aggregate principal amount of $7.0 million (the “Initial Notes”) and (b) two separate types of warrants to purchase shares of Biovest common stock to the holders of the Exchange Notes, Series A Warrants (the “Initial Series A Warrants”) and Series B Warrants (the “Initial Series B Warrants”).

On November 17, 2010: (a) the Initial Notes were exchanged for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, (b) the Initial Series A Warrants were exchanged for new warrants to purchase up to an aggregate of 8,733,096 shares of Biovest common stock (the “Series A Exchange Warrants”), and (c) the Initial Series B Warrants were exchanged for new warrants to purchase a like number of shares of Biovest common stock (the “Series B Exchange Warrants”). On December 22, 2010, the Series B Exchange Warrants were exercised on a cashless basis and an aggregate of 1,075,622 shares of Biovest common stock were issued to the Series B Exchange Warrant holders.

The following are the material terms and conditions of the Exchange Notes:

•

interest accrued monthly, payable on the outstanding principal amount of the Exchange Notes at a fixed rate of 7% per annum (with a 15% per annum default rate) and was payable monthly in arrears. Biovest paid the monthly interest payment in shares of Biovest common stock;

•

the holders of the Exchange Notes had the option to convert all or a portion of the outstanding balance of the Exchange Notes into shares of Biovest common stock at a conversion rate of $0.91 per share, subject to anti-dilution adjustments in certain circumstances; and

•

in the event that the average of the daily volume weighted average price of Biovest common stock was at least 150% of the then-effective conversion price for any ten consecutive trading days, Biovest, at its option, may upon written notice to the holders, convert the principal outstanding balance of the Exchange Notes into shares of Biovest common stock at the conversion price then in effect under the Exchange Notes.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

11. Convertible long-term debt (continued):

Biovest Exit Financing (continued)

The following are the material terms and conditions of the Series A Exchange Warrants:

•	the holders of the Series A Exchange Warrants have a right to purchase an aggregate of 8,733,096 shares of Biovest common stock;

•	the warrants have an exercise price of $1.20 per share and expire on November 17, 2017; and

•

if Biovest issues or sells any stock options or convertible securities after the issuance of the Series A Exchange Warrants that are convertible into or exchangeable or exercisable for shares of common stock at a price which varies or may vary with the market price of the shares of Biovest common stock, including by way of one or more reset(s) to a fixed price, the Series A Exchange Warrant holders have the right to substitute any of the applicable variable price formulations for the exercise price upon exercise of the warrants held.

As of September 30, 2012, a total of $5.8 million in principal on the Exchange Notes had been converted to Biovest common stock, resulting in the aggregate issuance of 6.9 million shares of Biovest common stock. The aggregate principal balance of the Exchange Notes, at September 30, 2012, was approximately $1.2 million.

On November 17, 2012, Biovest was unable to pay the amounts due, in the aggregate of approximately $1.2 million in principal and an event of default occurred under the Exchange Notes. On December 10, 2012, Biovest received a notification of an event of default from certain holders of the Exchange Notes. As a result of Biovest’s default under the Exchange Notes, interest has begun accruing on those promissory notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the remaining outstanding Exchange Notes commenced a breach of contract action to secure monetary judgment(s) in the approximate aggregate amounts of $1.2 million against Biovest for the outstanding principal and interest owed to them. With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

The Exchange Notes and Series A Exchange Warrants contain conversion and adjustment features required to be classified as derivative instruments and recorded at fair value. As a result, the Exchange Notes have been recorded at a discount which have been and will continue to be amortized to interest expense through November 17, 2012.

Future scheduled maturities of convertible debt are as follows:

in thousands 12 Months ending September 30,

2013	$17,146
2014	6,794

Total maturities	23,940
Less unamortized discount:	(288)

$23,652

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

12. Other long-term debt:

Other long-term debt consists of the following:

in thousands
	September 30, 2012	September 30, 2011
Laurus/Valens Term Notes	$5,006	$8,669
McKesson Note	4,343	4,343
March 2014 Distributions	1,692	2,188
Biovest Laurus/Valens Term A and Term B Notes	27,627	27,626
Biovest March 2014 Obligations	2,833	2,769
Minnesota Promissory Notes	334	349

	41,835	45,944
Less current maturities	(28,567)	(3,680)

	$13,268	$42,264

Laurus/Valens Term Notes

On November 17, 2010, the Company issued term notes to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”), in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”). The following are the material terms and conditions of the Laurus/Valens Term Notes (as amended on December 15, 2011):

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

The aggregate principal balance of the Laurus/Valens Term Notes, at September 30, 2012, was approximately $5.0 million.

McKesson Note

On November 17, 2010, the Company issued a promissory note in the original principal amount of $4,342,771 (the “McKesson Note”) to McKesson Corporation (“McKesson”). The following are the material terms and conditions of the McKesson Note:

•	payable in cash in one installment, the outstanding principal together with all accrued but unpaid interest on March 17, 2014;

•	interest accrues at a fixed rate of 5% per annum (with a 10% per annum default rate);

•	the Company may prepay all or any portion of the McKesson Note, without penalty, at any time; and

•	secured by a lien on 6,102,408 shares of Biovest common stock owned by the Company.

The principal balance of the McKesson Note, at September 30, 2012, was approximately $4.3 million.

March 2014 Distributions

On November 17, 2010, the Company became obligated to pay certain unsecured creditors distributions in cash, approximately $2.4 million. The distributions mature on March 17, 2014 and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount at a fixed rate of 5% per annum. The aggregate principal balance of the distributions, at September 30, 2012, was approximately $1.7 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

12. Other long-term debt (continued):

Biovest Laurus/Valens Term A and Term B Notes

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

On November 17, 2012, Biovest was unable to pay the amounts due, in the aggregate of approximately $23.5 million in principal and an event of default occurred under the Term A Notes. Pursuant to cross-default provisions contained the Term B Notes, Laurus/Valens may declare the Term B Notes to be in default as well. The aggregate principal balance of the Term B Notes is approximately $4.2 million. However, the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under the Term B Notes.

Effective November 17, 2012, Biovest entered into a standstill agreement with Laurus/Valens, pursuant to which (i) the maturity date of the Term A Notes was extended from November 17, 2012 to January 31, 2013 and (ii) Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from exercising their rights and/or remedies available to them under the Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Laurus/Valens a potential restructuring of the Term A Notes and Term B Notes. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors.

Effective December 3, 2012 and pursuant to the security agreement and the amended and restated subordination agreement issued by Biovest under the new secured promissory note to Corps Real, which provides a revolving line of credit in the principal amount of up to $1.5 million to Biovest to be used to sustain Biovest’s business operations, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the new secured promissory note to Corps Real.

Biovest March 2014 Obligations

On November 17, 2010, Biovest became obligated to pay certain of its unsecured creditors, the aggregate principal amount of approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014 (the “March 2014 Obligations”). The aggregate principal balance of the March 2014 Obligations, increased by approximately $0.12 million due to the allowance of a previously unfiled unsecured claim, as well as an amendment to the amount owed on a separate unsecured claim. As the allowed balance on March 2014 Obligations differed from the previously recorded estimate of amounts potentially due under the March 2014 Obligations, Biovest recorded a $0.07 million gain on reorganization for the year ended September 30, 2012. The aggregate principal balance of the March 2014 Obligations, at September 30, 2012, was approximately $2.8 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

12. Other long-term debt (continued):

Minnesota Promissory Notes

On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority for the City of Coon Rapids, Minnesota (“EDA”) and the Minnesota Investment Fund (“MIF”). The EDA and MIF provide capital to help add workers and retain high-quality jobs in the State of Minnesota. Biovest issued secured promissory notes (collectively, the “Minnesota Promissory Notes”) to the EDA and MIF in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. The Minnesota Promissory Notes bear interest as follows, yielding an effective interest rate of 4.1%:

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

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes issued to holders of Biovest’s Exit Financing (discussed herein) with an aggregate principal balance of $1.2 million (the “Exit Financing”) (collectively, the “Biovest Matured Obligations”). Biovest was unable to pay the amounts due under the Biovest Matured Obligations.

Pursuant to cross-default provisions contained in the Minnesota Promissory Notes, the EDA and MIF may declare the Minnesota Promissory Notes to be in default as well. The aggregate principal balance of the Minnesota Promissory Notes is approximately $0.3 million. Biovest has not been notified of an event of default by the EDA and MIF.

Future scheduled maturities of other long-term debt are as follows:

in thousands
12 Months ending September 30,
2013	$28,567
2014	13,268

$41,835

13. Derivative liabilities:

The following tabular presentation reflects the components of derivative financial instruments:

	September 30, 2012	September 30, 2011
Freestanding derivatives:
Warrants issued with settlement	$187,600	$466,400
Biovest investor share distribution	—	118,249
Biovest warrants issued with convertible debt	856,717	1,998,132
Biovest debt conversion option	—	697

	$1,044,317	$2,583,478

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

13. Derivative liabilities (continued):

Derivative gains (losses) in the accompanying consolidated statements of operations relate to the individual derivatives as follows:

	September 30, 2012	September 30, 2011
Embedded derivative instruments, bifurcated	$697	$—
Freestanding derivatives:
Warrants issued with term note payable	—	(1,583,088)
Warrants issued with other debt	—	(170,860)
Default and investment put options, Biovest	—	(3,030)
Biovest investor share distribution	(4,815)	461,314
Biovest warrants issued with convertible debt	1,141,415	3,966,778
Biovest debt conversion option	—	(2,990,902)
Warrants issued for settlement	278,801	1,377,800

	$1,416,098	$1,058,012

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2012				September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair value measurements:
Liabilities
Derivative liabilities	$—	$1,044,317	$—	$1,044,317	$—	$2,583,478	$—	$2,583,478

14. Related party transactions:

Pabeti, Inc.

On June 1, 2012, the Company issued a secured convertible promissory note (the “Pabeti Note”) to Pabeti, Inc. (“Pabeti”) providing for aggregate loans to the Company in the maximum amount of $1.5 million. Pabeti is an affiliate of Ronald E. Osman and Corps Real. Mr. Osman is the President and an owner of Pabeti. Corps Real is a shareholder and secured lender of the Company (discussed below) and a shareholder and the senior secured lender to Biovest. Corps Real and the majority owner of Corps Real, MRB&B, LLC, are both managed by Mr. Osman. Mr. Osman is a shareholder of the Company and a shareholder and director of Biovest. The other material terms and conditions of the Pabeti Note are as follows:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

14. Related party transactions (continued):

Pabeti, Inc. (continued)

To secure payment of the Pabeti Note, the Company entered into a security agreement (as amended) (the “Pabeti Security Agreement”) with Pabeti. Under the Pabeti Security Agreement, all obligations under the Pabeti Note are secured by a first security interest in (a) 3,061,224 shares of Biovest common stock owned by the Company and (b) certain contingent earn-out payments that may be payable to the Company in connection with the Analytica Purchase Agreement (Note 4). The Company also issued to Pabeti a common stock purchase warrant to purchase 3.0 million shares of the Company’s common stock for an exercise price of $0.28 per share. The Pabeti Warrants is immediately exercisable and expires on June 1, 2020 and if, the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the warrant for cash, Pabeti may elect to utilize the cashless exercise provisions of the Pabeti Warrant.

The Company is not be permitted to effect a conversion of the Pabeti Note or an exercise of any portion of the Pabeti Warrant, and Pabeti is not be permitted to convert the Pabeti Note or exercise any portion of the Pabeti Warrant, to the extent that, after giving effect to an issuance after a conversion of the Pabeti Note or an exercise of any portion of the Pabeti Warrant, Pabeti (together with Pabeti’s affiliates and any other person or entity acting as a group together with Pabeti or any of Pabeti’s affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of the Company’s common stock issuable upon conversion of the Pabeti Note or exercise of any portion of the Pabeti Warrant.

Because the Company is materially benefiting from Corps Real’s additional loan to Biovest under the Biovest Corps Real Note (described below), as an inducement for and in consideration of such additional loan, on October 9, 2012, the Company agreed to amend the Pabeti Security Agreement to include all the Company’s collateral securing its obligations to Corps Real under the Corps Real Security Agreement (described below) to secure its obligations to Pabeti. The principal balance of the Pabeti Note, at September 30, 2012, was $1.5 million. The discounted value of the Pabeti Note is classified as convertible notes payable, related party on the accompanying consolidated balance sheets.

On December 20, 2012, the Company issued an additional secured promissory note to Pabeti, the principal amount of up to $0.125 million (the “Pabeti Note II”). The Pabeti Note II can only be used to sustain the Company’s business operations. The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 20, 2013. The Pabeti Note is secured by a security interest in all of the Company’s assets and 6,666,666 shares of Biovest common stock owned by the Company.

Corps Real—Accentia

On June 13, 2011, the Company issued a convertible secured promissory note (the “Accentia Corps Real Note”) to Corps Real in the maximum aggregate amount of $4.0 million. Corps Real is an affiliate of Ronald E. Osman and Pabeti (discussed above). The other material terms and conditions of the Accentia Corps Real Note are as follows:

•	it matures on June 13, 2016, at which time all indebtedness will be due and payable;

•

interest on the outstanding principal amount accrues and is payable at a fixed rate of 5% per annum and is payable on a quarterly basis in arrears (as to the principal amount then outstanding). Interest payments may be paid in cash or, at the election of the Company, may be paid in shares of the Company’s common stock based on the volume-weighted average trading price of the Company’s common stock during the last ten trading days of the quarterly interest period. In September 2012, Corps Real suspended its quarterly interest payments indefinitely;

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

14. Related party transactions (continued):

Corps Real—Accentia (continued)

To secure payment of the Accentia Corps Real Note, the Company entered into a security agreement dated June 13, 2011 (the “Corps Real Security Agreement”) with Corps Real. Under the Corps Real Security Agreement, all obligations under the Accentia Corps Real Note are secured by a first security interest on (a) 12.0 million shares of Biovest common stock owned by the Company and (b) all of the Company’s contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron pursuant to the Company’s settlement agreement with BioDelivery Sciences International, Inc (“BDSI”) (described herein). The Company also issued to Corps Real a common stock purchase warrant to purchase 5,882,353 shares of the Company’s common stock for an exercise price of $0.47 per share (the “Corps Real Warrant”). The Corps Real Warrant is immediately exercisable and expires on June 13, 2021 (as amended) and if, the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the Corps Real Warrant for cash, Corps Real may elect to utilize the cashless exercise provisions of the Corps Real.

Because the Company is materially benefiting from Corps Real’s additional loan to Biovest under the Biovest Corps Real Note (described below), as an inducement for and in consideration of such additional loan, on October 9, 2012, the Company agreed to amend the expiration date of the Corps Real Warrant from June 13, 2016 to June 13, 2012, amend the Corps Real Security Agreement to include all the Company’s collateral securing its obligations to Pabeti under the Pabeti Security Agreement (described above), and issue to Corps Real a new common stock purchase warrant to purchase 5,500,000 shares of the Company’s common stock for an exercise price of $0.14 per share (the “Corps Real Warrant II”). The Corps Real Warrant II is immediately exercisable and expires on October 9, 2020 and if, the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the Corps Real Warrant II for cash, Corps Real may elect to utilize the cashless exercise provisions of the Corps Real Warrant II.

The Company is not be permitted to effect a conversion of the Corps Real Note or an exercise of any portion of the Corps Real Warrant and the Corps Real Warrant II, and Corps Real is not be permitted to convert the Corps Real Note or exercise any portion of the Corps Real Warrant and the Corps Real Warrant II, to the extent that, after giving effect to an issuance after a conversion of the Corps Real Note or an exercise of any portion of the Corps Real Warrant and the Corps Real Warrant II, Corps Real (together with Corps Real’s affiliates and any other person or entity acting as a group together with Corps Real or any of Pabeti’s affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of the Company’s common stock issuable upon conversion of the Corps Real Note or the exercise of any portion of the Corps Real Warrant and the Corps Real Warrant II.

The principal balance of the Accentia Corps Real Note, at September 30, 2012, was $4.0 million. From September 13, 2011 through June 13, 2012, we converted the quarterly interest due under the Accentia Corps Real Note into, and accordingly issued to Corps Real, an aggregate of 454,159 shares of the Company’s common stock. These common stock shares were issued in lieu of cash for the aggregate payment of quarterly interest totaling approximately, $0.15 million, with conversion prices ranging from $0.26 to $0.42 per share.

Corps Real—Biovest

On November 17, 2010, Biovest issued a secured convertible promissory note (the “Biovest Corps Real Note”) in an original principal amount equal to $2,291,560 to Corps Real. The principal balance on the Biovest Corps Real Note, at September 30, 2012, was approximately $2.3 million.

On October 9, 2012, and under the terms of the Biovest Corps Real Note, Corps Real elected to loan to Biovest an additional $0.7 million. As a result of the additional loan, the current outstanding principal balance under the Biovest Corps Real Note increased from approximately, $2.3 million to $3 million. The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets. The Biovest Corps Real Note accrues interest and is payable on the outstanding principal amount of the Biovest Corps Real Note at a fixed rate of 16% per annum. On June 6, 2012, the Biovest Corps Real Note was amended to suspend and defer Biovest’s monthly interest payments beginning June 1, 2012. Because the Company is materially benefiting from Corps Real’s additional loan to Biovest, on October 9, 2012, under the Biovest Corps Real Note (described below), as an inducement for and in consideration of such additional loan, the Company agreed to amend the expiration date of the Corps Real Warrant from June 13, 2016 to June 13, 2012, amend the Corps Real Security Agreement and Pabeti Security Agreement to include and cross-collateralize all the Company’s

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

14. Related party transactions (continued):

Corps Real—Biovest (continued)

collateral securing its obligations to Corps Real and Pabeti (described above), and issue to Corps Real a new common stock purchase warrant to purchase 5,500,000 shares of the Company’s common stock for an exercise price of $0.14 per share (the “Corps Real Warrant II”). The Corps Real Warrant II is immediately exercisable and expires on October 9, 2020 and if, the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the Corps Real Warrant II for cash, Corps Real may elect to utilize the cashless exercise provisions of the Corps Real Warrant II.

On November 17, 2012, Biovest was unable to pay the amounts due, in the aggregate of approximately $3.0 million in principal and an event of default occurred under the Biovest Corps Real Note. The standstill agreement (discussed below) precludes Corps Real from declaring a cross-default under the Biovest Corps Real Note.

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real pursuant to which (i) the maturity date of the Biovest Corps Real Note was extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real granted Biovest a forbearance (until January 31, 2013) from its exercise of the rights and/or remedies available to its under the Biovest Corps Real Note. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real a potential restructuring of the Biovest Corps Real Note. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.

Effective December 3, 2012, Biovest issued an additional secured promissory note to Corps Real, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”). The advances under the Biovest Corps Real LOC can only be used to sustain Biovest’s business operations. The Biovest Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Biovest Corps Real LOC. The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets and the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Biovest Corps Real LOC.

BDSI/Arius

On February 17, 2010, the Bankruptcy Court entered an order approving a settlement agreement (the “BDSI Settlement Agreement”) between the Company and BDSI, entered into as of December 30, 2009. Parties to the BDSI Settlement Agreement are the Company, the Company’s wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”). The purpose of the BDSI Settlement Agreement is to memorialize settlement between the Company and BDSI regarding claims relating to a distribution agreement dated March 12, 2004 between TEAMM and Arius. Pursuant to the BDSI Settlement Agreement, the Company:

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

14. Related party transactions (continued):

BDSI/Arius (continued)

In the event that BDSI receives any sublicensing or milestone payments associated with the Product up to and including the NDA approval, BDSI will apply 30% of such payments toward payback of the Costs of the Product plus interest and the $2.5 Million Payment plus the interest.

In the event of a proposed sale of BDSI or its assets, BDSI has the right to terminate its Product Rights payment obligations to the Company under the BDSI Settlement Agreement upon the payment to the Company of an amount equal to the greater of (i) $4.5 million or (ii) the fair market value of the Product Rights as determined by an independent third party appraiser. Further, if the Product Right is terminated, the BDSI Warrant described above will be terminated if not already exercised, and, if exercised, an amount equal to the strike price will, in addition to the amount in (i) or (ii) above, be paid to the Company.

15. Income taxes:

The Company’s deferred tax assets and liabilities consist of the following:

	September 30,
	2012	2011
Deferred tax assets:
Accrued expenses deductible in future	$3,267,796	$1,677,000
Allowance for doubtful accounts	2,877	3,000
Basis difference in assets	(1,911,348)	1,791,000
Inventory valuation allowance	57,928	91,000
Share-based compensation	6,647,003	7,414,000
Intangible assets	—	1,542,000
Net operating loss carryforward	92,298,183	90,478,000
Debt extinguishment	—	(454,000)
Unresolved claims	—	2,336,000
Other	396,423	2,736,000
Valuation allowance	(100,758,861)	(107,614,000)

	$—	$—

Income tax (expense) benefit consists of the following:

	September 30,
	2012	2011
Current	$609,937	$—
Deferred	6,854,879	(11,682,166)
Benefit of net operating loss carryover	—	—
(Decrease) Increase in valuation allowance	(6,854,879)	11,682,166

	$609,937	$—

Allocation between continuing and discontinued operations:
Continuing operations	$—	$—
Discontinued operations	609,937	—

	$609,937	$—

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

15. Income taxes (continued):

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying consolidated statements of operations as follows:

	2012	2011
Statutory tax rate	34%	34%
State taxes	4%	4%
Permanent items	8%	12%
Change in Reorganization items	—	25%
Other	(120)%	(1)%
Change in valuation allowance	74%	(74)%

Effective tax rate in accompanying statement of operations	7%	0%

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

The Company has a federal NOLs carryover of approximately $243.1 million as of September 30, 2012, which expires through 2027, and of which approximately $30.0 million is subject to various Section 382 limitations based upon ownership changes that occurred through September 30, 2003. Of those losses subject to the limitations, $11.3 million is expected to expire before the losses can be utilized. Of the remaining amounts, the limitation is approximately $1.8 million per year through approximately the year ended September 30, 2013. Subsequent to that date, the annual limitation will decrease to approximately $0.2 million through September 30, 2024. The NOLs incurred after September 30, 2003 may also be subject to further limitations.

16. Stockholders’ equity:

Common stock

The Company has one class of common stock with an aggregate authorization of 300 million shares. Each share of common stock carries equal voting rights, dividend preferences, and a par value of $.001 per share.

For the year ended September 30, 2012, the Company issued the following:

•

7,988,475 shares of the Company’s common stock to various creditors of the Company pursuant to the Plan confirmed on November 17, 2010. Details on the Plan and the resulting common stock shares issued can be found in Notes 11, 12 and 14 above.

•	4,817,342 shares of the Company’s common stock upon conversion of the quarterly principal and interest due on the Ryll Note discussed in Note 11 above.

•	410,403 shares of the Company’s common stock upon conversion of the quarterly interest due on the Corps Real discussed in Note 14 above.

•	1,173,021 shares of the Company’s common stock to REF Holdings pursuant to the January 27, 2012 private placement subscription agreement discussed in Note 3 above.

•	1,071,432 shares of the Company’s common stock to certain purchasers of the June 15, 2012 private placement subscription agreements discussed in Note 3 above.

•	15,000 shares of the Company’s common stock to Rick Geislinger pursuant to a consulting agreement between Mr. Geislinger and the Company.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

16. Stockholders’ equity (continued):

Common stock (continued)

For the year ended September 30, 2011, the Company issued the following:

•	13,475,118 shares of the Company’s common stock to various creditors of the Company pursuant to the Plan confirmed on November 17, 2010.

•	1,500,000 shares of the Company’s common stock to our employees granted under the Company’s Amended and Restated 2008 Equity Incentive Plan.

•

56,250 shares of the Company’s common stock to Rocke Sbar & McLean, P.A. in consideration of legal services provided by Rocke, Sbar & McLean, P.A. These shares of common stock were issued in lieu of cash payments for legal services.

•

66,000 shares of the Company’s common stock to Alan M. Pearce pursuant to the December 31, 2010 Resignation Settlement between the Company and Mr. Pearce. These shares were issued consideration of the settlement of all claims by Mr. Pearce, including but not limited to, claims under or arising out of Mr. Pearce’s Employment Agreement.

Preferred stock

The Company has an aggregate of 150 million authorized shares of preferred stock. As of the years ended September 30, 2012 and 2011, no preferred shares were issued or outstanding.

Non-controlling interest

The adjustment to non-controlling interest reflects adjustments throughout the year to the ownership structure and the Company’s ownership percentage of the Company’s majority owned subsidiary, Biovest, primarily due to transactions relating to the Company’s and Biovest’s emergence from its Chapter 11 proceeding.

Stock options and warrants

The Company provides for four option plans, the 2003 Stock Option Plan (the “2003 Plan”) per its second amendment on February 27, 2004, the 2005 Equity Incentive Plan (the “2005 Plan”), the Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”) and the 2010 Equity Incentive Plan (the “2010 Plan”) (collectively, the “Stock Option Plans”). The purposes of the Stock Option Plans are to create incentives designed to motivate the Company’s executives, employees, directors and consultants to significantly contribute toward the Company’s growth and profitability, to provide the Company’s executives, directors and other employees, and persons who, by their position, ability and diligence, are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executives and other employees of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

The Stock Option Plans are administered by a committee appointed by the Board or by the full Board of Directors. All members of such a committee must be non-employee directors and outside directors, as defined in the Stock Option Plans. Subject to the limitations set forth in the Stock Option Plans, the administrator has the authority to grant options and to determine the purchase price of the shares of the Company’s common stock covered by each option, the term of each option, the number of shares of the Company’s common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

The Stock Option Plans provide for the issuance of qualified and non-qualified options as those terms are defined by the Internal Revenue Code. The options issued pursuant to the Stock Option Plans cannot have a term greater than ten years and the Company may, at any time, amend or modify the Stock Option Plans without limitation. The options granted under the Stock Option Plans vest over periods established in the stock option agreement.

The 2003 Plan, as amended, provides for the issuance of 3.0 million shares of common stock and approximately 0.76 million shares of Series D Preferred Stock. At September 30, 2008, all Series D Preferred options had been converted into common share options. As of September 30, 2012, there are approximately 1.68 million options available for issuance under the 2003 Plan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

16. Stockholders’ equity (continued)

Stock options and warrants

On February 1, 2005, the Company’s Board of Directors adopted the 2005 Plan. The 2005 Plan provides for the issuance of 3.0 million shares of common stock. As of September 30, 2012, there are approximately 1.58 million options available for issuance under the 2005 Plan.

Effective as of December 31, 2007 and amended and restated on February 10, 2010, the Company’s Board of Directors adopted the 2008 Plan. The 2008 Plan provides for the issuance of 23.0 million shares of common stock. As of September 30, 2012, there are approximately 0.89 million options available for issuance under the 2008 Plan.

On November 15, 2010, the Company’s Board of Directors adopted the 2010 Plan. The 2010 Plan provides the issuance of 10.0 million shares of common stock. As of September 30, 2012, there were approximately 3.62 million options available for issuance under the 2010 Plan.

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

Stock options and warrants issued, terminated/forfeited and outstanding during the years ended September 30, 2012 and 2011, are as follows:

	Shares	Average Exercise price per share
Options:
Outstanding, October 1, 2010	24,255,580	$0.81
Granted	940,000	0.77
Terminated or forfeited	(38,582)	2.15
Exercised	—

Outstanding September 30, 2011	25,156,998	$0.81
Granted	5,536,213	0.29
Terminated or forfeited	(225,190)	0.88
Exercised	—

Outstanding September 30, 2012	30,468,021	$0.71

Warrants:
Outstanding, October 1, 2010	20,280,800	$2.51
Granted	17,871,382	1.16
Terminated or forfeited	(21,246,420)	2.38
Exercised	—	—

Outstanding September 30, 2011	16,905,762	$1.27
Granted	4,122,227	0.30
Terminated or forfeited	(461,600)	3.66
Exercised	—	—

Outstanding September 30, 2012	20,566,389	$1.02

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

16. Stockholders’ equity (continued):

Stock options and warrants (continued)

The weighted average grant date fair values of stock options and warrants granted during the years ended September 30, 2012 and 2011 were as follows:

	Weighted Average Grant Date Fair Value
	Options	Warrants
2012	$0.26	$0.29
2011	$0.69	$0.39

The following table summarizes information for options outstanding and exercisable at September 30, 2012:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-0.25	7,326,213	5.77 years		$0.17	6,749,208	$0.17
$0.26-0.50	18,885,000	7.61 years		0.44	18,608,333	0.44
$0.51-0.75	100,000	5.34 years		0.60	—	0.00
$0.76-1.00	867,500	8.05 years		0.80	77,500	0.82
$1.01-8.00	3,289,308	4.06 years		3.45	3,289,308	3.45

	30,468,021		$27,362		28,724,349		$21,592

The following table summarizes information for options outstanding and exercisable at September 30, 2011:

Outstanding					Exercisable
Range of Exercise Prices	Number	Weighted average remaining life	Intrinsic Value	Weighted average exercise price	Number	Weighted average exercise price	Intrinsic Value
$0.00-0.25	4,610,667	7.29 years		$0.18	4,610,667	$0.18
$0.26-0.50	16,240,000	8.38 years		0.44	15,270,000	0.44
$0.51-0.75	100,000	6.35 years		0.60	0	0.00
$0.76-1.00	867,500	9.05 years		0.80	72,500	0.81
$1.01-8.00	3,338,831	5.07 years		3.45	3,338,831	3.45

	25,156,998		$1,598,286		23,291,998		$1,578,756

A summary of the status of the Company’s nonvested stock options as of September 30, 2012, and changes during the year then ended, is summarized as follows:

Nonvested Shares	Shares	Intrinsic Value
Nonvested at October 1, 2011	1,865,000
Granted	5,536,213
Vested	(5,502,541)
Forfeited	(155,000)

Nonvested at September 30, 2012	1,743,672	$5,770

As of September 30, 2012, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a period of approximately two years.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

17. Employee benefit plan:

The Accentia 401(k) and Profit Sharing Plan (the “Employee Benefit Plan”) was established effective July 1, 2004 as a defined contribution plan. The Employee Benefit Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Employee Benefit Plan includes eligible employees of the Company and its affiliates. Employees of the Company who have completed one month of service are eligible to participate in the plan. Participants are permitted to make annual pre-tax salary reduction contributions of up to 50% of their compensation subject to certain limitations. Employer and participant contributions are invested at the direction of the participant in various money market funds or pooled/mutual funds. Employer matching and profit sharing contributions are based upon discretionary amounts and percentages authorized by the Company’s Board of Directors. For the years ended September 30, 2012 and 2011, the Company made no employer contributions pursuant to the Employee Benefit Plan

18. Commitments and contingencies:

Legal proceedings

Bankruptcy proceedings

On November 10, 2008, the Company and its wholly-owned subsidiaries filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division (the “Bankruptcy Court”). On August 16, 2010, the Company filed its First Amended Joint Plan of Reorganization and on October 25, 2010, the Company filed the First Modification to the First Amended Joint Plan of Reorganization (collectively and as amended and supplemented, the “Plan”). On November 2, 2010, the Bankruptcy Court entered an Order Confirming Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 protection, and the Plan became effective, on November 17, 2010. Notwithstanding the effectiveness of the Plan, the Bankruptcy Court retains jurisdiction to adjudicate any remaining issues regarding, inter alia, the validity, amount, and method of payment of claims filed in connection with the Company’s Chapter 11 proceeding. Accordingly, the Company anticipates that there may be ongoing proceedings before the Bankruptcy Court to resolve any filed objections or disputes as to claims filed in the Chapter 11 proceeding.

Biovest litigation

On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the remaining outstanding Exchange Notes commenced a breach of contract action to secure monetary judgment(s) in the approximate aggregate amounts of $1.2 million against Biovest for the outstanding principal and interest owed to them.

Other proceedings

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under the Company’s convertible debentures issued in November 2010 (the “Matured Obligations”). Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of this event of default, interest has begun accruing on the Matured Obligations at a default rate of 18% and the holders of the Matured Obligations have the right to an additional default payment of 30% on the outstanding balance due. The holders of the Matured Obligations could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the Matured Obligations have not taken any action to secure monetary judgment(s) against the Company for the outstanding principal owed to them.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of Biovest’s Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Biovest Matured Obligations”). Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred under the Biovest Matured Obligations. With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes. Pursuant to cross-default provisions contained in certain of Biovest’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. Biovest has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

18. Commitments and contingencies (continued):

Legal proceedings (continued)

Other proceedings (continued)

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Biovest Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Biovest Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

Except for the foregoing, the Company is not party to any material legal proceedings, and management is not aware of any other threatened legal proceedings that could cause a material adverse impact on the Company’s business, assets, or results of operations. Further, from time to time the Company is subject to various legal proceedings in the normal course of business, some of which are covered by insurance.

Facility leases:

The Company leases approximately 7,400 square feet of office space in Tampa, Florida, which are the Company’s corporate, executive and administrative offices. The Company also shares this office space with its subsidiaries, including Biovest. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.

Biovest leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which Biovest uses for offices, laboratory, manufacturing, and warehousing space to support its development, potential commericialization, and production of BiovaxID™, production of its instruments and disposables, and contract cell culture products and services. The lease expires on December 31, 2020. Biovest has the right to extend the term of the lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term or market rates in effect at the end of the ten year initial lease term. The lease contains provisions regarding a strategic collaboration whereby, the landlord agreed to construct certain capital improvements to the leased premises to allow Biovest to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID and for potential future expansion to the facility to permit additional BiovaxID production capacity when required. The $1.5 million in improvements were completed in September 2011. These improvements were financed by Biovest through a combination of cash on hand (approximately $0.175 million), promissory notes from the City of Coon Rapids, Minnesota and the State of Minnesota in the aggregate amount of $0.353 million (as described herein), and an increase to the base rent charged, in order to recoup the costs of construction incurred by the landlord (approximately $1.0 million) over the initial term of the lease.

The Company plans to continue to evaluate its requirements for facilities during fiscal 2013. The Company anticipates that as the development of its product candidates advance and as the Company prepares for the future commercialization of its product candidates, the Company’s facilities requirements will continue to change on an ongoing basis.

Employment agreements

During the year ended September 30, 2012, the Company had no employment agreements with its officers and executives.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

18. Commitments and contingencies (continued):

Sublicense agreement with related party

In February 2007, the Company entered into a perpetual sublicense agreement (the “Cyrevia Sublicense”) with Revimmune, LLC, which is affiliated with one of the Company’s directors and shareholders. Revimmune, LLC holds the exclusive license (the “JHU License”) for the technology from Johns Hopkins University (“JHU”). The JHU License and the Cyrevia Sublicense grant the Company exclusive worldwide rights to develop, market, and commercialize the Company’s Cyrevia™ system of care (High-Dose Pulsed Cytoxan®) to treat autoimmune diseases.

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

•

upon the Company’s first U.S. approved sublicensed treatment for each autoimmune disease, the Company is required to issue to Revimmune, LLC immediately exercisable common stock purchase warrants to purchase 0.8 million shares of the Company’s common stock for an exercise price of $8 per share and any subsequent common stock purchase warrant to be issued will have an exercise price equal to the average of the volume weighted average closing prices of the Company’s common stock during the ten trading days immediately prior to the grant of such warrant;

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

Baxter Corporation Agreement

In November 2010, , the Company entered into an agreement (the “Baxter Agreement”) with Baxter Healthcare Corporation (“Baxter”) to facilitate the Company’s development and potential commercialization of Cyrevia™. The Baxter Agreement makes Baxterthe Company’s exclusive source of cyclophosphamide under an agreed-upon price structure. The Company believes that Baxter is the only cGMP manufacturer approved in the U.S. by the FDA of injectable/infusion cyclophosphamide (under the brand name, Cytoxan®) used in the U.S. as referenced in the FDA Orange Book. Cytoxan is the active drug used in Cyrevia therapy, the Company’s proprietary system-of-care being developed for the treatment of a broad range of autoimmune diseases. The Baxter Agreement grants the Company the exclusive right to use Baxter’s regulatory file and drug history (“Drug Master File”) for Cytoxan, which the Company’s believes will advance the Company’s planned clinical trials and anticipated communications with the FDA.

The Baxter Agreement requires the Company to make quarterly payments to Baxter, in connection with net sales of approved products for the designated autoimmune indications, including without limitation any sales by subdistributors. Such quarterly payments will be calculated as 2.5% of sales of products sold by the Company incorporating Cytoxan. The Baxter Agreement also secures for the Company the exclusive right to purchase Baxter’s Cytoxan for the treatment of various autoimmune diseases, including autoimmune hemolytic anemia, multiple sclerosis, systemic sclerosis and the prevention of graft-versus-host disease following bone marrow transplanting connection with the designated autoimmune disease indications.

The initial term of the Baxter Agreement will continue until the earlier of (a) the date that is five years following the first arms’ length commercial sale by the Company to a third party of products incorporating cyclophosphamide for an indication within the exclusive clinical field defined in the Baxter Agreement or (b) November 29, 2020. Upon the expiration of the initial term, the Baxter Agreement will be automatically renewed for successive two year periods unless either party terminates the Baxter Agreement upon at least twelve months written notice prior to the relevant termination date. The Baxter Agreement is subject to early termination by Baxter for various reasons, including a material breach of the Baxter Agreement by the Company, a change in control of the Company, the failure of the Company to file an IND within 24 months of the date of the Baxter Agreement for a product within the scope of the Company’s exclusivity under the Baxter Agreement, or the Company does not make its first commercial sale of such a product within six years of the date the first clinical trial patient is dosed with Cytoxan.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

18. Commitments and contingencies (continued):

Cooperative Research and Development Agreement

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

Stanford University

In September 2004, Biovest entered into an agreement and amended such amendment on September 6, 2012, (collectively, the “Stanford Agreement”) with Stanford University (“Stanford”). The Stanford Agreement provides Biovest with worldwide rights to use two proprietary hybridoma cell lines, which are used in the production of the BiovaxID™ through 2025. Under the Stanford Agreement, Biovest is obligated to pay an annual maintenance fee of $0.01 million. The Stanford Agreement also provides that Biovest pay Stanford $0.1 million within one year following FDA approval of BiovaxID. Following FDA approval until September 17, 2019, Stanford will receive a royalty of the greater of $50 per patient or 0.05%, after September 18, 2019, Stanford will receive a royalty of the greater of $85 per patient or 0.10% of the amount received by Biovest for each BiovaxID patient treated using this cell line. This running royalty will be creditable against the yearly maintenance fee. The Stanford Agreement obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate the Stanford Agreement at any time upon 30 days prior written notice, and Stanford can terminate the Stanford Agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

Food and Drug Administration

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

Product liability

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

19. Variable interest entities:

Revimmune, LLC

Although, the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the Cyrevia Sublicense (previously described) between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC have been consolidated with the Company as of February 27, 2007 and through September 30, 2012. As of September 30, 2012, Revimmune, LLC’s assets and equity were approximately $28,000. The Company had no non-controlling interest in earnings from Revimmune, LLC for the year ended September 30, 2012.

20. Subsequent events:

Pabeti

On December 20, 2012, the Company issued an additional secured promissory note to Pabeti, the principal amount of up to $0.125 million (the “Pabeti Note II”). The Pabeti Note II can only be used to sustain Accentia’s business operations. The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 2013. To secure payment of the Pabeti Note II, the Company entered into a security agreement (the “Pabeti Security Agreement II”) with Pabeti. Under the Pabeti Security Agreement II, all obligations under the Pabeti Note II are secured by a security interest in all of the Company’s assets and 6,666,666 shares of Biovest common stock owned by the Company.

Corps Real, LLC—Accentia and Biovest

Effective December 3, 2012, Biovest issued an additional secured promissory note to Corps Real, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”). The advances under the Biovest Corps Real LOC can only be used to sustain Biovest’s business operations. The Biovest Corps Real LOC accrues interest at the rate of 16% per annum and matures on the first anniversary of the closing of the Biovest Corps Real LOC. The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets. Pursuant to the security agreement and the amended and restated subordination agreement issued by Biovest under the Biovest Corps Real LOC, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Biovest Corps Real LOC.

On October 9, 2012, and under the terms of the Biovest Corps Real Note, Corps Real elected to loan to Biovest an additional $0.7 million. As a result of the additional loan, the current outstanding principal balance under the Biovest Corps Real Note increased from approximately, $2.3 million to $3 million. Because the Company is materially benefiting from Corps Real’s additional loan to Biovest under the Biovest Corps Real Note (described below), as an inducement for and in consideration of such additional loan, on October 9, 2012, the Company agreed to amend the expiration date of the Corps Real Warrant from June 13, 2016 to June 13, 2020, amend the Corps Real Security Agreement to include all the Company’s collateral securing its obligations to Pabeti under the Pabeti Security Agreement (described above), amend the Pabeti Security Agreement to include all the Company’s collateral securing its obligations to Corps Real under the Biovest Corps Real Agreement (described above), and issue to Corps Real a new common stock purchase warrant to purchase 5,500,000 shares of the Company’s common stock for an exercise price of $0.14 per share (the “Corps Real Warrant II”). The Corps Real Warrant II is immediately exercisable and expires on October 9, 2020 and if, the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the Corps Real Warrant II for cash, Corps Real may elect to utilize the cashless exercise provisions of the Corps Real Warrant II.

Accentia Matured Obligations

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under our convertible debentures issued in November 2010 (the “Matured Obligations”). Because we were unable to pay the amount due on November 17, 2012, an event of default occurred under the Matured Obligations. As a result of this event of default, interest has begun accruing on the Matured Obligations at a default rate of 18% and the holders of the Matured Obligations have the right to an additional default payment of 30% on the outstanding balance due. The holders of the Matured Obligations could also cause all amounts outstanding, to be immediately due and payable. At present, the holders of the Matured Obligations have not taken any action to secure monetary judgment(s) against us for the outstanding principal owed to them.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

20. Subsequent events (continued):

Biovest Matured Obligations

On November 17, 2012, an aggregate of approximately $27.7 million in principal became due under (1) a secured convertible promissory note issued to Corps Real, LLC (“Corps Real”) with an aggregate principal balance of $3.0 million (the “Biovest Corps Real Note”), (2) secured convertible promissory notes issued to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and Erato Corp. (collectively, “Laurus/Valens”) with an aggregate principal balance of $23.5 million (the “Term A Notes”), and (3) unsecured convertible promissory notes (the “Exchange Notes”) issued to the holders of the Exit Financing with an aggregate principal balance of $1.2 million (collectively, the “Biovest Matured Obligations”). Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred under the Biovest Matured Obligations. As a result of Biovest’s default under the outstanding Exchange Notes issued in the Exit Financing, interest has begun accruing on those Exchange Notes at rate of 15% per annum. On December 19, 2012, a majority of the holders (Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”)) of the outstanding Exchange Notes issued in the Exit Financing commenced a breach of contract action to secure monetary judgment(s) against Biovest for the outstanding principal and interest owed to them (the “Whitebox Litigation”). With the exception of the Whitebox Litigation, Biovest has not been notified of an event of default by the other holders of the outstanding Exchanges Notes.

Pursuant to cross-default provisions contained in certain of Biovest’s other outstanding notes in the aggregate of approximately $0.3 million and $4.2 million, may be declared to be in default as well, and were issued to (a) the Economic Development Authority for the City of Coon Rapids (“EDA”) and the Minnesota Investment Fund (“MIF”) and (b) Laurus/Valens, respectively. Biovest has not been notified of an event of default by the EDA and/or MIF and the standstill agreement (discussed below) precludes Laurus/Valens from declaring a cross-default under its Term B Notes.

Effective November 17, 2012, Biovest entered into a standstill agreement with Corps Real and Laurus/Valens, pursuant to which (i) the maturity dates of the Biovest Corps Real Note and the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance (until January 31, 2013) from their exercise of the rights and/or remedies available to them under the Biovest Corps Real Note, Term A Notes and Term B Notes. The standstill agreement allows Biovest the time and opportunity to negotiate with Corps Real and Laurus/Valens a potential restructuring of the Biovest Corps Real Note, Term A Notes, and Term B Notes. If Biovest defaults under the Biovest Corps Real Note following the expiration of the period covered by the standstill agreement, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. If Biovest defaults under the Term A Notes following the expiration of the period covered by the standstill agreement, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. The outcome of the negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.