Form 10-Q
period 2012-12-31
ACCENTIA BIOPHARMACEUTICALS INC
filed 2013-02-14
CIK 1310094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Bankruptcy Plan confirmed by the Bankruptcy Court:    Yes  ☒    No  ☐

As of January 31, 2013, there were 89,755,901 shares of the registrant’s common stock outstanding.

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

INDEX
ACCENTIA BIOPHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$453,595	$129,168
Accounts receivable:
Trade, net of allowance for doubtful accounts of $8,000 at December 31, 2012 and September 30, 2012	200,113	220,671
Inventories	401,836	399,963
Unbilled receivables	29,522	28,421
Due from related parties	28,327	34,459
Deferred finance costs	—	8,603
Prepaid expenses and other current assets	179,316	183,099
Total current assets	1,292,709	1,004,384

Intangible assets	2,204	4,406
Furniture, equipment and leasehold improvements, net	927,987	965,163
Other assets	589,488	610,123
	$2,812,388	$2,584,076

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31, 2012 (Unaudited)	September 30, 2012
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of convertible long-term debt	$27,072,405	$16,857,594
Current maturities of convertible promissory notes, related party	2,991,560	1,895,373
Current maturities of other long-term debt	32,963,563	28,567,092
Notes payable, related party	1,010,000	—
Accounts payable	1,317,909	1,176,228
Accrued expenses	1,364,641	1,101,922
Accrued interest	7,923,505	4,712,001
Accrued income taxes	609,937	609,937
Customer deposits	3,660	—
Deferred revenue	14,625	—
Derivative liabilities	261,641	1,044,317
Total current liabilities	75,533,446	55,964,464
Long-term convertible debt, net of current maturities
Convertible notes, net of current maturities	—	6,794,034
Convertible promissory notes, related party	3,439,673	3,373,155
Other long-term debt, net of current maturities	8,867,313	13,267,513
Long-term accrued interest	1,298,196	2,823,449
Other liabilities	72,753	98,069
Total liabilities	89,211,381	82,320,684
Commitments and contingencies (Note 13)	—	—
Stockholders’ deficit:
Common stock, $0.001 par value; 300,000,000 shares authorized; 91,304,037 shares issued and 89,755,901 shares outstanding at December 31, 2012; and 90,209,207 shares issued and 88,661,071 shares outstanding at September 30, 2012	91,304	90,209
Treasury stock, 1,548,136 shares, December 31, 2012 and September 30, 2012	(1,496,417)	(1,496,417)
Additional paid-in capital	278,543,562	276,470,206
Accumulated deficit	(345,570,940)	(338,192,742)
Total stockholders’ deficit attributable to Accentia.	(68,432,491)	(63,128,744)
Non-controlling interests	(17,966,502)	(16,607,864)
Total stockholders’ deficit	(86,398,993)	(79,736,608)
Total liabilities and stockholders’ deficit	$2,812,388	$2,584,076

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net sales:
Products	$409,855	$846,322
Services	139,154	217,120
Grant revenue	—	169,292
Total net sales	549,009	1,232,734

Cost of sales:
Products	372,485	431,300
Services	207,600	208,279
Total cost of sales (exclusive of amortization of acquired product rights)	580,085	639,579

Gross (deficit) margin	(31,076)	593,155

Operating expenses:
Research and development	899,578	961,665
Sales and marketing	26,210	27,054
General and administrative	965,882	1,002,768
Total operating expenses	1,891,670	1,991,487

Operating loss	(1,922,746)	(1,398,332)
Other (expense) income:
Interest expense	(7,565,431)	(1,951,739)
Derivative gain	782,676	417,975
Other expense	(1,099)	(2,063)

Loss before reorganization items, discontinued operations and income taxes	(8,706,600)	(2,934,159)

Reorganization items:
Gain on reorganization	—	221,581
Professional fees	(26,926)	(36,900)
	(26,926)	184,681

Loss before discontinued operations and income taxes t	(8,733,526)	(2,749,478)

Discontinued operations:
Income from discontinued operations including gain from sale of assets	—	3,849,780
Income taxes expenses	—	(439,801)
	—	3,409,979

(Loss) income before income taxes	(8,733,526)	660,501
Income taxes	—	—
Net (loss) income	(8,733,526)	660,501
Loss from non-controlling interest from variable interest entities and subsidiary	1,355,328	575,651
Net (loss) income attributable to common shareholders	$(7,378,198)	$1,236,152

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

	Three Months Ended December 31,
	2012	2011

Weighted average shares outstanding, basic:	89,234,683	74,157,477

Per share amounts, basic:
Loss from continuing operations	$(0.10)	$(0.04)
Income from discontinued operations	—	0.05
(Loss) income attributable to common stockholders per common share	$(0.08)	$0.02

Weighted average shares outstanding, diluted:

Per share amounts, diluted:
Loss from continuing operations	$(0.10)	$(0.04)
Income from discontinued operations	—	0.04
(Loss) income attributable to common stockholders per common share	$(0.08)	$0.01

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED DECEMBER 31, 2012
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Balances, October 1, 2012	90,209,207	$90,209	$276,470,206	$(1,496,417)	$(338,192,742)	$(16,607,864)	$(79,736,608)
Share-based compensation	—	—	88,800	—	—	—	88,800
Accentia warrants issued with financing transaction	—	—	880,974	—	—	—	880,974
Accentia shares issued upon the conversion of promissory notes	1,084,830	1,085	1,083,747	—	—	—	1,084,832
Accentia shares issued for services	10,000	10	1,238	—	—	—	1,248
Biovest shares issued for interest	—	—	15,287	—	—	—	15,287
Adjustment to non- controlling interest for change in ownership of majority-owned subsidiary	—	—	3,310	—	—	(3,310)	—
Net loss for the period	—	—	—	—	(7,378,198)	(1,355,328)	(8,733,526)
Balances, December 31, 2012	91,304,037	$91,304	$278,543,562	$(1,496,417)	$(345,570,940)	$(17,966,502)	$(86,398,993)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ending December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(8,733,526)	$660,501
Adjustments to reconcile net (loss) income to net cash flows from operating activities before reorganization items:
Depreciation	41,782	33,050
Amortization	2,201	95,948
Share-based compensation	88,800	127,884
Accretion of capitalized finance costs	8,603	29,544
Accretion of debt discounts	750,558	681,547
Derivative gain	(782,676)	(417,975)
Gain on the sale of assets, discontinued operations	—	(3,998,105)
Increase in principal due to default, expensed as interest	4,217,755	—
Issuance of common stock shares for interest expense	15,287	89,427
Issuance of common stock warrants for finance costs	880,974	—
Issuance of common stock shares for services	1,248	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	20,558	93,629
Inventories	(1,873)	(66,903)
Unbilled receivables	(1,101)	(301,859)
Prepaid expenses and other current assets	3,783	(129,689)
Other assets	20,635	13,172
Assets from discontinued operations	—	436,956
Accounts payable	141,682	270,310
Accrued expenses	1,948,971	1,123,845
Unearned revenues	14,625	384,828
Customer deposits	3,660	30,655
Other liabilities	(25,516)	68,353
Liabilities from discontinued operations	—	(350,879)
Net cash flows from operating activities before reorganization items	(1,383,570)	(1,125,761)

Reorganization items:
Gain on reorganization plan	—	(221,581)
	—	(221,581)

Net cash flows from operating activities	(1,383,570)	(1,347,342)

Cash flows from investing activities:
Acquisition of furniture, equipment and leasehold improvements	(4,606)	(97,504)
Proceeds from the sale of assets	—	4,000,000
Net cash flows from investing activities	$(4,606)	$3,902,496

(Continued)

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	For the Three Months Ending December 31,
	2012	2011
Cash flows from financing activities:
Proceeds from notes payable, related party	$1,710,000	$1,000,000
Payments on notes payable and long-term debt	(3,529)	(3,666,490)
Payments made from related party, net	6,132	(12,172)
Net cash flows from financing activities	1,712,603	(2,678,662)
Net change in cash and cash equivalents	324,427	(123,508)
Cash and cash equivalents at beginning of period	129,168	420,540
Cash and cash equivalents at end of period	$453,595	$297,032

Supplemental cash flow information:
Cash paid for Interest	$2,083	$60,095

Supplemental disclosure of non-cash financing activity:
Reclassification of beneficial conversion feature	—	294,117
Accentia shares issued upon the conversion of promissory notes	1,084,832	848,987
Accentia owned Biovest shares tendered in payment of Accentia debt	—	324,941
Biovest shares issued pursuant to reorganization plan	—	26,813
Biovest shares issued upon the conversion of Biovest debt	$—	$271,606

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

1. Description of the company:

Overview

Accentia Biopharmaceuticals, Inc. (the “Company” or “Accentia”) is a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products including personalized immunotherapies designed to treat autoimmune related diseases and cancer.  The Company incorporated in the State of Florida in 2002.

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

BiovaxID™ is being developed by the Company’s majority-owned subsidiary, Biovest International, Inc. (“Biovest”), as an active immunotherapy, personalized therapeutic cancer vaccine for the treatment of non-Hodgkin’s lymphoma (“NHL”), a B-cell cancer; specifically, follicular lymphoma (“FL”) and mantle cell lymphoma (“MCL”), and potentially other B-cell cancers. Both FL and MCL are generally considered to be incurable with currently approved therapies. These generally fatal diseases arise from the lymphoid tissue and are characterized by an uncontrolled proliferation and spread throughout the body of mature B-cells, which are a type of white blood cell. Three clinical trials conducted under Biovest’s investigational new drug application (“IND”) have studied BiovaxID in NHL. These studies include a Phase 2 clinical trial and a Phase 3 clinical trial in patients with FL, as well as a Phase 2 clinical trial in patients with MCL. BiovaxID has demonstrated statistically significant Phase 3 clinical benefit by prolonging disease-free survival in FL patients treated with BiovaxID.  Biovest believes that these clinical trials demonstrate the safety and efficacy of BiovaxID.

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

To support Biovest’s planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, Biovest developed and commercialized a fully automated, reusable instrument that employs a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID.  Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. Biovest plans to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID.  Biovest believes that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically.  AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. Biovest is collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and Biovest’s related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

1. Description of the Company (continued):

Overview (continued)

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

Corporate Overview

In April 2002, the Company commenced business with the acquisition of Analytica International, Inc. (“Analytica”).  Analytica conducted a global research and strategy consulting business that provided services to the pharmaceutical and biotechnology industries. The Company acquired Analytica in a merger transaction for $3.7 million cash, $1.2 million of convertible promissory notes, and the issuance of 8.1 million shares of our Series B preferred stock. Analytica was founded in 1997 and has offices in New York and Germany. On December 15, 2011, the Company closed on the definitive purchase agreement on the sale of substantially all of the assets and business of Analytica to a third-party, for a combination of fixed and contingent payments aggregating up to $10 million. The purchase agreement included the name “Analytica International, Inc.” Accordingly, the Company changed the name of its Analytica subsidiary, from Analytica International, Inc. to Accentia Biotech, Inc. (“Accentia Biotech”).

In June 2003, the Company acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest’s business consists of three primary business segments: the development of BiovaxID™ for B-cell blood cancers; the manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and services.  As of December 31, 2012, the Company owned approximately 59% of Biovest’s issued and outstanding capital stock with the minority interest being held by approximately 400 shareholders of record. Following the Company’s investment, Biovest continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Biovest files periodic and other reports with the Securities and Exchange Commission (“SEC”).

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

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under the Company’s Debentures (Class 9) (collectively, the “Matured Obligations”) (see Note 6).  Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred.  As a result of this event of default, the Company has accrued: interest on the Matured Obligations at a default rate of 18% and the additional default payment of 30% on the outstanding balance due.  This default payment of approximately $4.2 million is accrued as of December 31, 2012 and classified as interest expense in the accompanying condensed consolidated statement of operations in the three months ended December 31, 2012.  The Company has not been notified of an event of default by any of the holders of the Matured Obligations.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal became due under the Biovest Corps Real Note, Biovest Laurus/Valens Term A Notes, and the Exchange Notes issued in Biovest’s Exit Financing (collectively, the “Biovest Matured Obligations”) (see Notes 7 and 9).  Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes issued in Biovest’s Exit Financing commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against Biovest for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, Biovest filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  Biovest has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, Biovest has accrued interest on the Exchange Notes at a default rate of 15% per annum.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

1. Description of the Company (continued):

Corporate Overview (continued)

Pursuant to cross-default provisions contained in the Biovest’s Laurus/Valens Term B Notes and Biovest’s Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  Biovest has not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, Biovest, Corps Real and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Biovest Corps Real Note and Biovest’s the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Although the standstill agreement has expired, Biovest, Corps Real and Laurus/Valens are continuing to negotiate the potential restructuring of the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. Biovest has not been notified of an event of default by either Corps Real and/or Laurus/Valens.

The outcome of the continuing negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt instruments, may negatively affect the Company’s ownership interest in Biovest and cause the Company’s potential deconsolidation/loss of control in Biovest.

2. Significant accounting policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been derived from unaudited interim financial information prepared in accordance with the rules and regulations of the SEC for quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance the U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim financial statements of the Company, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of results as of the dates and for the periods covered by the interim financial statements.

Operating results for the three months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Principles of consolidation:

The Company consolidates all entities controlled by ownership of a majority interest and, effective February 27, 2007, has consolidated a variable interest entity of which the Company is the primary beneficiary. The unaudited condensed consolidated financial statements include the Company and its wholly-owned subsidiaries, Accentia Biotech and TEAMM; its majority-owned subsidiary, Biovest (and Biovest’s consolidated entity), and Revimmune, LLC, an entity in which the Company has a controlling financial interest and has been determined to be the primary beneficiary.

All significant intercompany balances and transactions have been eliminated in consolidation.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

2. Significant accounting policies (continued):

Accounting for reorganization proceedings:

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852—Reorganizations, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2008. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on November 10, 2008, emerged from Chapter 11 protection on November 17, 2010, and has segregated those items as outlined above for all reporting periods between such dates.

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

Use of estimates in the preparation of financial statements:

The preparation of condensed consolidated financial statements in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Inventories:

Inventories consist primarily of supplies and parts used in instrumentation assembly and related materials. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (FIFO) method.

Furniture, equipment and leasehold improvements:

Property and equipment are recorded at cost. Depreciation for property and equipment is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of their economic lives or the lease term.

Intangible assets:

Costs incurred in relation to patent applications are capitalized as deferred patent costs. If and when a patent is issued, the related patent application costs are transferred to the patent account and amortized over the estimated useful life of the patent. If it is determined that a patent will not be issued, the related patent application costs are charged to expense at the time such determination is made. Patent and trademark costs are recorded at historical cost. Patent and trademark costs are being amortized using the straight-line method over their estimated useful lives of six years for patents and twenty years for trademarks.

Deferred financing costs:

Deferred financing costs include fees paid in cash in conjunction with obtaining notes payable and long-term debt and are amortized over the term of the related financial instrument. These costs are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

2. Significant accounting policies (continued):

Carrying value of long-lived assets:

The carrying values of the Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. This assessment may be based upon management’s experience in the industry, historical and projected sales, current backlog, and expectations of undiscounted future cash flows. The Company reviews the valuation and amortization of those long-lived assets to determine possible impairment by comparing the carrying value to projected undiscounted future cash flows of the related assets. During the three months ended December 31, 2012, the Company noted no events that would give it reason to believe that impairment on the Company’s long-lived assets is necessary.

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

The Company estimates fair values of all derivative instruments, such as free-standing warrants, and embedded conversion features utilizing Level 2 inputs (Note 8). The Company uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s income will reflect the volatility in these estimate and assumption changes.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

2. Significant accounting policies (continued):

Grant revenue:

Grant revenue is the result of the Company and Biovest being awarded the Qualifying Therapeutic Discovery Program Grant from the U.S. federal government during calendar years ended 2011 and 2010. Grant revenue is recognized up to 50% of the reimbursable expenses incurred during fiscal years ended 2011 and 2010 for Biovest and fiscal years ended 2012 and 2011 for the Company.

Stock-based compensation:

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Revenue recognition:

Biovest’s instruments and disposables sales are recognized in the period in which the applicable products are delivered. Biovest does not provide its customers with a right of return; however, deposits made by customers must be returned to customers in the event of non-performance by Biovest and, as such, are not recognized as revenue until product delivery. Biovest’s revenues from contract cell production services are recognized using the percentage-of-completion method, measured by the percentage of contract costs incurred to date to the estimated total contract costs for each contract. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, insurance, supplies and tools. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenues, costs and profits and are recognized in the period such revisions are determined. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term. The asset “unbilled receivables” represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on uncompleted contracts. The liability “deferred revenue” represents billings in excess of revenue recognized.

Research and development expenses:

The Company expenses research and development expenditures as incurred. Such costs include payroll and related costs, facility costs, equipment rental and maintenance, professional fees, outsourced consulting services, travel expenses associated with the Company’s regulatory strategy, the cost of laboratory supplies, and certain other indirect cost allocations that are directly related to research and development activities to (a) assist the Company in Biovest’s analyses of the data obtained from Biovest’s clinical trials and (b) update Biovest’s manufacturing facility to facilitate Biovest’s compliance with various regulatory validations and comparability requirements related to Biovest’s manufacturing process and facility, as Biovest continues its advancement toward seeking marketing/regulatory approval from the EMA, Health Canada, the FDA and other foreign regulatory agencies.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

2. Significant accounting policies (continued):

Recent accounting pronouncements:

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012 and was adopted during the three months ended December 31, 2012.   It did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance.  The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test.  ASU 2012-02 becomes effective for the Company on October 1, 2012 and was adopted during the three months ended December 31, 2012.  It did not have a material impact on the Company’s condensed consolidated financial statements.

3. Liquidity:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company, as of December 31, 2012, had an accumulated deficit of approximately $345.6 million and working capital deficit of approximately $74.2 million. Cash and cash equivalents, at December 31, 2012, were approximately $0.5 million. The Company’s independent auditors issued a “going concern” uncertainty report on the consolidated financial statements for the year ended September 30, 2012, citing significant losses and working capital deficits at that date, which raised substantial doubt about the Company’s ability to continue as a going concern.

Pabeti Note II:

On December 20, 2012, the Company issued an additional secured promissory note to Pabeti, Inc., the principal amount of up to $0.125 million (the “Pabeti Note II”).  The Pabeti Note II can only be used to sustain the Company’s business operations.  The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 20, 2013.  The Pabeti Note is secured by a security interest in all of the Company’s assets and 6,666,666 shares of Biovest common stock owned by the Company.  The principal balance of the Pabeti Note II, at December 31, 2012, was $0.125 million.

Biovest Corps Real LOC:

Effective December 3, 2012, Biovest issued an additional secured promissory note to Corps Real, LLC, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”).  The advances under the Biovest Corps Real LOC can only be used to sustain Biovest’s business operations.  The Biovest Corps Real LOC accrues interest at the rate of 16% per annum and matures on December 3, 2013.  The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets.  Pursuant to the security agreement and the amended and restated subordination agreement under the Biovest Corps Real LOC, the Laurus/Valens Term A Notes and Term B Notes (described herein) are now subordinate in right of payment and priority to the payment in full of the Biovest Corps Real LOC. The principal balance on the Biovest Corps Real LOC at December 31, 2012 was approximately $0.9 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

3. Liquidity (continued):

Outstanding Accentia Indebtedness as of December 31, 2012*

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Pabeti Note	$1,500	10.0%	06/01/2015	3,000,000	$0.28	06/01/2020
Pabeti Note II	$125	16.0%	12/20/2013	—	—	—
Accentia Corps Real Note	$4,000	5.0%	06/13/2016	5,882,353	$0.47	06/13/2021
				and
				5,500,000	$0.14	10/09/2020
Laurus/Valens Term Notes	$5,006	8.5%	05/17/2013	—	—	—
			and
			11/17/2013
Ryll Note	$561	6.0%	02/17/2013	—	—	—
McKesson Note	$4,343	5.0%	03/17/2014	—	—	—
Debentures (Class 5)	$225	8.5%	05/17/2013	2,508,960	$1.50	11/17/2013
Debentures (Class 6)	$6,794	8.5%	11/17/2013	2,979,496	$1.50	11/17/2013
Debentures (Class 9)	$18,277	18.0%	On demand	3,154,612	$1.50	11/17/2013
Notes (Class 13)	$—	0.0%	Paid in full	1,072,840	$1.50	11/17/2013
March 2014 Distributions	$1,692	5.0%	03/17/2014	—	—	—

Outstanding Biovest Indebtedness as of December 31, 2012*

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Biovest Exit Financing	$1,216	15.0%	On demand	8,733,096	$1.20	11/17/2017
Biovest Corps Real Note	$2,992	16.0%	On demand	—	—	—
Biovest Corps Real LOC	$885	16.0%	12/03/2013	—	—	—
Biovest Laurus/Valens Term A Notes	$23,467	8.0%	On demand	—	—	—
Biovest Laurus/Valens Term B Notes	$4,160	8.0%	11/17/2013	—	—	—
Biovest March 2014 Obligations	$2,833	5.0%	03/17/2014	—	—	—
Accentia Promissory Demand Note	$4,542	3.3%	On demand	—	—	—
Minnesota Promissory Notes	$331	4.1%	05/01/2021	—	—	—

*See additional notes below for additional and subsequent event information on the outstanding debt listed in the tables above.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

3. Liquidity (continued):

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under the Company’s Debentures (Class 9) (collectively, the “Matured Obligations”).  Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred.  As a result of this event of default, the Company has accrued the interest on the Matured Obligations at a default rate of 18% and the additional default payment of 30% on the outstanding balance due.  This default payment of approximately $4.2 million is accrued as of December 31, 2012 and classified as interest expense in the accompanying condensed consolidated statement of operations in the three months ended December 31, 2012.  The Company has not been notified of an event of default by any of the holders of the Matured Obligations.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal, became due under the Biovest Corps Real Note, Biovest Laurus/Valens Term A Notes, and the Exchange Notes issued in Biovest’s Exit Financing (collectively, the “Biovest Matured Obligations”).  Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against Biovest for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, Biovest filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  Biovest has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, Biovest has accrued interest on the Exchange Notes at a default rate of 15% per annum.

Pursuant to cross-default provisions contained in Biovest’s Laurus/Valens Term B Notes and Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  Biovest has not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, Biovest, Corps Real and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Biovest Corps Real Note and Biovest’s the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Although the standstill agreement has expired, Biovest, Corps Real and Laurus/Valens are continuing to negotiate the potential restructuring of the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. Biovest has not been notified of an event of default by either Corps Real and/or Laurus/Valens.

The outcome of the continuing negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt instruments, may negatively affect the Company’s ownership interest in Biovest and cause the Company’s potential deconsolidation/loss of control in Biovest.

Additional expected financing activity

It is the Company’s intention to meet its cash requirements through proceeds from Biovest’s instrument and disposables and cell culture products and service manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, the modification of existing cash commitments, and strategic transactions such as collaborations and licensing. As of December 31, 2012, Biovest has approximately $0.6 million available under the Biovest Corps Real LOC and has drawn down these funds to fund Biovest’s operations during 2013.  The Company’s ability to continue present operations, to continue Biovest’s detailed analyses of BiovaxID™’s clinical trial results, to meet the Company’s debt obligations as they mature (discussed below), and to pursue ongoing development and commercialization of Cyrevia™, BiovaxID™, AutovaxID® and SinuNasal™ including potentially seeking marketing approval, is dependent upon the Company’s ability to obtain significant external funding in the immediate term, which raises substantial doubt about the Company’s ability to continue as a going concern. Additional sources of funding have not been established; however, additional financing is currently being sought by the Company from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

3. Liquidity (continued):

Additional expected financing activity (continued)

and/or foreign licensing of the Company’s product candidates. The Company is currently in the process of exploring these various financing alternatives. There can be no assurance that the Company will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if the Company determines it to otherwise be in the Company’s best interest, the Company may consider additional strategic financing options, including sales of assets, or the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or curtail some or all of its commercialization efforts.

The Company’s liquid assets and cash flow are not sufficient to fully repay the principal owed under its outstanding debt instruments.  Further, the Company cannot assure its shareholders that the Company can extend or restructure the Matured Obligations and/or the Biovest Matured Obligations.  The Company has not established access to additional capital or debt to repay the Matured Obligations and/or the Biovest Matured Obligations.  Further, the Company cannot assure its shareholders that the Company will be able to obtain needed funding to repay or restructure the Matured Obligations and/or the Biovest Matured Obligations.

If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under the Company’s secured or unsecured debt instruments, or amend the covenants contained therein, the lenders and/or holders under such secured or unsecured debt instruments could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings or other actions against the Company’s assets. Under such circumstances, the Company could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of the Company’s debt instruments could also result in an event of default under one or more of the Company’s other debt instruments. The Company may have to seek protection under the U.S. Bankruptcy Code from the Matured Obligations, the Biovest Matured Obligations, and/or its other debt instruments.  This would have a material adverse impact on the Company’s liquidity, financial position and results of operations.

4. Discontinued operations:

Disposition

On December 15, 2011, the Company closed on the definitive agreement selling substantially all of the assets and business of its wholly-owned subsidiary, Analytica.

The operating results for the three months ended December 31, 2011 are reported as discontinued operations in the accompanying condensed consolidated statements of operations:

Three Months Ended December 31, 2011
Net sales	$1,091,902
Cost of sales	959,978
Gross margin	131,924
Operating expenses	280,534
Operating loss	(148,610)
Gain on sale of assets	3,998,105
Other income	285
Income from discontinued operations	3,849,780
Income tax expense	(439,801)
Net income from discontinued operations	$3,409,979

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

5. Inventories:

Inventories consist of the following:

	December 31, 2012 (Unaudited)	September 30, 2012
Finished goods	$43,387	$79,646
Work-in-process	7,862	—
Raw materials	350,587	320,317
	$401,836	$399,963

6. Convertible long-term debt:

Convertible promissory notes consist of the following:

in thousands	December 31, 2012 (Unaudited)	September 30, 2012
Ryll Note	$561	$561
Debentures (Class 5)	225	225
Debentures (Class 6)	6,794	6,794
Debentures (Class 9)	18,277	14,169
Notes (Class 13)	—	975
Biovest Exit Financing	1,216	928
	27,073	23,652
Less current maturities	(27,073)	(16,858)
	$—	$6,794

Ryll Note

On November 17, 2010, the Company issued a promissory note in the principal amount of $4,483,284 (the “Ryll Note”) to Dennis Ryll. The Company is not obligated to pay the Ryll Note at maturity in cash, and has elected to pay through quarterly payments into shares of the Company’s common stock or, subject to certain conditions, by exchanging the quarterly conversion amounts into shares of Biovest common stock owned by the Company. On June 6, 2012, the Ryll Note was amended to extend the maturity date from September 17, 2012 to February 17, 2013 and the optional and automatic conversion provisions of the Ryll Note are being suspended until February 17, 2013.

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

•
the Ryll Note was secured by a lien on 15.0 million shares of Biovest common stock owned by the Company (the “Ryll Pledged Shares”), subject to the incremental release of a designated portion of such security upon each quarterly payment under the Ryll Note. As of December 31, 2012, approximately 1.8 million shares remain of the Ryll Pledged Shares;

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

6. Convertible long-term debt (continued):

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

As of December 31, 2012, approximately $3.9 million in Ryll Note principal and approximately $0.2 million in accrued interest have been converted into a combination of the Company’s common stock and Ryll Pledged Shares at conversion prices from $0.29 to $1.36 per share, resulting in the delivery 7,919,710 shares of the Company’s common stock and 869,686 shares of Biovest common stock owned by the Company. The principal balance of the Ryll Note, at December 31, 2012, was approximately $0.6 million.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

6. Convertible long-term debt (continued):

Debenture and Warrants (Class 5) (continued)

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

As of December 31, 2012, approximately $2.9 million in principal had been converted at a conversion price of $0.75 per share and $0.2 million in accrued interest had been converted at conversion prices from $0.34 to $0.65, into the Class 5 Pledged Shares, resulting in the delivery of approximately 4.4 million shares of the Class 5 Pledged Shares to certain holders. The aggregate principal balance of the debentures, at December 31, 2012, was approximately $0.2 million.

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

As of December 31, 2012, approximately $2.9 million in principal had been converted into the Company’s common stock at a conversion price equal to $1.10 per share, resulting in the issuance of approximately 2.7 million shares of the Company’s common stock. The aggregate principal balance of the debentures, at December 31, 2012, was approximately $6.8 million.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

6. Convertible long-term debt (continued):

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

On November 17, 2012, the Company was unable to pay the amounts due under the debentures, in the aggregate of approximately $14.1 million in principal, an event of default occurred.  As a result of this event of default, the Company has accrued: interest on the Matured Obligations at a default rate of 18% and the additional default payment of 30% on the outstanding balance due.  This default payment of approximately $4.2 million is accrued as of December 31, 2012 and classified as interest expense in the accompanying condensed consolidated statement of operations in the three months ended December 31, 2012.  As of the date of this filing, the Company has not been notified of an event of default by any of the holders of the debentures. At December 31, 2012, approximately $5.1 million in principal had been converted into the Company’s common stock at an average conversion price of $1.10 per share, resulting in the issuance of approximately 4.6 million shares of the Company’s common stock. The aggregate principal balance of the debentures, at December 31, 2012, was approximately $18.3 million.

Notes and Warrants (Class 13)

On November 17, 2010, the Company issued non-interest bearing promissory notes in the original aggregate principal amount of $4,903,644. The Company has no obligation to pay the notes in cash at maturity, and instead was permitted to pay the notes with shares of the Company’s common stock. Also, on November 17, 2010, the Company issued warrants to purchase up an aggregate of 1,072,840 shares of the Company’s common stock. The warrants (a) have an exercise price of $1.50 per share with a expiration date of November 17, 2013, (b) can only be exercised for cash (no cashless exercise), and (c) are subject to certain call provisions set forth in the warrants and the Plan.  As of November 19, 2012, the remaining balance of the notes was automatically converted into shares of the Company’s common stock at a conversion rate of $1.00 per share.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

6. Convertible long-term debt (continued):

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

On November 17, 2010, the Initial Notes were exchanged for new unsecured convertible notes (the “Exchange Notes”) in the original aggregate principal amount of $7.04 million, with interest accrued monthly, payable on the outstanding principal amount of the Exchange Notes at a fixed rate of 7% per annum.  Biovest has paid the Exchange Notes’ monthly interest in shares of Biovest common stock. The holders of the Exchange Notes have the option to convert all or a portion of the outstanding balance of the Exchange Notes into shares of Biovest common stock at a conversion rate of $0.91 per share.  As of December 31, 2012, a total of $5.8 million in principal on the Exchange Notes had been converted to Biovest common stock, resulting in the issuance to the Exchange Note holders of 6.9 million shares of Biovest common stock.  The aggregate principal balance of the Exchange Notes, at December 31, 2012, was approximately $1.2 million.

Because Biovest was unable to pay the amounts due under the outstanding Exchange Notes on November 17, 2012, an event of default occurred.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against Biovest for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, Biovest filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  Biovest has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, Biovest has accrued interest on the Exchange Notes at a default rate of 15% per annum.

The Exchange Notes and Series A Exchange Warrants contain conversion and adjustment features properly classified as derivative instruments required to be recorded at fair value (Note 8). The Exchange Notes have been recorded at a discount which were amortized to interest expense through November 17, 2012.

7. Other long-term debt:

Other long-term debt consists of the following:

in thousands	December 31, 2012 (Unaudited)	September 30, 2012
Laurus/Valens Term Notes	$5,006	$5,006
McKesson Note	4,343	4,343
March 2014 Distributions	1,692	1,692
Biovest Laurus/Valens Term A and Term B Notes	27,627	27,627
Biovest March 2014 Obligations	2,833	2,833
Minnesota Promissory Notes	330	334
	41,831	41,835
Less current maturities	(32,964)	(28,567)
	$8,867	$13,268

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

7. Other long-term debt (continued):

Laurus/Valens Term Notes

On November 17, 2010, the Company issued term notes to Laurus Master Fund, Ltd. (in liquidation), PSource Structured Debt Limited, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (collectively, “Laurus/Valens”), in the original aggregate principal amount of $8.8 million (the “Laurus/Valens Term Notes”). The Laurus/Valens Term Notes (as amended on December 15, 2011) mature on May 17, 2013 and November 17, 2013, respectively, and may be prepaid at any time without penalty; interest accrues at the rate of 8.5% per annum (with a 12.5% per annum default rate), and is payable at the time of any principal payment or prepayment of principal; and are secured by liens on all of the assets of the Company, junior only to certain permitted liens and 20,115,818 shares of Biovest common stock owned by the Company. The aggregate principal balance of the Laurus/Valens Term Notes, at December 31, 2012, was approximately $5.0 million.

McKesson Note

On November 17, 2010, the Company issued a promissory note in the original principal amount of $4,342,771 (the “McKesson Note”) to McKesson Corporation (“McKesson”). The McKesson Note is payable in cash in one installment, the outstanding principal together with all accrued but unpaid interest on March 17, 2014; interest accrues at a fixed rate of 5% per annum (with a 10% per annum default rate); the Company may prepay all or any portion of the McKesson Note, without penalty, at any time; and is secured by a lien on 6,102,408 shares of Biovest common stock owned by the Company. The principal balance of the McKesson Note, at December 31, 2012, was approximately $4.3 million.

March 2014 Distributions

On November 17, 2010, the Company became obligated to pay certain unsecured creditors distributions in cash, approximately $2.4 million. The distributions mature on March 17, 2014 and the outstanding principal together with all accrued but unpaid interest is due on such date. Interest accrues and is payable on the outstanding principal amount at a fixed rate of 5% per annum. The aggregate principal balance of the distributions, at December 31, 2012, was approximately $1.7 million.

Biovest Laurus/Valens Term A and Term B Notes

On November 17, 2010, Biovest issued two notes – one in the aggregate principal amount of $24.9 million (the “Term A Notes”) and one in the aggregate principal amount of $4.2 million (the “Term B Notes”) to Laurus/Valens.

The Term A Notes accrue interest at the rate of 8% per annum (with a 12% percent per annum default rate) and is payable at the time of any principal payment or prepayment of principal and the Company may prepay the Term A Notes, without penalty, at any time.  On November 18, 2010, Biovest prepaid the Term A Notes in an amount equal to $1.4 million from the proceeds received in the Exit Financing.

The Term B Notes are due in one installment of principal and interest on November 17, 2013, interest accrues at the rate of 8% per annum (with a 12% per annum default rate), and is payable at the time of any principal payment or prepayment of principal, and Biovest may prepay the Term B Notes, without penalty, at any time.

The Term A Notes and the Term B Notes are secured by a lien on all of Biovest’s assets, junior only to the lien granted to Corps Real and to certain permitted liens. The Term A Notes and the Term B Notes are guaranteed (as amended) by the Company (the “Accentia Guaranty”), up to a maximum amount of $4,991,360. The Accentia Guaranty is secured by the Company’s pledge of 20,115,818 shares of Biovest common stock owned by the Company.  Effective December 3, 2012 and pursuant to the Corps Real LOC (Note 9), which provided a revolving line of credit in the principal amount of up to $1.5 million to Biovest to be used to sustain Biovest’s business operations, the Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Corps Real LOC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

7. Other long-term debt (continued):

Biovest Laurus/Valens Term A and Term B Notes (continued)

Because Biovest was unable to pay the amount due under the Term A Notes on November 17, 2012, an event of default occurred. Pursuant to cross-default provisions contained the Term B Notes Laurus/Valens may declare the Term B Notes to be in default as well.  On November 17, 2012, Biovest and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Laurus/Valens granted Biovest a forbearance until January 31, 2013 from exercising its rights and/or remedies available to it under the Term A Notes and Term B Notes.  Although the standstill agreement has expired, Biovest and Laurus/Valens are continuing to negotiate the potential restructuring of the Term A Notes and Term B Notes.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors.  Biovest has not been notified of an event of default by Laurus/Valens.

Biovest March 2014 Obligations

On November 17, 2010, Biovest became obligated to pay certain of its unsecured creditors, the aggregate principal amount of approximately $2.7 million in cash together with interest at 5% per annum to be paid in one installment on March 27, 2014 (the “March 2014 Obligations”). The aggregate principal balance of the March 2014 Obligations, increased by approximately $0.12 million due to the allowance of a previously unfiled unsecured claim, as well as an amendment to the amount owed on a separate unsecured claim in fiscal 2012.  The aggregate principal balance of the March 2014 Obligations, at December 31, 2012, was approximately $2.8 million.

Minnesota Promissory Notes

On May 6, 2011, Biovest closed two financing transactions with the Economic Development Authority in and for the City of Coon Rapids (the “EDA”) and the Minnesota Investment Fund (the “MIF”), which provide capital to help add workers and retain high-quality jobs in the State of Minnesota”).  Biovest issued two secured promissory notes (collectively, the “Minnesota Promissory Notes”) to the EDA and MIF in the aggregate amount of $0.353 million, which amortize over 240 months, with a balloon payment of $0.199 million due on May 1, 2021. Biovest may prepay the Minnesota Promissory Notes at any time prior to maturity without penalty. The entirety of the proceeds from the transaction in were used to fund capital improvements made to Biovest’s existing manufacturing facility in Minneapolis (Coon Rapids), Minnesota.  The Minnesota Promissory Notes bear interest as follows, yielding an effective interest rate of 4.1%:

•	Months 1-60 at 2.5% interest

•	Months 61-80 at 5.0% interest

•	Months 81-100 at 7.0% interest

•	Months 101-120 at 9.0% interest

Because Biovest was unable to pay the amounts due under the Biovest Matured Obligations and pursuant to cross-default provisions contained in the Minnesota Promissory Notes, the EDA and the MIF may declare the Minnesota Promissory Notes to be in default.  Biovest has not been notified of an event of default by the EDA and/or the MIF. Due to the cross-default provisions contained in the notes, the aggregate principal balance due as of December 31, 2012 ($0.3 million) has been classified as a current liability on the December 31, 2012 balance sheet

Future scheduled maturities of other long-term debt are as follows:

in thousands

12 Months ending December 31,
2013	$32,964
2014	8,867
$41,831

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

8. Derivative liabilities:

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding common stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The following tabular presentation reflects the components of derivative financial instruments:

	December 31, 2012 (unaudited)	September 30, 2012
Embedded derivative instruments, bifurcated	$—	$187,600
Freestanding derivatives:
Warrants issued with settlement	50,300	187,600
Biovest warrants issued with convertible debt	211,341	856,717
	$261,641	$1,044,317

Derivative gains in the accompanying condensed consolidated statements of operations relate to the individual derivatives as follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011
Embedded derivative instruments, bifurcated	$—	$697
Freestanding derivatives:
Biovest warrants issued with convertible debt	645,376	326,617
Biovest investor share distribution	—	13,061
Warrants issued for settlement	137,300	77,600
	$782,676	$417,975

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2012 (unaudited)				September 30, 2012
Fair value measurements:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$261,641	$—	$261,641	$—	$1,044,317	$—	$1,044,317

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

9. Related party transactions

Pabeti, Inc.

Pabeti Note II

On December 20, 2012, the Company issued a secured promissory note (the “Pabeti Note II”) to Pabeti, Inc. (“Pabeti”) in the principal amount of up to $0.125 million.  Pabeti is an affiliate of Ronald E. Osman and Corps Real, LLC.  Mr. Osman is the President and an owner of Pabeti.  Corps Real, LLC is a shareholder and secured lender of the Company (discussed below) and a shareholder and the senior secured lender to Biovest. Corps Real, LLC and the majority owner of Corps Real, LLC , MRB&B, LLC, are both managed by Mr. Osman.  Mr. Osman is a shareholder of the Company and a shareholder and director of Biovest.  The Pabeti Note II can only be used to sustain the Company’s business operations.  The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 20, 2013.  The Pabeti Note II is secured by a security interest in all of the Company’s assets and 6,666,666 shares of Biovest common stock owned by the Company.  The principal balance of the Pabeti Note II, at December 31, 2012, was $0.125 million.

Pabeti Note

On June 1, 2012, the Company issued a secured convertible promissory note (the “Pabeti Note”) to Pabeti providing for aggregate loans to the Company in the maximum amount of $1.5 million.  The principal balance of the Pabeti Note, at December 31, 2012, was $1.5 million. The discounted value of the Pabeti Note is classified as convertible notes payable, related party on the accompanying condensed consolidated balance sheets.

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

To secure payment of the Pabeti Note, the Company entered into a security agreement (as amended, October 9, 2012) (the “Pabeti Security Agreement”) with Pabeti.  Under the Pabeti Security Agreement, all obligations under the Pabeti Note are secured by a first security interest in (a) 3,061,224 shares of Biovest common stock owned by the Company, (b) certain contingent earn-out payments that may be payable to the Company in connection with the Analytica Purchase Agreement (Note 4), and (c) all the Company’s collateral securing its obligations to Corps Real under the Corps Real Security Agreement (described below) to secure its obligations to Pabeti.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

9. Related party transactions (continued)

Pabeti, Inc. (continued)

Pabeti Note (continued)

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

Corps Real – Accentia

On June 13, 2011, the Company issued a convertible secured promissory note (the “Accentia Corps Real Note”) to Corps Real, LLC (“Corps Real”) in the maximum aggregate amount of $4.0 million. Corps Real is an affiliate of Ronald E. Osman and Pabeti.  Corps Real is a shareholder of the Company and a shareholder and the senior secured lender to Biovest. Corps Real and the majority owner of Corps Real, MRB&B, LLC, are both managed by Mr. Osman.  Mr. Osman is a shareholder of the Company and a shareholder and director of Biovest.   The principal balance of the Accentia Corps Real Note, at December 31, 2012, was $4.0 million.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

9. Related party transactions (continued):

Corps Real – Accentia (continued)

To secure payment of the Accentia Corps Real Note, the Company entered into a security agreement dated June 13, 2011 (as amended, October 9, 2012) (the “Corps Real Security Agreement”) with Corps Real. Under the Corps Real Security Agreement, all obligations under the Accentia Corps Real Note are secured by a first security interest on (a) 12.0 million shares of Biovest common stock owned by the Company, (b) 66.67% of the Company’s contractual rights pertaining to the first product for which a new drug application (“NDA”) is filed containing BEMA Granisetron pursuant to the Company’s settlement agreement with BioDelivery Sciences International, Inc (“BDSI”) (the “BDSI Settlement Agreement”, described herein) and the remaining 33.33% of the Company’s contractual rights were assigned to Corps Real, and (c) all the Company’s collateral securing its obligations to Pabeti under the Pabeti Security Agreement (described above).

On June 13, 2011, the Company also issued to Corps Real a common stock purchase warrant to purchase 5,882,353 shares of the Company’s common stock for an exercise price of $0.47 per share (the “Corps Real Warrant”). The Corps Real Warrant is immediately exercisable and expires on June 13, 2021 (as amended, October 9, 2012) and if, the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the Corps Real Warrant for cash, Corps Real may elect to utilize the cashless exercise provisions of the Corps Real.

On October 9, 2012, because the Company is materially benefiting from Corps Real’s additional loan to Biovest under the Biovest Corps Real Note (described below), as an inducement for and in consideration of such additional loan, the Company agreed to issue to Corps Real a new common stock purchase warrant to purchase 5.5 million shares of the Company’s common stock for an exercise price of $0.14 per share (the “Corps Real Warrant II”) and assign to Corps Real the remaining 33.33% of the Company’s contractual rights in the BDSI Settlement Agreement.  The Corps Real Warrant II is immediately exercisable and expires on October 9, 2020 and if, the fair market value of one share of the Company’s common stock is greater than the exercise price, in lieu of exercising the Corps Real Warrant II for cash, Corps Real may elect to utilize the cashless exercise provisions of the Corps Real Warrant II.

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

Corps Real – Biovest

Biovest Corps Real LOC

Effective December 3, 2012, Biovest issued a secured promissory note to Corps Real, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”).  The advances under the Biovest Corps Real LOC are to be used only to sustain Biovest’s business operations.  The Biovest Corps Real LOC accrues interest at the rate of 16% per annum with all interest due at maturity on December 3, 2013.  The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets.  Laurus/Valens has agreed to subordinate the Term A Notes and Term B Notes in right of payment and priority to the payment in full of the Biovest Corps Real LOC. As of December 31, 2012, Corps Real has advanced approximately $0.9 million under the Biovest Corps Real LOC.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

9. Related party transactions (continued):

Corps Real - Biovest (continued)

Biovest Corps Real Note

On November 17, 2010, Biovest issued a secured convertible promissory note (as amended) (the “Biovest Corps Real Note”) in an original principal amount of $2.3 million to Corps Real. The Biovest Corps Real Note accrues interest and is payable on the outstanding principal amount of the Biovest Corps Real Note at a fixed rate of 16% per annum.  On June 6, 2012, the Biovest Corps Real Note was amended to suspend and defer Biovest’s monthly interest payments beginning June 1, 2012.  On October 9, 2012, and under the terms of the Biovest Corps Real Note, Corps Real elected to loan to Biovest an additional $0.7 million.  As a result of the additional loan, the outstanding principal balance under the Biovest Corps Real Note increased from approximately, $2.3 million to $3.0 million.  The Biovest Corps Real Note is secured by a first priority lien on all of Biovest’s assets. The principal balance on the Biovest Corps Real Note, at December 31, 2012, was approximately $3.0 million.

Because Biovest was unable to pay the amount due under the Biovest Corps Real Note on November 17, 2012, an event of default occurred.  On November 17, 2012, Biovest and Corps Real entered into a standstill agreement, whereby (i) the maturity date of the Biovest Corps Real Note was extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real granted Biovest a forbearance until January 31, 2013 from exercising its rights and/or remedies available to it under the Biovest Corps Real Note.  Although the standstill agreement has expired, Biovest and Corps Real are continuing to negotiate a potential restructuring of the Biovest Corps Real Note.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets. Biovest has not been notified of an event of default by Corps Real.

BDSI/Arius

On February 17, 2010, the Bankruptcy Court entered an order approving the BDSI Settlement Agreement between the Company and BDSI, entered into as of December 30, 2009. Parties to the BDSI Settlement Agreement are the Company, the Company’s wholly-owned subsidiary, TEAMM, BDSI, and BDSI’s wholly-owned subsidiary, Arius Pharmaceuticals, Inc. (“Arius”). The purpose of the BDSI Settlement Agreement is to memorialize settlement between the Company and BDSI regarding claims relating to a distribution agreement dated March 12, 2004 between TEAMM and Arius. Pursuant to the BDSI Settlement Agreement, the Company:

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

Future scheduled maturities of related party debt, both convertible and non-convertible are as follows:

in thousands

12 Months ending December 31,
2013	$4,002
2015	1,500
2016	4,000
9,502
Discounts	(2,060)
$7,442

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

10. Stockholders’ equity:

Net Income (loss) per common share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended December 31, 2012 and 2011.

	December 31,
	2012	2011
Basic:
Net loss from continuing operations	$(8,706,600)	$(2,749,478)
Net income from discontinued operations	—	3,409,979
Net (loss) income attributable to common stockholders	$(7,378,198)	$1,236,152
Weighted average common shares outstanding	89,234,683	74,157,477

Basic per share:
Net loss from continuing operations	$(0.10)	$(0.04)
Net income from discontinued operations	—	0.05
Net (loss) income attributable to common stockholders	$(0.08)	$0.02

Diluted:
Net loss from continuing operations	$(8,706,600)	$(2,749,478)
Adjustment to income for dilutive options and convertible securities	—	—
Diluted net loss from continuing operations	$(8,706,600)	$(2,749,478)

Net income from discontinued operations	$—	$3,409,979
Adjustment to income for dilutive options and convertible securities	—	35,136
Diluted net income from discontinued operations	$—	$3,445,115

Net (loss) income attributable to common stockholders	$(7,378,198)	$1,236,152
Adjustment to income for dilutive options and convertible securities	—	35,136
Diluted net (loss) income attributable to common stockholders	$(7,378,198)	$1,271,288

Weighted average common shares outstanding	89,234,683	74,157,477
Effect of dilutive securities:
Convertible securities	—	8,823,529
Stock options and warrants	—	2,270,159
Diluted weighted average common shares outstanding	—	85,251,165

Diluted per share:
Net loss from continuing operations	$(0.10)	$(0.04)
Net income from discontinued operations	—	0.04
Net (loss) income attributable to common stockholders	$(0.08)	$0.01

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

 10. Stockholders’ equity (continued):

Net Income (loss) per common share (continued)

Basic earnings per common share are calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and warrants using the treasury stock method, are also included in the diluted per share calculations unless the effect of inclusion would be anti-dilutive. During the three months ended December 31, 2011, outstanding stock options and warrants of approximately 37.3 million were not included in the computation of diluted earnings per common share, because to do so would have had an anti-dilutive effect because the outstanding exercise prices were greater than the average market price of the common shares during the relevant periods.

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

Stock options and warrants issued, terminated/forfeited and outstanding as of December 31, 2012 are as follows:

	Shares	Average Exercise Price Per Share	Intrinsic Value
Options:
Outstanding, October 1, 2012	30,468,021	$0.71
Granted	—	—
Expired vested	(23,753)	2.11
Expired unvested	—	—
Exercised	—	—
Outstanding December 31, 2012	30,444,268	$0.71	$—

Warrants:
Outstanding, October 1, 2012	20,566,389	$1.02
Granted	5,500,000	0.14
Terminated or forfeited	(35,000)	8.00
Exercised	—	—
Outstanding December 31, 2012	26,031,389	$0.81	$—

A summary of the status of the Company’s nonvested stock options as of December 31, 2012, and changes during the three months then ended, is summarized as follows:

Nonvested Shares	Shares	Intrinsic Value
Nonvested at September 30, 2012	1,743,672
Granted	—
Vested	(582,005)
Forfeited	—
Nonvested at December 31, 2012	1,161,667	$—

Share-based compensation expense was approximately $0.09 million for the three months ended December 31, 2012 and $0.1 million for the three months ended December 31, 2011. Approximately $0.3 million in stock compensation expense will be recognized over the next twelve months as a result of the vesting of shares.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

11. Commitments and contingencies:

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

Whitebox/Biovest litigation

On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, a majority of the holders of the outstanding Exchange Notes issued in Biovest’s Exit Financing commenced a breach of contract action (the “Whitebox Litigation”)  to secure monetary judgment(s) against Biovest for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million in the State of Minnesota.  In response Biovest filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.

Legal proceedings (continued)

Matured Obligations

On November 17, 2012, the Matured Obligations, an aggregate of approximately $14.1 million in principal became due under the Company’s convertible debentures.  Because the Company was unable to pay the amount due on November 17, 2012, an event of default occurred.  As a result of this event of default, the Company has accrued: interest on the Matured Obligations at a default rate of 18% and the additional default payment of 30% on the outstanding balance due.  This default payment of approximately $4.2 million is accrued as of December 31, 2012 and classified as interest expense in the accompanying condensed consolidated statement of operations in the three months ended December 31, 2012.  The Company has not been notified of an event of default by any of the holders of the Matured Obligations.

Also, on November 17, 2012, the Biovest Matured Obligations, an aggregate of approximately $27.7 million in principal, became due.  Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes issued in Biovest’s Exit Financing commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against Biovest for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, Biovest filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  Biovest has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, Biovest has accrued interest on the Exchange Notes at a default rate of 15% per annum.

Pursuant to cross-default provisions contained in Biovest’s Laurus/Valens Term B Notes and Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  Biovest has not been notified of an event of default by any of the holders of the notes.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
11. Commitments and contingencies (continued):

On November 17, 2012, Biovest, Corps Real and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Biovest Corps Real Note and Biovest’s the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Although the standstill agreement has expired, Biovest, Corps Real and Laurus/Valens are continuing to negotiate the potential restructuring of the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. Biovest has not been notified of an event of default by either Corps Real and/or Laurus/Valens.

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

Facility leases

The Company and Biovest lease approximately 7,400 square feet of office space in Tampa, Florida, which are the Company’s and Biovest’s corporate, executive and administrative offices. The lease expires on December 31, 2014 and is cancelable by either party with 120 days prior notice.

Biovest leases approximately 35,000 square feet in Minneapolis (Coon Rapids), Minnesota, which Biovest uses for offices, laboratory, manufacturing, and warehousing space to support its development, potential commercialization, and production of BiovaxID™, production of its instruments and disposables, and contract cell culture products and services. The lease expires on December 31, 2020. Biovest has the right to extend the term of the lease for two additional five year periods at the greater of base rent in effect at the end of the ten year initial lease term or market rates in effect at the end of the ten year initial lease term. The lease contains provisions regarding a strategic collaboration whereby, the landlord agreed to construct certain capital improvements to the leased premises to allow Biovest to perform cGMP manufacturing of biologic products in the facility, including the manufacture of BiovaxID and for potential future expansion to the facility to permit additional BiovaxID production capacity when required.  The $1.5 million in improvements were completed in September 2011.  These improvements were financed by Biovest through a combination of cash on hand (approximately $0.175 million), the Minnesota Promissory Notes (as described herein), and an increase to the base rent charged, in order to recoup the costs of construction incurred by the landlord (approximately $1.0 million) over the initial term of the lease.

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

Employment agreements

The Company has no employment agreements with officers and executives as of December 31, 2012.

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

11. Commitments and contingencies (continued):

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

Baxter Healthcare Corporation

In November 2010, the Company entered into an agreement (the “Baxter Agreement”) with Baxter Healthcare Corporation (“Baxter”) to facilitate the Company’s development and potential commercialization of Cyrevia™.  The Baxter Agreement makes Baxter, the Company’s exclusive source of cyclophosphamide under an agreed-upon price structure. The Company believes that Baxter is the only cGMP manufacturer approved in the U.S. by the FDA of injectable/infusion cyclophosphamide (under the brand name, Cytoxan®) used in the U.S. as referenced in the FDA Orange Book. Cytoxan is the active drug used in Cyrevia therapy, the Company’s proprietary system-of-care being developed for the treatment of a broad range of autoimmune diseases. The Baxter Agreement grants the Company the exclusive right to use Baxter’s regulatory file and drug history (“Drug Master File”) for Cytoxan, which the Company’s believes will advance the Company’s planned clinical trials and anticipated communications with the FDA.

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

ACCENTIA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

11. Commitments and contingencies (continued):

Stanford University

In September 2004, Biovest entered into an agreement (as amended) (the “Stanford Agreement”) with Stanford University (“Stanford”).  The Stanford Agreement provides Biovest with worldwide rights to use two proprietary hybridoma cell lines, which are used in the production of the BiovaxID™ through 2025.  Under the Stanford Agreement, Biovest is obligated to pay an annual maintenance fee of $0.01 million. The Stanford Agreement also provides that Biovest pay Stanford $0.1 million within one year following the FDA’s regulatory/marketing approval of BiovaxID.  Following the FDA’s regulatory/marketing approval until September 17, 2019, Stanford will receive a royalty of the greater of $50 per patient or 0.05%, after September 18, 2019, Stanford will receive a royalty of the greater of $85 per patient or 0.10% of the amount received by Biovest for each BiovaxID patient treated using these cell lines. This running royalty will be creditable against the yearly maintenance fee. The Stanford Agreement obligates Biovest to diligently develop, manufacture, market, and sell BiovaxID and to provide progress reports to Stanford regarding these activities. Biovest can terminate the Stanford Agreement at any time upon 30 days prior written notice, and Stanford can terminate the Stanford Agreement upon a breach of the agreement by Biovest that remains uncured for 30 days after written notice of the breach from Stanford.

Food and Drug Administration

The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which mammalian proteins will be manufactured. Any new bioproduct intended for use in humans (including, to a somewhat lesser degree, in vivo biodiagnostic products), is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA regulatory/marketing approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, Biovest’s cell culture systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended.

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

12. Variable Interest Entities:

Revimmune, LLC

Although the Company does not have an equity interest in Revimmune, LLC, the Company has the controlling financial interest of Revimmune, LLC, because of the sublicense agreement between the parties and is considered the primary beneficiary, and therefore, the financial statements of Revimmune, LLC has been consolidated with the Company as of February 27, 2007 and through December 31, 2012. As of December 31, 2012, Revimmune, LLC’s assets and equity were approximately $28,000. The Company had no non-controlling interest in earnings from Revimmune, LLC for the three months ended December 31, 2012.

13. Subsequent events:

Biovest Corps Real LOC:  Subsequent to period end, Corps Real has advanced to Biovest, an additional $0.33 million under the Biovest Corps Real LOC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. This section of this Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission.

Overview

Accentia is a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients utilizing therapeutic clinical products including personalized immunotherapies designed to treat autoimmune related diseases and cancer.  We were incorporated in the State of Florida in 2002.

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

To support Biovest’s planned commercialization of BiovaxID and to support the products of personalized medicine and particularly, patient specific oncology products, Biovest developed and commercialized a fully automated, reusable instrument that employees a fully disposable, closed-system cell-growth chamber incorporating a hollow fiber cell-growth cartridge called AutovaxID®.  Since it is fully enclosed, computer controlled and automated, AutovaxID requires limited supervision and manpower to operate compared to manual instruments. AutovaxID is suitable for growing antibody-secreting cell lines, including hybridomas and Chinese hamster ovary (“CHO”) cells, which are among the leading kinds of cell lines used for commercial therapeutic protein manufacture. AutovaxID has a small footprint and supports scalable production. Biovest plans to utilize the AutovaxID technology to streamline the commercial manufacture of BiovaxID.  Biovest believes that AutovaxID is the first cell culture system that enables production of personalized cell-based treatments economically.   AutovaxID uses a disposable production unit which provides for robust and dependable manufacturing while complying with the industry current good manufacturing practices (“cGMP”) standards. Biovest is collaborating with the U.S. Department of Defense (“DoD”) and others to further develop AutovaxID and its related hollow fiber systems and to explore potential production of additional vaccines, including vaccines for viral indications such as influenza and other contagious diseases.

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

In June 2003, we acquired an 81% interest in Biovest pursuant to an investment agreement for an initial investment of $20 million. Biovest’s business consists of three primary business segments: the development of BiovaxID™ for B-cell blood cancers; the manufacture and sale of AutovaxID® and other instruments and disposables; and the commercial sale and production of cell culture products and services.  As of December 31, 2012, we owned approximately 59% of Biovest’s outstanding common stock with the minority interest being held by approximately 400 shareholders of record. Following our investment, Biovest continued to be a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Biovest files periodic and other reports with the Securities and Exchange Commission (“SEC”).

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

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under our Debentures (Class 9) (collectively, the “Matured Obligations”).  Because we were unable to pay the amount due on November 17, 2012, an event of default occurred.  As a result of this event of default, we have accrued the interest on the Matured Obligations at a default rate of 18% and the additional default payment of 30% on the outstanding balance due.  We have not been notified of an event of default by any of the holders of the Matured Obligations.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal, became due under the Biovest Corps Real Note, Biovest Laurus/Valens Term A Notes, and the Exchange Notes issued in Biovest’s Exit Financing (collectively, the “Biovest Matured Obligations”).  Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against Biovest for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, Biovest filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  Biovest has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, Biovest has accrued interest on the Exchange Notes at a default rate of 15% per annum.

Pursuant to cross-default provisions contained in Biovest’s Laurus/Valens Term B Notes and Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  Biovest has not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, Biovest, Corps Real and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Biovest Corps Real Note and Biovest’s the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Although the standstill agreement has expired, Biovest, Corps Real and Laurus/Valens are continuing to negotiate the potential restructuring of the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. Biovest has not been notified of an event of default by either Corps Real and/or Laurus/Valens.

The outcome of the continuing negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt instruments, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Consolidated Results of Operations

Revenues. Biovest’s revenues for the three months ended December 31, 2012 were $0.5 million, compared to revenues of $1.1 million for the three months ended December 31, 2011.  Included in product revenue in the prior fiscal year is $0.1 million resulting from a shared agreement involving the data from Biovest's Phase 3 clinical trial for BiovaxID®, while current year results do not contain comparable revenue.  Instrument sales for the three month period ended December 31, 2012 were approximately $0.4 million representing a decrease of $0.34 million over the same quarter in the prior fiscal year.  $0.2 million of this decrease is a result of fewer unit sales of instruments in the current year compared with the prior year, with the remaining decrease a result of fewer unit sales of cultureware, tubing sets and other disposable products and supplies for use with our instrument product line compared with the prior year.  Service revenues from contract manufacturing activities for the current year were $0.14 million representing a decrease of $0.08 million compared to the prior year.

Gross Margin. The overall gross deficit as a percentage of sales for the three months ended December 31, 2012 was (6%) as compared to gross margin of 40% for the three months ended December 31, 2011. A relatively high percentage of Biovest’s costs are of a fixed nature.  This, combined with the reduction in Biovest’s service revenue and an overall decrease in product unit sales, resulted in Biovest’s total revenues falling short of covering fixed costs contributing to the gross deficit for the current quarter.

Operating Expenses. Research and development expenses have decreased by $0.06 million for the three months ended December 31, 2012 when compared to the three months ended December 31, 2011. This small change is attributable to a decrease in Biovest’s laboratory supplies purchased and used in the continued analyses and validation of Biovest’s vaccine manufacturing process at Biovest’s Minneapolis (Coon Rapids), Minnesota facility.

Interest Expense. Interest expense for the three months ended December 31, 2012 increased approximately $5.6 million compared to the three months ended December 31, 2011. The increase was due primarily to $4.2 million expensed as interest relating to the increase in principal due to the default on the Class 9 debentures equal to 30% of the outstanding indebtedness at the time of default. In addition, interest is being accrued at 18% on the $18.3 million balance. Prior to the default, there was no interest accruing on the Class 9 debentures.

Gain on Reorganization. Biovest recognized a gain of $0.22 million for the three months ended December 31, 2011, as a result of the settlement of prepetition claims through our Chapter 11 proceedings.

Liquidity

Sources of Liquidity

Our goal is to meet our cash requirements through proceeds from Biovest’s instruments and disposables and cell culture products and services manufacturing activities, the use of cash on hand, trade vendor credit, short-term borrowings, debt and equity financings, the modification of existing cash commitments, and strategic transactions such as collaborations and licensing. Our ability to continue present operations, to continue Biovest’s detailed analyses of BiovaxID’s clinical trial results, to meet our debt obligations as they mature (discussed below), and to pursue ongoing development and commercialization of Cyrevia™, BiovaxID™, AutovaxID® and SinuNasal™ including potentially seeking regulatory/marketing approval, is dependent upon our ability to obtain significant external funding in the immediate term, which raises substantial doubt about our ability to continue as a going concern. Cash and cash equivalents, at December 31, 2012, were approximately $0.5 million. Additional sources of funding have not been established; however, additional financing is currently being sought by us from a number of sources, including the sale of equity or debt securities, strategic collaborations, recognized research funding programs, as well as domestic and/or foreign licensing of our product candidates. There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all. If adequate funds are not available from the foregoing sources in the immediate term, or if we determine it to otherwise be in our best interest, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some or all of our commercialization efforts.

Matured Obligations

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under our Debentures (Class 9) (collectively, the “Matured Obligations”).  Because we were unable to pay the amount due on November 17, 2012, an event of default occurred.  As a result of this event of default, we have accrued the interest on the Matured Obligations at a default rate of 18% and the additional default payment of 30% on the outstanding balance due.  We have not been notified of an event of default by any of the holders of the Matured Obligations.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal, became due under the Biovest Corps Real Note, Biovest Laurus/Valens Term A Notes, and the Exchange Notes issued in Biovest’s Exit Financing (collectively, the “Biovest Matured Obligations”).  Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred.  On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”), a majority of the holders of the outstanding Exchange Notes commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against Biovest for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, Biovest filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  Biovest has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, Biovest has accrued interest on the Exchange Notes at a default rate of 15% per annum.

Pursuant to cross-default provisions contained in Biovest’s Laurus/Valens Term B Notes and Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  Biovest has not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, Biovest, Corps Real and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Biovest Corps Real Note and Biovest’s the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Although the standstill agreement has expired, Biovest, Corps Real and Laurus/Valens are continuing to negotiate the potential restructuring of the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. Biovest has not been notified of an event of default by either Corps Real and/or Laurus/Valens.  The outcome of the continuing negotiations relating to the restructuring of the Biovest Matured Obligations, which may include the remainder of Biovest’s outstanding debt instruments, may negatively affect our ownership interest in Biovest and cause our potential deconsolidation/loss of control in Biovest.

Our liquid assets and cash flow are not sufficient to fully repay the principal owed under our outstanding debt instruments.  Further, we cannot assure its shareholders that the Company can extend or restructure the Matured Obligations and/or the Biovest Matured Obligations.  We have not established access to additional capital or debt to repay the Matured Obligations and/or the Biovest Matured Obligations.  Further, we cannot assure our shareholders that we will be able to obtain needed funding to repay or restructure the Matured Obligations and/or the Biovest Matured Obligations.

If, as or when required, we are unable to repay, refinance or restructure its indebtedness under our secured or unsecured debt instruments, or amend the covenants contained therein, the lenders and/or holders under such secured or unsecured debt instruments could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings or other actions against our assets. Under such circumstances, we could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one of our debt instruments could also result in an event of default under one or more of our other debt instruments. We may have to seek protection under the U.S. Bankruptcy Code from the Matured Obligations, the Biovest Matured Obligations, and/or our other debt instruments.  This would have a material adverse impact on our liquidity, financial position and results of operations.

Pabeti Note II:

On December 20, 2012, we issued a secured promissory note to Pabeti, Inc., the principal amount of up to $0.125 million (the “Pabeti Note II”).  The Pabeti Note II can only be used to sustain our business operations.  The Pabeti Note II accrues interest at the rate of 16% per annum and matures on December 20, 2013.  The Pabeti Note is secured by a security interest in all of the Company’s assets and 6,666,666 shares of Biovest common stock owned by us.  The principal balance of the Pabeti Note II, at December 31, 2012, was $0.125 million.

Biovest Corps Real LOC:

Effective December 3, 2012, Biovest issued an additional secured promissory note to Corps Real, LLC, which provides Biovest with a revolving line of credit in the principal amount of up to $1.5 million (the “Biovest Corps Real LOC”).  The advances under the Biovest Corps Real LOC can only be used to sustain Biovest’s business operations.  The Biovest Corps Real LOC accrues interest at the rate of 16% per annum and matures on December 3, 2013.  The Biovest Corps Real LOC is secured by a first priority lien of all Biovest’s assets.  Pursuant to the security agreement and the amended and restated subordination agreement under the Biovest Corps Real LOC, the Laurus/Valens Term A Notes and Term B Notes are now subordinate in right of payment and priority to the payment in full of the Biovest Corps Real LOC. As of December 31, 2012, Corps Real had advanced approximately $0.89 million under the Biovest Corps Real LOC.

Outstanding Accentia Indebtedness as of December 31, 2012

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Pabeti Note	$1,500	10.0%	06/01/2015	3,000,000	$0.28	06/01/2020
Pabeti Note II	$125	16.0%	12/20/2013	—	—	—
Accentia Corps Real Note	$4,000	5.0%	06/13/2016	5,882,353	$0.47	06/13/2021
				and
				5,500,000	$0.14	10/09/2020
Laurus/Valens Term Notes	$5,006	8.5%	05/17/2013 and 11/17/2013	—	—	—
Ryll Note	$561	6.0%	02/17/2013	—	—	—
McKesson Note	$4,343	5.0%	03/17/2014	—	—	—
Debentures (Class 5)	$225	8.5%	05/17/2013	2,508,960	$1.50	11/17/2013
Debentures (Class 6)	$6,794	8.5%	11/17/2013	2,979,496	$1.50	11/17/2013
Debentures (Class 9)	$18,277	18.0%	On demand	3,154,612	$1.50	11/17/2013
Notes (Class 13)	$—	0.0%	Paid in full	1,072,840	$1.50	11/17/2013
March 2014 Distributions	$1,692	5.0%	03/17/2014	—	—	—

Outstanding Biovest Indebtedness as of December 31, 2012

	Outstanding Principal (in 000’s)	Interest Rate (per annum)	Maturity Date	Total Aggregate Number of Warrants Issued	Exercise Price	Expiration Date
Biovest Exit Financing	$1,216	15.0%	On demand	8,733,096	$1.20	11/17/2017
Biovest Corps Real Note	2,992	16.0%	On demand	—	—	—
Biovest Corps Real LOC	885	16.0%	12/03/2013	—	—	—
Biovest Laurus/Valens Term A Notes	23,467	8.0%	On demand	—	—	—
Biovest Laurus/Valens Term B Notes	4,160	8.0%	11/17/2013	—	—	—
Biovest March 2014 Obligations	2,833	5.0%	03/17/2014	—	—	—
Accentia Promissory Demand Note	4,542	3.3%	On demand	—	—	—
Minnesota Promissory Notes	$331	4.1%	05/01/2021	—	—	—

Cash Flows for the Three Months Ended December 31, 2012

For the three months ended December 31, 2012, our cash increased by approximately $0.3 million. Our net loss for the three months ended December 31, 2012 was approximately $8.7 million.  We have adjusted the net loss on our cash flow statement for certain non-cash expenses including an adjustment of approximately $4.2 million for the increase in principal due to default on the Class 9 debentures which was expensed as interest during the period and an adjustment of approximately $0.8 million representing the amortization of discounts associated with our outstanding debt.   Furthermore, the change in accrued expenses accounted for an adjustment of approximately $1.9 million primarily due to the increase in accrued interest.  After these and other non-cash adjustments to our net loss, cash used in operating activities was approximately $1.4 million for the three months ended December 31, 2012.

Our net cash outflow from investing activities for the three months ended December 31, 2012 was approximately $0.005 million.

Our net cash flows from financing activities for the three months ended December 31, 2012 was approximately $1.7 million primarily due to proceeds from related party notes of $1.7 million.

Fluctuations in Operating Results:

Our operating results may vary significantly from quarter to quarter or year to year, depending on factors such as timing of biopharmaceutical development and commercialization of products by our customers, the timing and size of orders for instrumentation and cultureware, and the timing of increased research and development of BiovaxID™, and will be impacted by our planned marketing launch of the AutovaxID® instrument. Consequently, revenues, profits or losses may vary significantly from quarter to quarter or year to year, and revenue or profits or losses in any period will not necessarily be indicative of results in subsequent periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biovest litigation:

Whitebox Litigation:

On December 19, 2012, Whitebox Credit Arbitrage Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pandora Select Partners, LP, Whitebox Multi-Strategy Partners, LP, Whitebox Concentrated Convertible Arbitrage Partners, LP, (collectively, the “Whitebox Entities”), a majority of the holders of the outstanding Exchange Notes commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against Biovest for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, Biovest filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.   Biovest intends to seek the dismissal of this litigation and plans to defend these claims vigorously.

Matured obligations:

On November 17, 2012, an aggregate of approximately $14.1 million in principal became due under our Debentures (Class 9) (collectively, the “Matured Obligations”).  Because we were unable to pay the amount due on November 17, 2012, an event of default occurred.  As a result of this event of default, we have accrued the interest on the Matured Obligations at a default rate of 18% and the additional default payment of 30% on the outstanding balance due.  We have not been notified of an event of default by any of the holders of the Matured Obligations.

Also, on November 17, 2012, an aggregate of approximately $27.7 million in principal, became due under the Biovest Corps Real Note, Biovest Laurus/Valens Term A Notes, and the Exchange Notes issued in Biovest’s Exit Financing (collectively, the “Biovest Matured Obligations”).  Because Biovest was unable to pay the amount due on November 17, 2012, an event of default occurred.  On December 19, 2012, a majority of the holders of the outstanding Exchange Notes commenced a breach of contract action (the “Whitebox Litigation”) to secure monetary judgment(s) against Biovest for the outstanding defaulted principal and interest owed to them in the aggregate amount of approximately $1.2 million, in the State of Minnesota.  In response, Biovest filed a Motion to Dismiss, for the reason that the venue in which the Whitebox Litigation was filed was improper.  Pursuant to the terms of the Exchange Notes, the proper venue is New York City, in the Borough of Manhattan.  Biovest has not been notified of an event of default by any other holder(s) of the outstanding Exchange Notes.  As a result of this event of default, Biovest has accrued interest on the Exchange Notes at a default rate of 15% per annum.

Pursuant to cross-default provisions contained in Biovest’s Laurus/Valens Term B Notes and Minnesota Promissory Notes, in the approximate aggregate amount of $4.5 million, the holders may also declare those notes to be in default.  Biovest has not been notified of an event of default by any of the holders of the notes.

On November 17, 2012, Biovest, Corps Real and Laurus/Valens entered into a standstill agreement, whereby (i) the maturity dates of the Biovest Corps Real Note and Biovest’s the Term A Notes were extended from November 17, 2012 to January 31, 2013 and (ii) Corps Real and Laurus/Valens granted Biovest a forbearance until January 31, 2013 from exercising their rights and/or remedies available to them under the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Although the standstill agreement has expired, Biovest, Corps Real and Laurus/Valens are continuing to negotiate the potential restructuring of the Biovest Corps Real Note, Biovest’s Term A Notes and Biovest’s Term B Notes.  Upon notification of an event of default by Corps Real, Corps Real will have the right to foreclose upon its first priority security interest in all of Biovest’s assets.  Upon notification of an event of default by Laurus/Valens, Laurus/Valens (a) will have right to foreclose upon their lien on all of Biovest’s assets (which is subordinate only to the security interest of Corps Real) and (b) may appoint one-third of the total membership of Biovest’s Board of Directors. Biovest has not been notified of an event of default by either Corps Real and/or Laurus/Valens.

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

ITEM 1A.                  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

1.
During the three months ended December 31, 2012, pursuant to our Plan (with an Effective Date of November 17, 2010) and Section 1145 of the United States Bankruptcy Code, we issued 1,084,830 shares of our common stock in satisfaction of allowed claims under our Plan to members of Classes 9 and 13 with a conversion price of a $1.00 per share.

2.
During the three months ended December 31, 2012, pursuant to a consulting agreement between us and Rick Geislinger, we issued 10,000 shares of our common stock to Rick Geislinger with stock prices ranging from $0.12 to $0.22 per share

We claimed exemption from registration under the Securities Act for the issuances of securities in the transactions described in paragraph 1 above by virtue of Section 1145(a) of the United States Bankruptcy Code in that such issuances were made under our Plan in exchange for claims against, or interests in, our Company.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transaction described in paragraph 3 above by virtue of Section 4(2) of the Securities Act in that such sale and issuance did not involve a public offering. The recipient of the securities represented his intentions to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued in such transactions. The recipient has adequate access, through his relationships with us, to information about us.

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

ACCENTIA BIOPHARMACEUTICALS, INC. (Registrant)

Date: February 14, 2013	/s/ Samuel S. Duffey
Samuel S. Duffey, Esq.
Chief Executive Officer; President; General Counsel
(Principal Executive Officer)

Date: February 14, 2013	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Acting Chief Financial Officer; Controller
(Principal Financial Officer and Principal Accounting Officer)